Form 10-Q
period 2021-04-03
Aveanna Healthcare Holdings, Inc.
filed 2021-05-25
CIK 1832332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-40362

Aveanna Healthcare Holdings Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-4717209
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Interstate North Parkway SE, Atlanta, GA 30339

(Address of principal executive offices, including zip code)

(770) 441-1580

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	AVAH	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of May 25, 2021, the registrant had 184,164,184 shares of common stock, $0.01 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other similar expressions.

These statements are based on certain assumptions that we have made considering our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Many factors could affect our actual results and could cause actual results to differ materially from those expressed in the forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to risks that may cause actual results to differ materially from those expressed or implied in the forward-looking statements, including, but not limited to, the following risks:

▪	intense competition among home health, hospice and durable medical equipment companies;
▪	our ability to maintain relationships with existing patient referral sources;
▪	the possibility that our business, financial condition and results of operations may be materially adversely affected by the COVID-19 pandemic;
▪	our ability to have services funded from third-party payers, including Medicare, Medicaid and private health insurance companies;
▪	changes to Medicare or Medicaid rates or methods governing Medicare or Medicaid payments, and the implementation of alternative payment models;
▪	our limited ability to control reimbursement rates received for our services;
▪	delays in collection or non-collection of our patient accounts receivable, particularly during the business integration process;
▪	healthcare reform and other regulations;
▪	changes in the case-mix of our patients, as well as payer mix and payment methodologies;
▪	any loss of existing favorable managed care contracts;
▪	our ability to attract and retain experienced employees and management personnel;
▪	any failure to maintain the security and functionality of our information systems or to defend against or otherwise prevent a cybersecurity attack or breach;
▪

our substantial indebtedness, which will increase our vulnerability to general adverse economic and industry conditions and may limit our ability to pursue strategic alternatives and react to changes in our business and industry;

▪	our ability to identify, acquire, successfully integrate and obtain financing for strategic and accretive acquisitions;
▪

risks related to legal proceedings, claims and governmental inquiries given that the nature of our business exposes us to various liability claims, which may exceed the level of our insurance coverage; and

▪	the other risks described under Part II, Item 1A,“Risk Factors” in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” contained in the Prospectus.

Additionally, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Considering these risks, uncertainties and assumptions, the forward-looking statements contained in this Quarterly Report on Form 10-Q might not prove to be accurate and you should not place undue reliance upon them or otherwise rely upon them as predictions of future events. All forward-looking statements made by us in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date made, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
	As of
	April 3, 2021	January 2, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,105	$137,345
Patient accounts receivable	195,720	172,887
Receivables under insured programs	8,388	7,992
Prepaid expenses	12,609	11,080
Other current assets	9,394	11,340
Total current assets	293,216	340,644
Property and equipment, net	32,168	32,650
Operating lease right of use assets	45,231	46,217
Goodwill	1,317,340	1,316,385
Intangible assets, net	72,266	73,572
Receivables under insured programs	25,184	23,990
Deferred income taxes	2,931	2,931
Other long-term assets	9,426	7,627
Total assets	$1,797,762	$1,844,016

LIABILITIES, DEFERRED RESTRICTED STOCK UNITS, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$41,906	$56,668
Accrued payroll and employee benefits	49,239	56,834
Accrued interest	2,476	2,398
Notes payable	1,814	2,872
Current portion of insurance reserves - insured programs	8,388	7,992
Current portion of insurance reserves	13,186	12,294
Current portion of long-term obligations	9,910	9,910
Current portion of operating lease liabilities	11,312	11,884
Current portion of deferred payroll taxes	24,824	24,824
Government stimulus liabilities	-	29,444
Other current liabilities	44,430	45,293
Total current liabilities	207,485	260,413
Revolving credit facility	-	-
Long-term obligations, less current portion	1,163,059	1,163,490
Long-term insurance reserves - insured programs	25,184	23,990
Long-term insurance reserves	32,910	30,336
Operating lease liabilities, less current portion	39,260	40,246
Deferred payroll taxes, less current portion	24,824	24,824
Deferred income taxes	3,285	2,591
Other long-term liabilities	28,076	30,957
Total liabilities	1,524,083	1,576,847
Commitments and contingencies (Note 10)
Deferred restricted stock units	2,135	2,135
Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value, 1,000,000,000 shares authorized;
141,928,184 issued and outstanding, respectively	1,419	1,419
Additional paid-in capital	721,959	721,247
Accumulated deficit	(451,834)	(457,632)
Total stockholders’ equity	271,544	265,034
Total liabilities, deferred restricted stock units, and stockholders’ equity	$1,797,762	$1,844,016

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three-Month Periods Ended
	April 3, 2021	March 28, 2020

Revenue	$417,160	$355,223
Cost of revenue, excluding depreciation and amortization	285,477	247,682
Branch and regional administrative expenses	69,372	59,694
Corporate expenses	27,399	25,797
Depreciation and amortization	4,848	4,183
Acquisition-related costs	1,768	-
Operating income	28,296	17,867
Interest income	77	46
Interest expense	(22,425)	(21,063)
Gain on debt extinguishment	-	127
Other income	159	41,791
Income before income taxes	6,107	38,768
Income tax expense	(309)	(1,131)
Net income	$5,798	$37,637
Income per share:
Net income per share, basic	$0.04	$0.27
Weighted average shares of common stock outstanding, basic	142,122,934	137,468,875
Net income per share, diluted	$0.04	$0.27
Weighted average shares of common stock outstanding, diluted	146,266,014	140,330,909

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	For the Three-Month Period Ended April 3, 2021
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, January 2, 2021	141,928,184	$1,419	$721,247	$(457,632)	$265,034
Non-cash compensation	-	-	712	-	712
Net income	-	-	-	5,798	5,798
Balance, April 3, 2021	141,928,184	$1,419	$721,959	$(451,834)	$271,544

	For the Three-Month Period Ended March 28, 2020
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 28, 2019	136,803,189	$1,368	$669,406	$(400,582)	$270,192
Issuance of common stock	5,124,995	51	49,949	-	50,000
Non-cash compensation	-	-	318	-	318
Net income	-	-	-	37,637	37,637
Balance, March 28, 2020	141,928,184	$1,419	$719,673	$(362,945)	$358,147

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three-Month Periods Ended
	April 3, 2021	March 28, 2020
Cash Flows From Operating Activities:
Net income	$5,798	$37,637
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,848	4,183
Amortization of deferred debt issuance costs	2,140	1,744
Amortization and impairment of operating lease right of use assets	3,550	3,123
Non-cash compensation	712	318
(Gain) loss on disposal of licenses, property and equipment	(4)	48
Fair value adjustment on interest rate derivatives	(2,820)	6,422
Gain on debt extinguishment	-	(127)
Deferred income taxes	694	573
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(22,852)	(1,168)
Prepaid expenses	(1,684)	1,760
Other current and long-term assets	1,957	2,748
Accounts payable and other accrued liabilities	(15,841)	(10,187)
Accrued payroll and employee benefits	(7,595)	(1,881)
Accrued interest	78	1,826
Insurance reserves	3,466	684
Operating lease liabilities	(4,126)	(3,317)
Deferred payroll taxes	-	885
Other current and long-term liabilities	(1,232)	(1,218)
Net cash (used in) provided by operating activities	(32,911)	44,053
Cash Flows From Investing Activities:
Acquisitions of businesses, net of cash acquired	(500)	-
Purchases of property and equipment	(2,665)	(6,327)
Net cash used in investing activities	(3,165)	(6,327)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	50,000
Proceeds from revolving credit facility	-	14,000
Repayments on revolving credit facility	-	(45,500)
Principal payments on term loans and notes payable	(3,535)	(2,677)
Payment of government stimulus funds	(29,444)	-
Principal payments of financing lease obligations	(203)	(153)
Payment of debt issuance costs	(196)	(689)
Payment of deferred offering costs	(786)	-
Net cash (used in) provided by financing activities	(34,164)	14,981
Net (decrease) increase in cash and cash equivalents	(70,240)	52,707
Cash and cash equivalents at beginning of period	137,345	3,327
Cash and cash equivalents at end of period	$67,105	$56,034
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$20,207	$17,493
Acquisition of property and equipment on accrual	$2,520	$4,003
Deferred offering costs included in accounts payable and other accrued liabilities	$1,874	$-
Cash paid for income taxes, net of refunds received	$(202)	$-

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS

Aveanna Healthcare Holdings Inc. (together with its consolidated subsidiaries, referred to herein as the “Company”) is headquartered in Atlanta, Georgia and has operations in 30 states with concentrations in Texas, Pennsylvania, and California, providing a broad range of pediatric and adult healthcare services including nursing, rehabilitation services, occupational nursing in schools, therapy services, day treatment centers for medically fragile and chronically ill children and adults, as well as delivery of enteral nutrition and other products to patients. The Company also provides case management services in order to assist families and patients by coordinating the provision of services between insurers or other payers, physicians, hospitals, and other healthcare providers. In addition, the Company provides respite healthcare services, which are temporary care provider services provided in relief of the patient’s normal caregiver. The Company’s services are designed to provide a high quality, lower cost alternative to prolonged hospitalization.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying interim unaudited consolidated financial statements include the accounts of Aveanna Healthcare Holdings Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the accompanying interim unaudited consolidated financial statements, and business combinations accounted for as purchases have been included in the accompanying interim unaudited consolidated financial statements from their respective dates of acquisition.

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited consolidated financial statements do not include all the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, these interim unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of April 3, 2021 and the results of operations for the three-month periods ended April 3, 2021 and March 28, 2020, respectively. The results reported in these interim unaudited consolidated financial statements should not be regarded as indicative of results that may be expected for any other period or the entire year. These interim unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended January 2, 2021 included in the Company’s prospectus dated April 28, 2021 (the “Prospectus”), which is deemed to be part of the Company’s Registration Statement on Form S-1 (File No. 333-254981) filed with the SEC.

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52 or 53-week fiscal year. The accompanying interim unaudited consolidated balance sheets reflect the accounts of the Company as of April 3, 2021 and January 2, 2021. For the three-month periods ended April 3, 2021 and March 28, 2020, the accompanying interim unaudited consolidated statements of operations, stockholders’ equity and cash flows reflect the accounts of the Company from January 3, 2021 through April 3, 2021 and December 29, 2019 through March 28, 2020, respectively.

Use of Estimates

The Company’s accounting and reporting policies conform with U.S. GAAP. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that impact the amounts reported in these consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Deferred Offering Costs

The Company has deferred offering costs, consisting of legal, accounting, filing and other fees and costs directly attributable to the Company’s initial public offering. The deferred offering costs will be offset against the proceeds received upon the closing of the initial public offering. As of April 3, 2021 and January 2, 2021, capitalized deferred offering costs totaled $4.8 million and $2.9 million, respectively, and were included in other long-term assets on the accompanying consolidated balance sheets. See Note 15 – Subsequent Events for additional information regarding the completion of the Company’s initial public offering and its effects.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improves consistent application by clarifying and amending existing guidance. This ASU is effective for annual fiscal years beginning after December 15, 2020, and interim periods therein. The Company adopted this standard effective January 3, 2021, and the adoption of this standard did not materially affect the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. An entity may adopt this ASU as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company is currently evaluating the impact of adopting this standard.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. This ASU is effective immediately and should be adopted in conjunction with ASU 2020-04. The Company is currently evaluating the impact of adopting this standard.
3.	REVENUE

Revenue is primarily derived from pediatric healthcare services provided to patients, including private duty nursing, therapy services, and adult home health and hospice services (“patient revenue”) and from the delivery of enteral nutrition and other products to patients (“product revenue”). The services provided by the Company have no fixed duration and can be terminated by the patient or the facility at any time, and therefore, each treatment is its own stand-alone contract. Incremental costs of obtaining a contract are expensed as incurred due to the short-term nature of the contracts.

Services ordered by a healthcare provider in an episode of care are not separately identifiable and therefore have been combined into a single performance obligation for each contract. The Company recognizes revenue as its performance obligations are completed. For patient revenue, the performance obligation is satisfied over time as the customer simultaneously receives and consumes the benefits of the healthcare services provided. For product revenue, the performance obligation is satisfied at the point in time upon delivery to the patient. The Company recognizes patient revenue equally over the number of treatments provided in a single episode of care. Typically, patients and third-party payers are billed within several days of the service being performed, and payments are due based on contract terms.

The Company disaggregates revenue from contracts with customers by reportable segment and by payer within each of the Company’s lines of business. The Company uses a portfolio approach to group contracts with similar characteristics and analyze historical cash collection trends.

The Company’s lines of business are generally classified into the following categories: private duty services; home health and hospice; and medical solutions.

Private Duty Services (“PDS”). The PDS business includes a broad range of pediatric and adult healthcare services including private duty skilled nursing, unskilled services, which include employer of record support services (“EOR”) and personal care services, pediatric therapy services, rehabilitation services, and nursing services in schools and pediatric day healthcare centers.

Home Health & Hospice (“HHH”). The HHH business provides home health, hospice, and personal care services to predominately elderly patients.

Medical Solutions (“MS”). The MS business includes the delivery of enteral nutrition and other products to patients.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Revenue. The Company provides financial management services in order to assist families and patients by coordinating the reimbursement of authorized medical expenses between certain state-contracted non-profit programs and families and patients. Other revenue represents the monthly fee earned by the Company for providing these services.

For the PDS, HHH, and MS businesses, the Company receives payments from the following sources for services rendered: (i) state governments under their respective Medicaid programs (“Medicaid”); (ii) Managed Care providers of state government Medicaid programs (“Medicaid MCO”); (iii) commercial insurers; (iv) other government programs including Medicare and Tricare (“Medicare”); and (v) individual patients. As the period between the time of service and time of payment is typically one year or less, the Company elected the practical expedient under ASC 606-10-32-18 and did not adjust for the effects of a significant financing component.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments and discounts provided to third-party payers and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. For the PDS, HHH, and MS businesses, implicit price concessions are based on historical collection experience. As of April 3, 2021 and January 2, 2021, estimated explicit and implicit price concessions of $56.3 million and $55.4 million, respectively, were recorded as reductions to our patient accounts receivable balances to enable us to record our revenue and patient accounts receivable at the estimated amounts we expected to collect. For the PDS, HHH, and MS businesses, most contracts contain variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense which is included as a component of operating expenses in the consolidated statements of operations. The Company did not record any bad debt expense for the three-month periods ended April 3, 2021 and March 28, 2020, respectively.

The Company derives a significant portion of its revenue from Medicaid, Medicaid MCO, and other government payers that receive discounts from established billing rates. The regulations and various managed care contracts under which these discounts must be estimated are complex and subject to interpretation. Management estimates the transaction price on a payer-specific basis given its interpretation of the applicable regulations or contract terms. Updated regulations and contract negotiations occur frequently, necessitating regular review and assessment of the estimation process by management; however, there were no material revenue adjustments recognized from performance obligations satisfied or partially satisfied in previous periods for the three-month periods ended April 3, 2021 and March 28, 2020, respectively.

The following table presents revenue by payer type and as a percentage of revenue for the three-month periods ended April 3, 2021 and March 28, 2020, respectively (in thousands):

	For the Three-Month Periods Ended
	April 3, 2021		March 28, 2020
	Revenue	Percentage	Revenue	Percentage
Medicaid MCO	$232,884	55.8%	$209,873	59.1%
Medicaid	103,497	24.8%	94,960	26.7%
Commercial	47,003	11.3%	41,235	11.6%
Medicare	32,016	7.7%	8,552	2.4%
Self-pay	1,760	0.4%	603	0.2%
Total revenue	$417,160	100.0%	$355,223	100.0%

4.	ACQUISITIONS

Acquisitions During the Three-Month Period Ended April 3, 2021

On March 31, 2021, the Company acquired certain assets of Loma Linda University Medical Center (“Loma Linda”). Loma Linda specializes in providing pediatric, private duty, and home care services in California. Total consideration for the transaction was $0.5 million, which was paid in cash at closing. The total consideration was recorded directly to goodwill on the accompanying consolidated balance sheet. The entire amount of goodwill is deductible for tax purposes.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three-month period ended April 3, 2021, the Company incurred $1.8 million in transaction costs, including $0.1 million related to the Loma Linda transaction, as well as $1.7 million related to the subsequent acquisition discussed in Note 15 – Subsequent Events. These costs are included in acquisition-related costs in the accompanying consolidated statement of operations. The Company did not incur any acquisition-related costs during the three-month period ended March 28, 2020.

Pro forma financial information related to the Loma Linda acquisition has not been provided as it is not material to the Company’s consolidated results of operations. The results of operations of the Loma Linda acquisition are included in the Company’s consolidated results of operations from the date of acquisition and were not significant for the three-month period ended April 3, 2021.
5.	LONG-TERM OBLIGATIONS AND NOTES PAYABLE

Long-term obligations and notes payable consisted of the following as of April 3, 2021 and January 2, 2021, respectively (dollar amounts in thousands):

Instrument	Stated Maturity Date	Contractual Interest Rate (1)	Interest Rate as of April 3, 2021	April 3, 2021	January 2, 2021
Term loan - First Lien Term Loan	03/2024	L + 4.25%	5.25%	$561,600	$563,061
Term loan - First Lien Term Loan Amendment	03/2024	L + 5.5%	6.50%	216,580	217,133
Term loan - First Lien Term Loan Fourth Amendment	03/2024	L + 6.25%	7.25%	184,075	184,538
Subordinated term loan - Second Lien Term Loan	03/2025	L + 8.0%	9.00%	240,000	240,000
Revolving Credit Facility	03/2023	L + 4.25%	5.25%	-	-
Notes payable - finance agreements	09/2021	2.07%	2.07%	1,814	2,872
Total principal amount of long-term obligations and notes payable				1,204,069	1,207,604
Less: unamortized debt issuance costs				(29,286)	(31,332)
Total amount of long-term obligations and notes payable, net of unamortized debt issuance costs				1,174,783	1,176,272
Less: current portion of long-term obligations and notes payable				(11,724)	(12,782)
Total amount of long-term obligations and notes payable, net of unamortized debt issuance costs, less current portion				$1,163,059	$1,163,490
(1) L = Greater of 1.00% or one-month LIBOR

On March 11, 2021, the Company amended its revolving credit facility to increase the maximum availability to $200.0 million, subject to the occurrence of an initial public offering. The amendment also extended the maturity date to March 2023; provided that upon the occurrence of an initial public offering, the maturity date will become the date that is five years after the completion of such initial public offering, or May 2026; provided further that if the Company does not refinance its term loans by December 2023, the maturity date will become December 2023. See Note 15 – Subsequent Events for additional information regarding the completion of the Company’s initial public offering and its effects on the Company’s long-term obligations.

In conjunction with entering into a settlement agreement related to an acquisition, the Company amended its first lien credit agreement on March 19, 2020, and April 1, 2020. These amendments allowed the Company to retain certain legal settlement payments it received during the three-month period ended March 28, 2020 and also increased the letter of credit commitment limit under the revolving credit facility to $30.0 million.

The Company has a LIBOR floor of 1.0% under its credit facilities. Beginning on March 18, 2020 and continuing for the remainder of the first fiscal quarter of 2020, as well as continuing through the three-month period ended April 3, 2021, the LIBOR benchmark rates decreased below 1.0%. Accordingly, the LIBOR floor rate of 1.0% became operative under the Company’s credit facility agreements and remained in effect at April 3, 2021.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debt issuance costs related to the term loans are recorded as a direct deduction from the carrying amount of the debt. The balance for debt issuance costs related to the term loans as of April 3, 2021 and January 2, 2021 was $29.3 million and $31.3 million, respectively. Debt issuance costs related to the revolving credit facility are recorded within other long-term assets. The balance for debt issuance costs related to the revolving credit facility as of April 3, 2021 and January 2, 2021 was $0.4 million and $0.5 million, respectively. The Company recognized $2.1 million and $1.7 million of interest expense related to the amortization of debt issuance costs during the three-month periods ended April 3, 2021 and March 28, 2020, respectively.

Issued letters of credit as of April 3, 2021 and January 2, 2021 were $19.8 million, respectively. There were no swingline loans outstanding as of April 3, 2021 and January 2, 2021, respectively. Borrowing capacity under the revolving credit facility was $55.2 million as of April 3, 2021 and January 2, 2021, respectively.

The Company was in compliance with all financial covenants and restrictions at April 3, 2021 and January 2, 2021.
6.	FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, patient accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair values due to the short-term maturities of the instruments.

The Company’s other liabilities measured at fair value are as follows (amounts in thousands):

	Fair Value Measurements at April 3, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap agreements	$-	$25,804	$-	$25,804
	$-	$25,804	$-	$25,804

	Fair Value Measurements at January 2, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap agreements	$-	$28,624	$-	$28,624
	$-	$28,624	$-	$28,624

The fair values of the interest rate swap agreements are based on the estimated net proceeds or costs to settle the transactions as of the respective balance sheet dates. The valuations are based on commercially reasonable industry and market practices for valuing similar financial instruments. See Note 7 – Derivative Financial Instruments for further details on the Company’s interest rate swap arrangements.
7.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates, and the Company seeks to mitigate a portion of this risk by entering into derivative contracts. The derivatives the Company currently uses are interest rate swaps. The Company recognizes derivatives as either assets or liabilities at fair value on the accompanying consolidated balance sheets and does not designate the derivatives as hedging instruments. Changes in the fair value of derivatives are therefore recorded in earnings throughout the term of the respective derivative.

In October 2018, the Company entered into two interest rate swap agreements to limit its exposure to interest rate risk on its variable rate debt. At April 3, 2021 and January 2, 2021, the aggregate notional amount of the interest rate swaps was $520.0 million, respectively. The fair value of the interest rate swaps at April 3, 2021 and January 2, 2021 was $25.8 million and $28.6 million, respectively, and is included in other long-term liabilities on the accompanying consolidated balance sheets. The agreements expire on October 31, 2023. The Company does not apply hedge accounting to these agreements and records all mark-to-market adjustments directly to other income on the accompanying consolidated statements of operations. The effects of the interest rate swaps are recognized through cash flows from operating activities on the accompanying consolidated statements of cash flows.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following gains (losses) from these derivatives not designated as hedging instruments were recognized in the Company’s consolidated statements of operations for the three-month periods ended April 3, 2021 and March 28, 2020, respectively (amounts in thousands):

	Statement of Operations	For the Three-Month Periods Ended
	Classification	April 3, 2021	March 28, 2020
Interest rate swap agreements	Other income	$2,820	$(6,422)

The Company does not utilize financial instruments for trading or other speculative purposes.
8.	INCOME TAXES

The Company’s provision for income taxes is recorded on an interim basis based upon the Company’s estimate of the annual effective income tax rate for the full year applied to “ordinary” income or loss, adjusted each quarter for discrete items.

The Company recorded income tax expense of $0.3 million and $1.1 million for the three-month periods ended April 3, 2021 and March 28, 2020, respectively. The Company’s effective tax rate was 4.8% and 2.9% for the three-month periods ended April 3, 2021 and March 28, 2020, respectively. The effective tax rates for the three-month periods ended April 3, 2021 and March 28, 2020 differ from the statutory rate of 21% primarily due to a release of a valuation allowance recorded for certain deferred tax assets reflected in the consolidated financial statements and separate state and local income taxes on taxable subsidiaries. The valuation allowance release is due to pre-tax book income recorded in the quarter.

For the three-month period ended April 3, 2021, there were no material changes to the Company’s uncertain tax positions. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions within the Company’s operations in income tax expense.
9.	STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

On March 19, 2020, the Company issued 5,124,995 shares of common stock as a result of equity contributions totaling $50.0 million. This transaction caused no significant changes in the Company’s ownership structure. The proceeds were used to fund strategic growth initiatives and provide additional liquidity for business operations.

See Note 15 – Subsequent Events for additional information regarding the completion of the Company’s initial public offering and its effects on stockholders’ equity and stock-based compensation.
10.	COMMITMENTS AND CONTINGENCIES

Insurance Reserves

As is typical in the healthcare industry, the Company is subject to claims that its services have resulted in patient injury or other adverse effects.

The accrued insurance reserves included in the accompanying consolidated balance sheets include estimates of the ultimate costs, in the event the Company was unable to receive funds from claims made under commercial insurance policies, for claims that have been reported but not paid and claims that have been incurred but not reported at the balance sheet dates. Although substantially all reported claims are paid directly by the Company’s commercial insurance carriers, the Company is ultimately responsible for payment of these claims in the event its insurance carriers become insolvent or otherwise do not honor the contractual obligations under the malpractice policies. The Company is required under U.S. GAAP to recognize these estimated liabilities in its consolidated financial statements on a gross basis; with a corresponding receivable from the insurance carriers reflecting the contractual indemnity provided by the carriers under the related malpractice policies.

The Company maintains primary commercial insurance coverage on a claim basis for professional malpractice claims with a $500,000 per claim deductible and $6.0 million per claim and annual aggregate limits. Moreover, the Company maintains excess insurance coverage for professional malpractice claims. In addition, the Company maintains workers’ compensation insurance with a $500,000 per claim deductible and statutory limits. The Company reimburses insurance carriers for deductible losses under these policies. The Company’s insurance carriers require collateral to secure the Company’s obligation to reimburse insurance

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

carriers for these deductible payments. Collateral as of April 3, 2021 and January 2, 2021 was comprised of $18.8 million of issued letters of credit, $2.9 million in cash collateral, and $2.3 million in surety bonds, respectively.

As of April 3, 2021, insurance reserves totaling $79.7 million were included on the consolidated balance sheets, representing $41.2 million and $38.5 million of reserves for professional malpractice claims and workers’ compensation claims, respectively. At January 2, 2021, insurance reserves totaling $74.6 million were included on the consolidated balance sheets, representing $38.5 million and $36.1 million of reserves for professional malpractice claims and workers’ compensation claims, respectively.

Litigation and Other Current Liabilities

On December 16, 2016, Aveanna Healthcare LLC (f/k/a BCPE Eagle Buyer LLC) entered into a stock purchase agreement with Epic/Freedom, LLC, Epic Acquisition, Inc., and FHH Holdings, Inc. for Aveanna Healthcare LLC to acquire Epic Acquisition, Inc. and FHH Holdings, Inc. (the “Acquisition”). The Acquisition closed on March 16, 2017. On February 19, 2020, the Company entered into a settlement agreement for a legal claim totaling $50.0 million related to the Acquisition. The settlement proceeds were included in other income in the accompanying consolidated statement of operations for the three-month period ended March 28, 2020.

On December 24, 2018, Aveanna Healthcare LLC (“Aveanna”) entered into a Stock Purchase Agreement (the “Agreement”) to acquire a pediatric home health company (the “Seller”). The agreement contained a provision whereby a $75.0 million transaction termination fee (the “Break-up Fee”) could be payable to the Seller under certain circumstances. On December 20, 2019, Aveanna terminated the Agreement, and the Seller demanded payment of the Break-up Fee. The Company believes the Agreement was terminated for cause and therefore no payment of the Break-up Fee is due to the Seller. The Seller has disputed this assertion. While the Company believes that litigation over this matter is unlikely at the present time, it is possible that the Company and the Seller may in the future pursue claims and counterclaims related to the termination of the Agreement and payment of the Break-up Fee. At this time, the Company is unable to predict the possible loss or range of loss, if any, associated with the resolution of any such litigation, or any potential related effect on the Company or its business or operations.

The Company is currently a party to various routine litigation incidental to the business. While management currently believes that the ultimate outcome of such proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Management has established provisions within other current liabilities in the accompanying consolidated balance sheets, which in the opinion of management represents the best estimate of exposure and adequately provides for such losses that may occur from asserted claims related to the provision of professional services and which may not be covered by the Company’s insurance policies. Management believes that any additional unfavorable provisions would not be material to the Company’s results of operations or financial position; however, if an unfavorable ruling on any asserted or unasserted claim were to occur, there exists the possibility of a material adverse impact on the Company’s net earnings or financial position. The estimate of the potential impact from legal proceedings on the Company’s financial position or overall results of operations could change in the future.

Healthcare Regulatory Matters

On October 30, 2019 the Company received a grand jury subpoena (“Subpoena”) issued by the U.S. Department of Justice, Antitrust Division (the “Antitrust Division”) requiring the production of documents and information pertaining to nurse wages and hiring activities in two of its local markets. The Company is fully cooperating with the Antitrust Division with respect to this investigation and management believes this matter is unlikely to materially impact the Company’s business, results of operations or financial condition.  However, based on the information currently available to the Company, management cannot predict the timing or outcome of this investigation or predict the possible loss or range of loss, if any, associated with the resolution of this litigation.

Laws and regulations governing the government payer programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action. From time to time, governmental regulatory agencies conduct inquiries and audits of the Company’s practices. It is the Company’s practice to cooperate fully with such inquiries. In addition to laws and regulations governing the Medicaid, Medicaid Managed Care, and Tricare programs, there are a number of federal and state laws and regulations governing matters such as the corporate practice of medicine, fee splitting arrangements, anti-kickback statues, physician self-referral laws, false or fraudulent claims filing and patient privacy requirements. Failure to comply with any such laws or regulations could have an adverse impact on the Company’s operations and financial results. The Company believes that it is in material compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of wrongdoing.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	COVID-19

In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 outbreak has adversely impacted economic activity and conditions worldwide, including workforces, liquidity, capital markets, consumer behavior, supply chains and macroeconomic conditions. After the declaration of a national emergency in the United States on March 13, 2020, in compliance with stay-at-home and physical distancing orders and other restrictions on movement and economic activity intended to reduce the spread of COVID-19, the Company altered numerous clinical, operational, and business processes. While each of the states deemed healthcare services an essential business, allowing the Company to continue to deliver healthcare services to patients, the effects of the pandemic have been wide-reaching.

In response to COVID-19, the U.S. Government enacted the CARES Act on March 27, 2020. The following portions of the CARES Act have impacted the Company:

Provider Relief Fund (“PRF”): Beginning in April 2020, funds were distributed to health care providers who provide or provided diagnoses, testing or care for individuals with possible or actual cases of COVID-19. During fiscal year 2020, the Company received PRF payments totaling $25.1 million, which were included in government stimulus liabilities on the accompanying consolidated balance sheet as of January 2, 2021. On March 5, 2021, the Company repaid these PRF payments in full.

State Sponsored Relief Funds: In fiscal year 2020, the Company received $4.8 million of stimulus funds from the Commonwealth of Pennsylvania Department of Human Services (“Pennsylvania DHS”). Such funds were not applied for or requested. The Company did not receive stimulus funds from any individual state other than Pennsylvania. The Company recognized $0.5 million of income related to these funds in fiscal year 2020, with the remaining $4.3 million included in government stimulus liabilities on the accompanying consolidated balance sheet as of January 2, 2021. On February 4, 2021, the Company repaid the remaining $4.3 million of direct stimulus funds to Pennsylvania DHS.

Deferred payment of the employer portion of social security taxes: The Company was permitted to defer payments of the employer portion of social security taxes in fiscal year 2020, which are payable in 50% increments, with the first 50% due by December 31, 2021, and the second 50% due by December 31, 2022. The Company did not defer any payroll taxes after December 31, 2020. As of April 3, 2021, the Company had deferred payment of $49.6 million of social security taxes in total, which is reflected in the current portion of deferred payroll taxes and in the deferred payroll taxes, less current portion liabilities on the accompanying consolidated balance sheet. The Company did not commence deferrals until April 1, 2020; therefore the Company did not defer any payroll taxes during the three-month period ended March 28, 2020.

Temporary reimbursement rate increases from various state Medicaid and Medicaid Managed Care Programs: Shortly after the onset of the COVID-19 pandemic in March 2020, numerous state Medicaid programs began to issue temporary rate increases and similarly directed Medicaid Managed Care programs within those states to likewise adjust rates. These temporary rate increases are paid to the Company via normal claim processing by the respective payers. Over the remainder of fiscal year 2020 and continuing into fiscal year 2021, while some states discontinued the temporary rate increases, most states issued continuations of the temporary rate increases with many state legislatures communicating support for either making such increases permanent or otherwise increasing PDS reimbursement rates.

Medicare Advances: Certain of the home health and hospice companies the Company has acquired received advance payments from the Centers for Medicare & Medicaid Services (“CMS”) in April 2020, pursuant to the expansion of the Accelerated Payments Program provided for in the CARES Act. Advances received by the Company as of April 3, 2021 totaled $4.3 million. These advances become payable beginning one year from the date on which the accelerated advance was issued. The repayments occur via offsets by Medicare to current payments otherwise due from Medicare at a rate of 25% for the first eleven months. After the eleven months end, payments will be recouped at a rate of 50% for another six months, after which any remaining balance will become due.

Temporary Suspension of Medicare Sequestration: The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called a sequestration. Medicare fee-for-service claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments. All Medicare rate payments and settlements are subject to this mandatory reduction, which will continue to remain in place through at least 2023, unless Congress takes further action. In response to COVID-19, the CARES Act temporarily suspended the automatic 2.0% reduction of Medicare claim reimbursements for the period from May 1, 2020 through December 31, 2021.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	RELATED PARTY TRANSACTIONS

The Company had entered into an advisory services agreement with affiliates of certain stockholders of the Company (the “Management Agreement”). Under this agreement, the managers provide general and strategic advisory services and are paid a quarterly management fee plus out of pocket expenses. The Company incurred management fees and expenses totaling $0.9 million and $0.8 million during the three-month periods ended April 3, 2021 and March 28, 2020, respectively, which are included in corporate expenses in the accompanying consolidated statements of operations. The Company did not owe any amounts in connection with the Management Agreement as of April 3, 2021. Amounts owed by the Company in connection with the Management Agreement totaled $1.6 million as of January 2, 2021 and were included in accounts payable and other accrued liabilities on the consolidated balance sheet. See Note 15 – Subsequent Events for additional information regarding the completion of the Company’s initial public offering and the resulting termination of the Management Agreement.

One of the Company’s stockholders has an ownership interest in a revenue cycle vendor used by the Company for eligibility and clearinghouse billing services. Fees for such services totaled $0.1 million during each of the three-month periods ended April 3, 2021 and March 28, 2020, respectively, and are included in corporate expenses in the accompanying consolidated statements of operations. The Company did not owe any amounts in connection with the expenses described above as of April 3, 2021 and January 2, 2021, respectively.

As of April 3, 2021, one of the Company’s stockholders owned 5.7% of the Company’s first lien term loan.
13.	SEGMENT INFORMATION

The Company’s operating segments have been identified based upon how management has organized the business by services provided to customers and how the chief operating decision maker (“CODM”) manages the business and allocates resources, consistent with the criteria in ASC 280, Segment Reporting.  The Company has three operating segments and three reportable segments, Private Duty Services, Home Health & Hospice, and Medical Solutions. The PDS segment predominantly includes private duty skilled nursing services, unskilled and personal care services, and pediatric therapy services. The HHH segment provides home health and hospice services to predominately elderly patients. Through the MS segment, the Company provides enteral nutrition and other products to adults and children, delivered on a periodic or as-needed basis.

The CODM evaluates performance using gross margin (and gross margin percentage). Gross margin includes revenue less all costs of revenue, excluding depreciation and amortization, but excludes branch and regional administrative expenses, corporate expenses and other non-field expenses. The CODM does not evaluate a measure of assets when assessing performance.

Results shown for the three-month periods ended April 3, 2021 and March 28, 2020 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

The following tables summarize the Company’s segment information for the three-month periods ended April 3, 2021 and March 28, 2020, respectively (amounts in thousands):

	For the Three-Month Period Ended April 3, 2021
	PDS	HHH	MS	Total
Revenue	$350,827	$31,518	$34,815	$417,160
Cost of revenue, excluding depreciation and amortization	248,997	17,329	19,151	285,477
Gross margin	$101,830	$14,189	$15,664	$131,683
Gross margin percentage	29.0%	45.0%	45.0%	31.6%

	For the Three-Month Period Ended March 28, 2020
	PDS	HHH	MS	Total
Revenue	$320,513	$4,477	$30,233	$355,223
Cost of revenue, excluding depreciation and amortization	227,963	2,803	16,916	247,682
Gross margin	$92,550	$1,674	$13,317	$107,541
Gross margin percentage	28.9%	37.4%	44.0%	30.3%

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Three-Month Periods Ended
Segment Reconciliation:	April 3, 2021	March 28, 2020
Total segment gross margin	$131,683	$107,541
Branch and regional administrative expenses	69,372	59,694
Corporate expenses	27,399	25,797
Depreciation and amortization	4,848	4,183
Acquisition-related costs	1,768	-
Operating income	28,296	17,867
Interest income	77	46
Interest expense	(22,425)	(21,063)
Loss on debt extinguishment	-	127
Other income	159	41,791
Income before income taxes	$6,107	$38,768

14.	NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is calculated by dividing net income by the diluted weighted average number of shares of common stock outstanding for the period. For purposes of this calculation, outstanding stock options are considered potential dilutive shares of common stock. The following is a computation of basic and diluted net income per share (dollar amounts in thousands, except per share amounts):

	For the Three-Month Periods Ended
	April 3, 2021	March 28, 2020
Numerator:
Net income	$5,798	$37,637
Denominator:
Weighted average shares of common stock outstanding (1), basic	142,122,934	137,468,875
Net income per share, basic	$0.04	$0.27

Weighted average shares of common stock outstanding (1), diluted	146,266,014	140,330,909
Net income per share, diluted	$0.04	$0.27
Dilutive securities outstanding not included in the computation of diluted net income per share as their effect is antidilutive:
Stock options	7,479,384	6,015,548

(1)	The calculation of weighted average shares of common stock outstanding includes all vested deferred restricted stock units.
15.	SUBSEQUENT EVENTS

Acquisition

On April 16, 2021, the Company acquired 100% of the issued and outstanding membership interests of Doctor’s Choice Holdings, LLC (“Doctor’s Choice”) for a purchase price of $115.0 million, subject to customary adjustments. Doctor’s Choice provides home health services in Florida. As part of funding the Doctor’s Choice acquisition, on the date of acquisition, the Company borrowed incremental amounts under the existing Second Lien Term Loan of $67.0 million, including debt issuance costs of $1.7 million. The entire portion of the proceeds, as well as cash on hand, were used to pay cash consideration at closing and costs and expenses incurred by the Company in connection with the transaction of $2.4 million.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Change in capital structure

On April 19, 2021, the Company’s Board of Directors and its stockholders approved, and the Company filed, amendments to the Company’s certificate of incorporation, including the Company’s Second Amended and Restated Certificate of Incorporation, which (i) eliminated Class B common stock, resulting in one class of shares of common stock authorized, issued and outstanding, (ii) effected a one-to-20.5 forward stock split and (iii) authorized 1,000,000,000 shares of common stock and 5,000,000 shares of preferred stock. The par value of each share of common stock and preferred stock was not adjusted in connection with the aforementioned forward stock split.

All share and per share information for prior periods, including options to purchase shares of common stock, deferred restricted stock units, option exercise prices, weighted average fair value of options granted, shares of common stock and additional paid-in capital accounts on the consolidated balance sheets and consolidated statements of stockholders’ equity, including the notes to the consolidated financial statements, have been retroactively adjusted, where applicable, to reflect the stock split and the increase in authorized shares.

Stock Incentive Plan

On April 19, 2021, the Company’s Board of Directors adopted the Company’s Amended and Restated 2017 Stock Incentive Plan (the “Amended Plan”). The Amended Plan (i) provides for the issuance of common stock, as opposed to the Class B common stock previously issuable under the plan, to align with the Company’s Amended and Restated Certificate of Incorporation and (ii) modified the vesting terms of the existing issued performance-vesting options to now vest upon the achievement of volume weighted average price per share hurdles for any ninety consecutive days commencing on or after the nine-month anniversary of the initial public offering.

The issuance of shares of common stock rather than Class B common stock resulted in a modification of the Company’s time-vesting options for accounting purposes; however, the incremental fair value was not material. The amendment of the vesting terms for the performance-vesting options has not yet resulted in a modification for accounting purposes as the Company’s Board of Directors has not specified the volume weighted average price per share.

Initial Public Offering and Use of Proceeds

On May 3, 2021, the Company completed its initial public offering and received proceeds, net of underwriters’ discounts and commissions, of $432.4 million in exchange for the issuance of 38,236,000 shares of the Company’s common stock. On May 3, 2021, the Company paid an aggregate principal amount of $307.0 million to repay in full all outstanding obligations under the second lien credit agreement, including the incremental amount borrowed in connection with financing the acquisition of Doctor’s Choice, thereby terminating the second lien credit agreement. In addition, on May 4, 2021, the Company repaid $100.0 million in principal amount of its outstanding indebtedness under the first lien credit agreement.

On May 4, 2021, following completion of the initial public offering and satisfaction of the other applicable conditions precedent, the maximum availability of the Company’s revolving credit facility increased from $75.0 million to $200.0 million. In connection with this increase in capacity, the Company incurred debt issuance costs of $1.3 million, which the Company capitalized and included in other long-term assets during the second fiscal quarter of 2021.

Upon completion of the initial public offering, the Management Agreement was terminated. Additionally, the managers agreed to waive the fee due to them from the Company upon the successful completion of an initial public offering.

The Company granted the underwriters an overallotment option to purchase up to an additional 5,735,400 shares of common stock from the Company at the offering price of $12.00 per share, less the underwriting discounts and commissions, within 30 days from the date of the Prospectus, dated April 28, 2021. On May 21, 2021, the underwriters exercised their overallotment option to acquire an additional 4,000,000 shares of the Company’s common stock. This transaction was completed on May 25, 2021 and resulted in additional proceeds to the Company of $45.2 million, after deducting underwriting costs of $2.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations, financial condition, liquidity and cash flows for the periods presented below. This discussion should be read in conjunction with the interim unaudited consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and related notes for the year ended January 2, 2021, our “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our prospectus dated April 28, 2021 (the “Prospectus”), which is deemed to be part of our Registration Statement on Form S-1 (File No. 333-254981), filed with the SEC. As discussed in the section above titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements that are based upon our current expectations, including with respect to our future revenues and operating results. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below as well as in the Prospectus.

Unless otherwise provided, “Aveanna”, “we,” “our” and the “Company” refer to Aveanna Healthcare Holdings Inc. and its consolidated subsidiaries.

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52-week or 53-week fiscal year. “Fiscal year 2021” refers to the 52-week fiscal year ended on January 1, 2022. “Fiscal year 2020” refers to the 53-week fiscal year ended on January 2, 2021. The “three-month period ended April 3, 2021”, or “first quarter 2021” refers to the 13-week fiscal quarter ended on April 3, 2021. The “three-month period ended March 28, 2020” or “first quarter 2020” refers to the 13-week fiscal quarter ended on March 28, 2020.

Overview

We are a leading, diversified home care platform focused on providing care to medically complex, high-cost patient populations. We directly address the most pressing challenges facing the U.S. healthcare system by providing safe, high-quality care in the home, the lower cost care setting preferred by patients. Our patient-centered care delivery platform is designed to improve the quality of care our patients receive, which allows them to remain in their homes and minimizes the overutilization of high-cost care settings such as hospitals. Our clinical model is led by our caregivers, primarily skilled nurses, who provide specialized care to address the complex needs of each patient we serve across the full range of patient populations: newborns, children, adults and seniors. We have invested significantly in our platform to bring together best-in-class talent at all levels of the organization and support such talent with industry leading training, clinical programs, infrastructure and technology-enabled systems, which are increasingly essential in an evolving healthcare industry. We believe our platform creates sustainable competitive advantages that support our ability to continue driving rapid growth, both organically and through acquisitions, and positions us as the partner of choice for the patients we serve.

Segments

We deliver our services to patients through three segments: Private Duty Services (“PDS”); Home Health & Hospice (“HHH”); and Medical Solutions (“MS”).

The following table summarizes the revenues generated by each of our segments for the three-month periods ended April 3, 2021 and March 28, 2020, respectively:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the three-month period ended April 3, 2021	$417,160	$350,827	$31,518	$34,815
Percentage of consolidated revenue		84%	8%	8%
For the three-month period ended March 28, 2020	$355,223	$320,513	$4,477	$30,233
Percentage of consolidated revenue		90%	1%	9%

PDS Segment

Private Duty Services predominantly includes private duty nursing (“PDN”) services, as well as pediatric therapy services. Our PDN patients typically enter our service as children, as our most significant referral sources for new patients are children’s hospitals. It is common for our PDN patients to stay on our service into adulthood, as approximately 50% of our PDN patients are over the age of 18.

Our PDN services involve the provision of skilled and unskilled hourly care to patients in their homes, which is the preferred setting for patient care. PDN services typically last four to 24 hours a day, provided by our registered nurses, licensed practical nurses, home health aides, and other unskilled caregivers who are focused on providing high-quality short-term and long-term clinical care to medically fragile children and adults with a wide variety of serious illnesses and conditions. Patients who typically qualify for our PDN services include those with the following conditions:

•	Tracheotomies or ventilator dependence;
•	Dependence on continuous nutritional feeding through a “G-tube” or “NG-tube”;
•	Dependence on intravenous nutrition;
•	Oxygen-dependence in conjunction with other medical needs; and
•	Complex medical needs such as frequent seizures.

Our PDN services include:

•	In-home skilled nursing services to medically fragile children;
•	Nursing services in school settings in which our caregivers accompany patients to school;
•	Services to patients in our Pediatric Day Healthcare Centers (“PDHC”); and
•	Unskilled care, including programs such as Employer of Record (“EOR”) support services and personal care services.

Through our pediatric therapy services, we provide a valuable multidisciplinary approach that we believe serves all of a child’s therapy needs. We provide both in-clinic and home-based therapy services to our patients. Our therapy services include physical, occupational and speech services. We regularly collaborate with physicians and other community healthcare providers, which allows us to provide more comprehensive care. Additionally, our Applied Behavioral Analysis (“ABA”) Therapy services previously provided children with the strategies and skills necessary to maximize their individual potential, achieve meaningful outcomes, and reach their goals to the greatest extent possible. We also provided parents with useful strategies and techniques to support their child’s progress towards meeting developmental milestones in communication and behavior throughout their lifetime. In July 2020, we discontinued providing ABA Therapy services.

HHH Segment

Our Home Health and Hospice segment predominantly includes home health services, as well as hospice and specialty program services. Our HHH patients typically enter our service as seniors, and our most significant referral sources for new patients are hospitals, physicians and long-term care facilities.

Our home health services involve the provision of in-home services to our patients by our clinicians which may include nurses, therapists, social workers and home health aides. Our caregivers work with our patients’ physicians to deliver a personalized plan of care to our patients in their homes. Home healthcare can help our patients recover after a hospitalization or surgery and assist patients in managing chronic illnesses. We also help our patients manage their medications. Through our care, we help our patients recover more fully in the comfort of their own homes, while remaining as independent as possible. Our home health services include: in-home skilled nursing services; physical, occupational and speech therapy; medical social services and aide services.

Our hospice services involve a supportive philosophy and concept of care for those nearing the end of life. Our hospice care is a positive, empowering form of care designed to provide comfort and support to our patients and their families when a life-limiting illness no longer responds to cure-oriented treatments. The goal of hospice is to neither prolong life nor hasten death, but to help our patients live as dignified and pain-free as possible. Our hospice care is provided by a team of specially trained professionals in a variety of living situations, including at home, at the hospital, a nursing home, or an assisted living facility.

MS Segment

Through our Medical Solutions segment, we offer a comprehensive line of durable medical equipment and enteral nutrition supplies to adults and children, delivered on a periodic or as-needed basis. We provide our patients with access to one of the largest selections of enteral formulas, supplies and pumps in our industry, with more than 300 nutritional formulas available. Our registered nurses, registered dietitians and customer service technicians support our patients 24 hours per day, 365 days per year, in-hospital, at-home, or remotely to help ensure that our patients have the best nutrition assessments, change order reviews and formula selection expertise.

Recent Developments and Factors Affecting Results of Operations and Comparability

Acquisition-related Activities

During the third fiscal quarter of 2020, we acquired three companies that primarily deliver PDN services, in addition to medical solutions services (collectively, the “2020 PDS Acquisitions”). The 2020 PDS Acquisitions generated revenues in 2020 prior to being acquired by us of $55.0 million and $22.8 million after being acquired by us. The 2020 PDS Acquisitions generated operating income in 2020 prior to being acquired by us of $4.1 million and $1.6 million after being acquired by us. We report the results of the 2020 PDS Acquisitions in our PDS segment and MS segment.

In the fourth fiscal quarter of 2020, we acquired two companies that primarily deliver home health and hospice services, as well as PDN services (collectively, the “2020 HHH Acquisitions”). The 2020 HHH Acquisitions generated revenues in 2020 prior to being acquired by us of $104.4 million and $13.1 million after being acquired by us. The 2020 HHH Acquisitions generated operating income in 2020 prior to being acquired by us of $0.9 million and $2.6 million after being acquired by us. Home health and hospice businesses are primarily reimbursed by Medicare for services rendered and these new lines of business will accordingly begin to diversify our current payer base beyond its current concentration of Medicaid and Medicaid Managed Care revenue. We report the results of the 2020 HHH Acquisitions in our HHH segment and PDS segment.

On April 16, 2021, we acquired Doctor’s Choice Holdings, LLC (“Doctor’s Choice”), which provides home health services. The Doctor’s Choice acquisition generated revenues in 2020 of $64.4 million and operating income of $7.3 million. Similar to the 2020 HHH Acquisitions, Doctor’s Choice will further diversify our current payer base beyond its current concentration of Medicaid and Medicaid Managed Care revenue. We will report the results of Doctor’s Choice in our HHH segment beginning in interim periods following the first quarter of 2021.

COVID-19 Pandemic Impact on our Business

In March 2020, the World Health Organization declared COVID-19 a pandemic. After the declaration of a national emergency in the United States on March 13, 2020, in compliance with stay-at-home and physical distancing orders and other restrictions on movement and economic activity intended to reduce the spread of COVID-19, we altered numerous clinical, operational, and business processes. While each of the states deemed healthcare services an essential business, allowing us to continue to deliver healthcare services to our patients, the effects of the pandemic have been wide-reaching. We have invested in technology and equipment that allows our workforce to provide, on a remote basis, seamless functionality and support to our clinicians who continue to care for our patients. A significant portion of our employees at our corporate support offices in Georgia, Texas and Arizona continue to work remotely at this time. In many cases, we learned that we can effectively conduct our business on a remote basis and have realized a number of efficiencies and benefits as a result.

As our business continues to recover from the effects of the COVID-19 environment, we continue to take precautions to protect the safety and well-being of our employees and patients in 2021 by purchasing and delivering additional supplies of PPE and other medical supplies to branches and regional offices across the country as necessary. We also continue to provide incremental compensation to our caregivers including COVID-19 relief pay and vaccine pay. Despite the COVID-19 environment, we continue to execute on our strategic business plans to grow our services both organically and through acquisitions.

We continue to monitor the impact of COVID-19 on our caregivers and support personnel, our patients and their families, and our referral sources and continue to adapt our operations as necessary to best serve our patients and our communities. We are optimistic that as a greater percentage of the U.S. population becomes vaccinated, our volumes will be positively impacted as the COVID-19 environment abates. The following factors could potentially alter this outlook and negatively impact our recovery from the pandemic: the continued fluctuation in the number of COVID-19 cases nationwide; any future shelter-in-place orders; the rate of return of confidence in our patients’ families to allow our caregivers into their homes; our ability to attract and retain qualified caregivers as a result of COVID-19 concerns; cost normalization around PPE; and our ability to readily access referrals from children’s hospitals. Potential negative impacts of COVID-19 on our results include lower revenue, higher salary and wage expenses due to increased market rate expectations of caregivers, and increased PPE supply costs. The impacts to revenue may consist of the following: lower volumes due to interruption of the operations of our referral sources and patient unwillingness to accept services in their homes; prolonged school closures; and lower reimbursement rates due to any negative impacts to state Medicaid budgets as a result of the pandemic.

CARES Act

In response to COVID-19, the U.S. Government enacted the CARES Act on March 27, 2020. The CARES Act has impacted us as follows:

•

Provider Relief Fund (“PRF”): Beginning in April 2020, funds were distributed to health care providers who provide or provided diagnoses, testing, or care for individuals with possible or actual cases of COVID-19. In fiscal year 2020, we received PRF payments from the U.S. Department of Health and Human Services (“HHS”) totaling $25.1 million, which were included in government stimulus liabilities on the accompanying consolidated balance sheet as of January 2, 2021. On March 5, 2021, we repaid these PRF payments in full.

•

State Sponsored Relief Funds: In fiscal year 2020, we received $4.8 million of stimulus funds from the Commonwealth of Pennsylvania Department of Human Services (“Pennsylvania DHS”). Such funds were not applied for or requested. We did not receive stimulus funds from any individual state other than Pennsylvania. We recognized $0.5 million of income related to these funds in fiscal year 2020, with the remaining $4.3 million included in government stimulus liabilities on the accompanying consolidated balance sheet as of January 2, 2021. On February 4, 2021, we repaid the remaining $4.3 million of direct stimulus funds to Pennsylvania DHS.

•

Deferred payment of the employer portion of social security taxes: We were permitted to defer payments of the employer portion of social security taxes in fiscal year 2020, which are payable in 50% increments, with the first 50% due by December 31, 2021 and the second 50% due by December 31, 2022. We did not defer any payroll taxes after December 31, 2020. As of April 3, 2021, we had deferred payment of $49.6 million of social security taxes in total, which is reflected in the current portion of deferred payroll taxes and in the deferred payroll taxes, less current portion liabilities on the accompanying consolidated balance sheet. We did not commence deferrals until April 1, 2020; therefore, we did not defer any payroll taxes during the three-month period ended March 28, 2020.

•

Temporary reimbursement rate increases from various state Medicaid and Medicaid Managed Care Programs: Shortly after the onset of COVID-19 in March 2020, numerous state Medicaid programs began to issue temporary rate increases and similarly directed Medicaid Managed Care programs within those states to likewise adjust rates. These temporary rate increases are paid to the Company via normal claim processing by the respective payers. Over the remainder of fiscal year 2020 and continuing into fiscal year 2021, while some states discontinued the temporary rate increases, most states issued continuations of the temporary rate increases with many state legislatures communicating support for either making such increases permanent or otherwise increasing PDS reimbursement rates.  Furthermore, the focus at both the Federal and State levels on supporting the provision of care in the home, as well as expanding Federal matching funds for the Medicaid Program in recent government legislation, supports a positive outlook on Medicaid reimbursement in the future. As a result of all these factors, and based upon an evaluation of each state individually, beginning in the first fiscal quarter of 2021, we no longer treat temporary rate increases as an adjustment in calculating our Adjusted EBITDA (see “Non-GAAP Financial Measures” below).

•

Medicare Advances: Certain of the home health and hospice companies the Company has acquired received advance payments from the Centers for Medicare & Medicaid Services (“CMS”) in April 2020, pursuant to the expansion of the Accelerated Payments Program provided for in the CARES Act. Advances received by the Company as of April 3, 2021 totaled $4.3 million. These advances become payable beginning one year from the date on which the accelerated advance was issued. The repayments occur via offsets by Medicare to current payments otherwise due from Medicare at a rate of 25% for the first eleven months. After the eleven months end, payments will be recouped at a rate of 50% for another six months, after which any remaining balance will become due.

•

Temporary Suspension of Medicare Sequestration: The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called a sequestration. Medicare fee-for-service claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments. All Medicare rate payments and settlements are subject to this mandatory reduction, which will continue to remain in place through at least 2023, unless Congress takes further action. In response to COVID-19, the CARES Act temporarily suspended the automatic 2.0% reduction of Medicare claim reimbursements for the period from May 1, 2020 through December 31, 2021.

Results of Operations

Three-Month Period Ended April 3, 2021 Compared to the Three-Month Period Ended March 28, 2020

The following table summarizes our consolidated results of operations for the three-month periods indicated:

	For the Three-Month Periods Ended
(dollars in thousands)	April 3, 2021	% of Revenue	March 28, 2020	% of Revenue	Change	% Change
Revenue	$417,160	100.0%	$355,223	100.0%	$61,937	17.4%
Cost of revenue, excluding depreciation and amortization	285,477	68.4%	247,682	69.7%	37,795	15.3%
Gross margin	$131,683	31.6%	$107,541	30.3%	$24,142	22.4%
Branch and regional administrative expenses	69,372	16.6%	59,694	16.8%	9,678	16.2%
Field contribution	$62,311	14.9%	$47,847	13.5%	$14,464	30.2%
Corporate expenses	27,399	6.6%	25,797	7.3%	1,602	6.2%
Depreciation and amortization	4,848	1.2%	4,183	1.2%	665	15.9%
Acquisition-related costs	1,768	0.4%	-	0.0%	1,768	100.0%
Operating income	$28,296	6.8%	$17,867	5.0%	$10,429	58.4%
Interest expense, net of interest income	(22,348)		(21,017)		(1,331)	6.3%
Loss on extinguishment of debt	-		127		(127)	-100.0%
Other income	159		41,791		(41,632)	-99.6%
Income tax expense	(309)		(1,131)		822	-72.7%
Net income	$5,798		$37,637		$(31,839)	-84.6%

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the three-month periods indicated:

	For the Three-Month Periods Ended
(dollars in thousands)	April 3, 2021	March 28, 2020	Change	% Change
Revenue	$417,160	$355,223	$61,937	17.4%
Cost of revenue, excluding depreciation and amortization	285,477	247,682	37,795	15.3%
Gross margin	$131,683	$107,541	$24,142	22.4%
Gross margin percentage	31.6%	30.3%
Branch and regional administrative expenses	69,372	59,694	9,678	16.2%
Field contribution	$62,311	$47,847	$14,464	30.2%
Field contribution margin	14.9%	13.5%
Corporate expenses	$27,399	$25,797	$1,602	6.2%
As a percentage of revenue	6.6%	7.3%
Operating income	$28,296	$17,867	$10,429	58.4%

The following tables summarize our key performance measures by segment for the three-month periods indicated:

	PDS
	For the Three-Month Periods Ended
(dollars and hours in thousands)	April 3, 2021	March 28, 2020	Change	% Change
Revenue	$350,827	$320,513	$30,314	9.5%
Cost of revenue, excluding depreciation and amortization	248,997	227,963	21,034	9.2%
Gross margin	$101,830	$92,550	$9,280	10.0%
Gross margin percentage	29.0%	28.9%		0.1%	(4)
Hours	9,910	8,916	994	11.1%
Revenue rate	$35.40	$35.95	$(0.55)	-1.6%	(1)
Cost of revenue rate	$25.13	$25.57	$(0.44)	-1.9%	(2)
Spread rate	$10.28	$10.38	$(0.10)	-1.1%	(3)

	HHH
	For the Three-Month Periods Ended
(dollars and admissions/episodes in thousands)	April 3, 2021	March 28, 2020	Change	% Change
Revenue	$31,518	$4,477	$27,041	604.0%
Cost of revenue, excluding depreciation and amortization	17,329	2,803	14,526	518.2%
Gross margin	$14,189	$1,674	$12,515	747.6%
Gross margin percentage	45.0%	37.4%		7.6%	(4)
Home health total admissions (5)**	5.8	**	**	**
Home health episodic admissions (6)**	3.8	**	**	**
Home health total episodes (7)**	5.7	**	**	**
Home health revenue per completed episode (8)**	$2,962	**	**	**

	MS
	For the Three-Month Periods Ended
(dollars and UPS in thousands)	April 3, 2021	March 28, 2020	Change	% Change
Revenue	$34,815	$30,233	$4,582	15.2%
Cost of revenue, excluding depreciation and amortization	19,151	16,916	2,235	13.2%
Gross margin	$15,664	$13,317	$2,347	17.6%
Gross margin percentage	45.0%	44.0%		1.0%	(4)
Unique patients served (“UPS”)	73	66	7	10.6%
Revenue rate	$476.92	$458.08	$18.84	4.6%	(1)
Cost of revenue rate	$262.34	$256.30	$6.04	2.6%	(2)
Spread rate	$214.58	$201.77	$12.80	7.0%	(3)

(1)	Represents the period over period change in revenue rate, plus the change in revenue rate attributable to the change in volume.
(2)	Represents the period over period change in cost of patient services rate, plus the change in cost of patient services rate attributable to the change in volume.
(3)	Represents the period over period change in spread rate, plus the change in spread rate attributable to the change in volume.
(4)	Represents the change in margin percentage year over year.
(5)	Represents home health episodic and fee-for-service admissions.
(6)	Represents home health episodic admissions.
(7)	Represents episodic admissions and recertifications.
(8)	Represents Medicare revenue per completed episode.

**   We entered the home health business in the fourth fiscal quarter of 2020. The metrics presented for the three-month period ended April 3, 2021 pertain to the home health component of the HHH segment. These metrics do not pertain to the hospice portion of this segment or certain other Medicare services provided in this segment, neither of which are material in the aggregate for the period presented.

The following discussion of our results of operations should be read in conjunction with the foregoing tables summarizing our consolidated results of operations and key performance measures.

Summary Operating Results

Operating Income

Overall, our operating income was $28.3 million, or 6.8% of revenue, for the three-month period ended April 3, 2021, as compared to operating income of $17.9 million, or 5.0% of revenue, for the three-month period ended March 28, 2020, an increase of $10.4 million.

Operating income for the first quarter of 2021 was positively impacted by an increase of $14.5 million, or 30.2%, in Field contribution as compared to the first quarter of 2020. The $14.5 million increase in Field contribution was delivered by a $61.9 million, or 17.4%, increase in consolidated revenue, combined with a 1.4% improvement in our Field contribution margin to 14.9% for the first quarter 2021 from 13.5% for the first quarter 2020. The primary driver of our improved Field contribution margin year over year was a 1.3% improvement in gross margin percentage to 31.6% for the first quarter 2021 from 30.3% for the first quarter 2020.

The $10.4 million net increase in operating income is attributable to the $14.5 million increase in Field contribution, net of the following activity:

•

a $1.6 million increase in corporate expenses over the prior year quarter associated with the preparation for and execution of our initial public offering, as well as incremental professional fees associated with integration related activities;

•

a $1.8 million increase in acquisition-related costs associated with the Doctor’s Choice acquisition, which was completed in the second quarter of 2021, whereas no such costs were incurred during the first quarter 2020; and

•	a $0.7 million increase in depreciation expense.

Net Income

The $31.8 million decrease in net income for the three-month period ended April 3, 2021, as compared to the three-month period ended March 28, 2020, was primarily driven by the following:

•	the previously discussed $10.4 million increase in operating income;
•	a $1.3 million decrease in interest expense, net of interest income;
•	a $50.0 million decrease in other income associated with a legal settlement related to an acquisition which occurred in the first quarter of 2020;
•	a $8.3 million net decrease in valuation charges associated with our interest rate swaps and net settlements incurred with swap counterparties; and
•	a $0.8 million net increase in income tax expense.

Revenue

Revenue was $417.2 million for three-month period ended April 3, 2021 as compared to $355.2 million for three-month period ended March 28, 2020, an increase of $61.9 million, or 17.4%. This increase resulted from the following segment activity:

•	a $30.3 million, or 9.5%, increase in PDS revenue;
•	a $27.0 million, or 604.0%, increase in HHH revenue; and
•	a $4.6 million, or 15.2%, increase in MS revenue.

Our PDS segment revenue growth of $30.3 million, or 9.5%, for the three-month period ended April 3, 2021 was attributable to volume growth of 11.1%, net of a decrease in revenue rate of 1.6%. The primary drivers of the 11.1% PDS year over year volume increase were strong growth in our unskilled business, specifically EOR, net of volume decreases in some of our other PDS businesses as a result of the remaining impact of the COVID-19 environment and new volumes contributed by the 2020 PDS Acquisitions completed in the third quarter of 2020. Our volumes in the first quarter of 2021 were also negatively impacted by lost PDS hours as a result of Winter Storm Uri in February 2021.

The 1.6% decrease in PDS revenue rate for the three-month period ended April 3, 2021, compared to the three-month period ended March 28, 2020, resulted primarily from the previously noted volume growth in our unskilled business, which has significantly lower average revenue rates per hour than the comparable rates in the balance of our PDS businesses. Accordingly, the growth in our unskilled business, specifically EOR, diluted the revenue rate growth otherwise experienced in the balance of our PDS businesses. Revenue rate in the balance of our PDS businesses increased 2.9% over the comparable prior year period as a result of both permanent and temporary rate increases issued by various State Medicaid programs.

Our HHH segment revenue growth of $27.0 million, or 604.0%, for the three-month period ended April 3, 2021 results from the incremental revenue generated by the 2020 HHH Acquisitions.

Our MS segment revenue growth of $4.6 million, or 15.2%, for the three-month period ended April 3, 2021, as compared to the three-month period ended March 28, 2020, was attributable to 10.6% volume growth combined with an increase in revenue rate of 4.6%. Overall, our MS volumes grew organically in the first fiscal quarter of 2021 and as a result of the 2020 PDS Acquisitions, none of which contributed to revenue in the first quarter of 2020. One of the 2020 PDS Acquisitions, D&D Services, Inc. d/b/a Preferred Pediatric Home Health Care (“Preferred”), contained MS businesses in two new markets, Illinois and Oklahoma, which we have now integrated into the overall MS segment platform. The 4.6% revenue rate increase primarily resulted from a shift in product mix.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $285.5 million for the three-month period ended April 3, 2021, as compared to $247.7 million for the three-month period ended March 28, 2020, an increase of $37.8 million, or 15.3%. This increase resulted from the following segment activity:

•	a $21.0 million, or 9.2%, increase in PDS cost of revenue;
•	a $14.5 million, or 518.2%, increase in HHH cost of revenue; and
•	a $2.2 million, or 13.2%, increase in MS cost of revenue.

The 9.2% increase in PDS cost of revenue for the three-month period ended April 3, 2021 resulted from the previously noted 11.1% growth in PDS volumes for the first quarter 2021, net of a 1.9% decrease in PDS cost of revenue rate. The 1.9% decrease in cost of revenue rate primarily resulted from the growth of our unskilled business, which has significantly lower cost of revenue rates than the comparable rates in the balance of our PDS businesses.

With the onset of the COVID-19 pandemic in March 2020, we began incurring incremental costs of patient services in the form of incremental compensation paid to caregivers such as hero pay, COVID-19 relief pay, incremental overtime, and other retention-related compensation to maintain our clinical workforce in the COVID-19 environment. We also incurred incremental PPE costs to support our caregivers and care for our patients. We incurred $0.4 million of such costs in the first quarter of 2020 and our incurrence of these costs grew sequentially across subsequent fiscal quarters in fiscal year 2020. As of the first quarter of 2021, our run rate of incremental COVID-19 related costs of patient services had declined significantly on a sequential basis from the fourth quarter of fiscal year 2020 to $1.5 million for the quarter. We believe we will continue to incur some of these types of incremental costs in 2021, including relief pay, vaccine pay, and PPE costs as dictated by the continually evolving COVID-19 environment. However, we currently expect that the trend of these costs will continue to decline over the remainder of 2021.

The 518.2% increase in HHH cost of revenue for the three-month period ended April 3, 2021 was driven by the increased volumes associated with the 2020 HHH Acquisitions.

The 13.2% increase in MS cost of revenue for the three-month period ended April 3, 2021 was driven by the previously noted 10.6% growth in MS volumes in 2020, as well as a 2.6% increase in cost of revenue rate. The increase in cost of revenue rate was primarily attributable to a shift in product mix.

Gross Margin and Gross Margin Percentage

Gross margin was $131.7 million, or 31.6% of revenue, for the three-month period ended April 3, 2021, as compared to $107.5 million, or 30.3% of revenue, for the three-month period ended March 28, 2020. Gross margin increased $24.1 million, or 22.4%, year over year. The 1.3% increase in gross margin percentage for the three-month period ended April 3, 2021 resulted from the combined changes in our revenue rates and cost of revenue rates in each of our segments, which we refer to as the change in our spread rate, as follows:

•	a 1.1% decrease in PDS spread rate from $10.38 to $10.28, driven by the 1.6% decrease in PDS revenue rate, net of the 1.9% decrease in PDS cost of revenue rate;
•	a 7.0% increase in MS spread rate from $201.77 to $214.58, driven by the 4.6% increase in MS revenue rate, net of the 2.6% increase in MS cost of revenue rate; and
•	our HHH segment, which increased HHH gross margin percentage by 7.6% through the 2020 HHH Acquisitions.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $69.4 million, or 16.6% of revenue, for the three-month period ended April 3, 2021, as compared to $59.7 million, or 16.8% of revenue, for the three-month period ended March 28, 2020, an increase of $9.7 million, or 16.2%.

The increase in branch and regional administrative expenses of $9.7 million, or 16.2%, compared favorably to revenue growth of 17.4% for the three-month period ended April 3, 2021, as compared to the three-month period ended March 28, 2020. The net decrease in branch and regional administrative expenses as a percentage of revenue of 0.2% was driven by the following factors: (i) we leveraged our organic revenue growth with controlled growth in branch and regional administrative costs while also decreasing our branch and regional travel and office and administrative costs in the first quarter 2021 as compared to the first quarter 2020; (ii) we realized higher costs savings as a percentage of revenue than our consolidated average resulting from our exit of the ABA Therapy business in the second fiscal quarter of 2020; net of (iii) higher incremental costs as a percentage of revenue than our consolidated averages necessary to support the incremental businesses acquired via the 2020 HHH Acquisitions. While our HHH businesses have higher gross margins than our PDS businesses, they have higher branch and regional administrative expenses than our PDS businesses.

Field Contribution and Field Contribution Margin

Field contribution was $62.3 million, or 14.9% of revenue, for the three-month period ended April 3, 2021 as compared to $47.8 million, or 13.5% of revenue, for the three-month period ended March 28, 2020. Field contribution increased $14.5 million, or 30.2%, for the three-month period ended April 3, 2021, as compared to the three-month period ended March 28, 2020. The 1.4% increase in Field contribution margin for the three-month period ended April 3, 2021 resulted from the following:

•	the 1.3% increase in gross margin percentage in the three-month period ended April 3, 2021, as compared to the three-month period ended March 28, 2020; and
•	the 0.2% decrease in branch and regional administrative expenses as a percentage of revenue in the three-month period ended April 3, 2021, as compared to the three-month period ended March 28, 2020.

Field Contribution and Field Contribution Margin are non-GAAP financial measures.  See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the three-month periods ended April 3, 2021 and March 28, 2020 were as follows:

	For the Three-Month Periods Ended
(dollars in thousands)	April 3, 2021	March 28, 2020
Revenue	$417,160	$355,223
Corporate expenses	$27,399	$25,797
As a percentage of revenue	6.6%	7.3%

Corporate expenses were $27.4 million, or 6.6% of revenue, for the three-month period ended April 3, 2021, as compared to $25.8 million, or 7.3% of revenue, for the three-month period ended March 28, 2020. The $1.6 million, or 6.2%, increase in quarter over quarter corporate expenses resulted primarily from increased professional services associated with integration activities from acquisitions and costs associated with the preparation for and execution of our initial public offering, offset in part by lower travel and related costs, and lower rent and facilities expense.

In total, our corporate expenses as a percentage of revenue for the first quarter of 2021 decreased by 0.7% from the first quarter of 2020 primarily as a result of the decrease in compensation and benefits, as a percentage of revenue year over year, which is the most significant component of corporate expenses. Compensation and benefits costs as a percentage of revenue was 3.8% and 4.4% for the three-month periods ended April 3, 2021 and March 28, 2020, respectively. Compensation and benefits costs in the first quarter of 2020 included charges of $2.2 million related to a corporate restructuring in January 2020.

Depreciation and Amortization

Depreciation and amortization were $4.8 million for the three-month period ended April 3, 2021, compared to $4.2 million for the three-month period ended March 28, 2020, an increase of $0.7 million, or 15.9%. The $0.7 million increase in depreciation and amortization in 2020 resulted from incremental capital expenditures in fiscal year 2020 that were in service for a full quarter in the first quarter 2021, and incremental depreciation and amortization associated with assets acquired in connection with the 2020 PDS Acquisitions and 2020 HHH Acquisitions.

Acquisition-related Costs

Acquisition-related costs were $1.8 million for the three-month period ended April 3, 2021, compared to $0.0 million for the three-month period ended March 28, 2020. Substantially all of this increase was related to costs associated with the Doctor’s Choice acquisition, completed on April 16, 2021.  In the first quarter of 2020, the Company had not begun to incur costs associated with the 2020 PDS Acquisitions and 2020 HHH Acquisitions.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $22.3 million for the three-month period ended April 3, 2021, compared to $21.0 million for the three-month period ended March 28, 2020, an increase of $1.3 million, or 6.3%. The primary driver of the increase was additional interest associated with the fourth amendment to our first lien term loan (the “First Lien Fourth Amendment Term Loan”) issued in

September 2020. We incurred $3.6 million of interest associated with this term loan in the first quarter of 2021, whereas we incurred no such interest costs in the first quarter of 2020. These increased interest costs were offset in part by decreases resulting from the onset of the COVID-19 pandemic in March 2020, which led LIBOR rates applicable to our outstanding indebtedness to decrease and remain at levels below 1% such that the 1% LIBOR floors in our credit agreements became operative. This resulted in lower interest costs under our credit facilities. In addition, in March 2020, we fully repaid our revolving credit facility, resulting in $0.5 million less in interest costs incurred under our revolving credit facility for the first quarter of 2021 compared to the first quarter of 2020.

Gain on Debt Extinguishment

Gain on debt extinguishment was $0.0 million for the three-month period ended April 3, 2021, compared to a gain of $0.1 million for the three-month period ended March 28, 2020, which was the result of nominal adjustments to the write-off of senior secured notes associated with a terminated transaction, which we redeemed in December 2019.

Other Income

Other income was $0.2 million for the three-month period ended April 3, 2021, compared to other income of $41.8 million for the three-month period ended March 28, 2020, a decrease of $41.6 million. The primary driver of the change was our receipt of a legal settlement in connection with an acquisition-related matter in the first quarter of 2020. Other income also includes the charges we recorded to measure our interest rate derivatives at fair value, as well as the net settlements we incur with counterparties under our interest rate swap agreements. Our valuation adjustments under our interest rate swaps resulted in a gain of $2.8 million during the first quarter 2021, as compared to a $6.4 million loss in the first quarter 2020. The increase in net settlement costs resulted from the decrease in LIBOR that occurred with the onset of COVID-19, which increased our payments to swap counterparties. Other income was composed of the following:

	For the Three-Month Periods Ended
(dollars in thousands)	April 3, 2021	March 28, 2020
Valuation change to state interest rate swaps at fair value	$2,820	$(6,422)
Net settlements incurred with swap counterparties	(2,769)	(1,870)
Proceeds from legal settlement associated with acquisition-related matters	-	50,000
Other	108	83
Total other income	$159	$41,791

Income Taxes

We incurred income tax expense of $0.3 million for the three-month period ended April 3, 2021, as compared to income tax expense of $1.1 million for the three-month period ended March 28, 2020. This decrease in tax expense was primarily driven by changes in state tax expense and federal and state valuation allowances.

Non-GAAP Financial Measures

In addition to our results of operations prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which we have discussed above, we also evaluate our financial performance using EBITDA, Adjusted EBITDA, Field contribution and Field contribution margin.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP financial measures and are not intended to replace financial performance measures determined in accordance with U.S. GAAP, such as net income (loss). Rather, we present EBITDA and Adjusted EBITDA as supplemental measures of our performance. We define EBITDA as net income (loss) before interest expense, net; income tax (expense) benefit; and depreciation and amortization. We define Adjusted EBITDA as EBITDA, adjusted for the impact of certain other items that are either non-recurring, infrequent, non-cash, unusual, or items deemed by management to not be indicative of the performance of our core operations, including impairments of goodwill, intangible assets, and other long-lived assets; non-cash, stock-based compensation; sponsor fees; loss on extinguishment of debt; fees related to debt modifications; the effect of interest rate derivatives; acquisition-related and integration costs; legal costs and settlements associated with acquisition matters; the discontinuation of our ABA Therapy services; non-acquisition-related legal settlements; and other system transition costs, professional fees and other costs. As non-GAAP financial measures, our computations of EBITDA and Adjusted EBITDA may vary from similarly termed non-GAAP financial measures used by other companies, making comparisons with other companies on the basis of this measure impracticable.

Management believes our computations of EBITDA and Adjusted EBITDA are helpful in highlighting trends in our core operating performance. In determining which adjustments are made to arrive at EBITDA and Adjusted EBITDA, management considers both (1) certain non-recurring, infrequent, non-cash or unusual items, which can vary significantly from year to year, as well as (2) certain other items that may be recurring, frequent, or settled in cash but which management does not believe are indicative of our core operating performance. We use EBITDA and Adjusted EBITDA to assess operating performance and make business decisions.

We have incurred substantial acquisition-related costs and integration costs in fiscal years 2021 and 2020. The underlying acquisition activities take place over a defined timeframe, have distinct project timelines and are incremental to activities and costs that arise in the ordinary course of our business. Therefore, we believe it is important to exclude these costs from our Adjusted EBITDA because it provides management a normalized view of our core, ongoing operations after integrating our acquired companies, which is an important measure in assessing our performance.

Given our determination of adjustments in arriving at our computations of EBITDA and Adjusted EBITDA, these non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as substitutes or alternatives to net income or loss, revenue, operating income or loss, cash flows from operating activities, total indebtedness or any other financial measures calculated in accordance with U.S. GAAP.

The following table reconciles net income to EBITDA and Adjusted EBITDA:

	For the Three-Month Periods Ended
(dollars in thousands)	April 3, 2021	March 28, 2020
Net income	$5,798	$37,637
Interest expense, net	22,348	21,017
Income tax expense	309	1,131
Depreciation and amortization	4,848	4,183
EBITDA	33,303	63,968
Goodwill, intangible and other long-lived asset impairment	(4)	48
Non-cash stock-based compensation	712	318
Sponsor fees (1)	808	808
Gain on extinguishment of debt	-	(127)
Interest rate derivatives (2)	(51)	8,292
Acquisition-related costs and other costs (3)	1,768	2,520
Integration costs (4)	3,469	1,043
Legal costs and settlements associated with acquisition matters (5)	575	(49,088)
COVID-related costs, net of reimbursement (6)	1,760	461
ABA exited operations (7)	-	860
Other system transition costs, professional fees and other (8)	1,396	719
Total adjustments (9)	$10,433	$(34,146)
Adjusted EBITDA	$43,736	$29,822

(1)

Represents annual management fees payable to our sponsors under our Management Agreement as defined in Note 12 – Related Party Transactions within the notes accompanying our consolidated financial statements included in this Quarterly Report on Form 10-Q. The Management Agreement terminated in accordance with its terms upon completion of our initial public offering.

(2)	Represents costs associated with interest rate derivatives not included in interest expense which were included in other income.
(3)

Represents (i) transaction costs incurred in connection with planned, completed, or terminated acquisitions, which include investment banking fees, legal diligence and related documentation costs, and finance and accounting diligence and documentation, as presented on the Company’s consolidated statements of operations, of $1.8 million for the first quarter 2021; there were no such costs for the first quarter 2020, and (ii) corporate salary and severance costs in connection with our January 2020 corporate restructuring in response to a terminated transaction of $2.5 million for the first quarter 2020; there were no such costs for the first quarter 2021.

(4)

Represents (i) costs associated with our Integration Management Office, which focuses solely on our integration efforts, of $0.9 million for the first quarter 2021 and $0.7 million for the first quarter 2020 and (ii) transitionary costs incurred to integrate acquired companies into our field and corporate operations of $2.6 million for the first quarter 2021 and $0.3 million for the first quarter 2020. Transitionary costs incurred to integrate acquired companies include IT consulting costs and related integration support costs; salary, severance and retention costs associated with duplicative acquired company personnel until such personnel are exited from the Company; accounting, legal and consulting costs; expenses and impairments related to the closure and consolidation of overlapping markets of acquired companies, including lease termination and relocation costs; and one-time costs associated with rebranding our acquired companies and locations to the Aveanna brand.

(5)

Represents legal and forensic costs, as well as settlements associated with resolving legal matters arising during or as a result of our acquisition-related activity. This includes costs associated with pursuing certain claims in connection with an acquisition-related legal matter, as well as a settlement received pertaining to such matter in the first quarter 2020. It also includes, among other amounts, costs of $0.6 million and $0.6 million for the first quarters ended April 3, 2021 and March 28, 2020, respectively, to comply with the U.S. Department of Justice, Antitrust Division’s grand jury subpoena related to nurse wages and hiring activities in certain of our markets, in connection with a terminated transaction.

(6)

Represents costs incurred as a result of the COVID-19 environment, primarily including, but not limited to, (i) relief, vaccine, and hero pay provided to our caregivers and other incremental compensation costs; (ii) incremental PPE costs; (iii) salary, severance and lease termination costs associated with workforce reductions necessitated by COVID-19; and (iv) costs of remote workforce enablement, all of which totaled $1.8 million and $0.5 million for the first quarters ended April 3, 2021 and March 28, 2020, respectively.

(7)

Represents the results of operations for the periods indicated related to the ABA Therapy services business that we exited as a result of the COVID-19 environment, as well as one-time costs incurred in connection with exiting the ABA Therapy services business.

(8)

Represents (i) costs associated with the implementation of, and transition to, new electronic medical record systems, billing, collection and payroll systems, business intelligence systems, duplicative system costs while such transformational projects are in-process, and other system transition costs of $0.4 million for the first quarter ended March 28, 2020 (there were no such costs for the first quarter 2021); and (ii) professional fees associated with preparation for Sarbanes-Oxley compliance and other advisory fees associated with preparation for our initial public equity offering, and advisory costs associated with the adoption of new accounting standards, such as Accounting Standards Codification (“ASC”) 606 and ASC 842, of $1.4 million for the first quarter ended April 3, 2021 and $0.3 million for the first quarter ended March 28, 2020, respectively.

(9)

The table below reflects the increase or decrease, and aggregate impact, to the line items included on our consolidated statements of operations based upon the adjustments used in arriving at Adjusted EBITDA from EBITDA:

	Impact to Adjusted EBITDA
	For the Three-Month Periods Ended
(dollars in thousands)	April 3, 2021	March 28, 2020
Revenue	$(15)	$(4,660)
Cost of revenue, excluding depreciation and amortization	894	3,441
Branch and regional administrative expenses	200	3,220
Corporate expenses	7,746	5,771
Acquisition-related costs	1,768	-
Gain on debt extinguishment	-	(127)
Other income	(160)	(41,791)
Total adjustments	$10,433	$(34,146)

Field contribution and Field Contribution Margin

Field contribution and Field contribution margin are non-GAAP financial measures and are not intended to replace financial performance measures determined in accordance with U.S. GAAP, such as operating income (loss). Rather, we present Field contribution and Field contribution margin as supplemental measures of our performance. We define Field contribution as operating income (loss) prior to corporate expenses and other non-field related costs, including depreciation and amortization, acquisition-related costs, and other operating expenses. Field contribution margin is Field contribution as a percentage of revenue. As non-GAAP financial measures, our computations of Field contribution and Field contribution margin may vary from similarly termed non-GAAP financial measures used by other companies, making comparisons with other companies on the basis of these measures impracticable.

Field contribution and Field contribution margin have limitations as analytical tools and should not be considered in isolation or as substitutes or alternatives to net income or loss, revenue, operating income or loss, cash flows from operating activities, total indebtedness or any other financial measures calculated in accordance with U.S. GAAP.

Management believes Field contribution and Field contribution margin are helpful in highlighting trends in our core operating performance and evaluating trends in our branch and regional results, which can vary from year to year. We use Field contribution and Field contribution margin to make business decisions and assess the operating performance and results delivered by our core field operations, prior to corporate and other costs not directly related to our field operations. These metrics are also important because they guide us in determining whether or not our branch and regional administrative expenses are appropriately sized to support our caregivers and direct patient care operations. Additionally, Field contribution and Field contribution margin determine how effective we are in managing our field supervisory and administrative costs associated with supporting our provision of services and sale of products.

The following table reconciles operating income to Field contribution and Field contribution margin:

	For the Three-Month Periods Ended
(dollars in thousands)	April 3, 2021	March 28, 2020
Operating income	$28,296	$17,867
Acquisition-related costs	1,768	-
Depreciation and amortization	4,848	4,183
Corporate expenses	27,399	25,797
Field contribution	$62,311	$47,847
Revenue	$417,160	$355,223
Field contribution margin	14.9%	13.5%

Liquidity and Capital Resources

Overview

Our principal sources of cash have historically been from operating activities. Our principal source of liquidity in excess of cash from operating activities has historically been from proceeds from our debt facilities and issuances of common stock. Most recently, we raised an aggregate of $425.6 million, after deducting underwriting discounts and commissions and offering expenses payable by us, in our initial public offering, which closed on May 3, 2021, and an aggregate of $45.2 million, after deducting underwriting discounts and commissions, from the underwriters’ exercise of their overallotment option, which closed on May 25, 2021. Our principal uses of cash and liquidity have historically been for acquisitions, debt service requirements and financing of working capital. As permitted by the CARES Act, we deferred payment of $46.8 million of payroll taxes in fiscal year 2020, which increased our net cash provided by operating activities and available cash on hand. Certain companies we acquired in 2020 had also deferred payroll taxes of $2.8 million in the aggregate in fiscal year 2020. We did not defer any payroll taxes after December 31, 2020. As of April 3, 2021, our aggregate deferred payroll taxes were $49.6 million. These deferred payroll taxes will require payments to the Internal Revenue Service of 50% on December 31, 2021 and 50% on December 31, 2022. We believe that our operating cash flows, available cash on hand and availability under our credit facilities will be sufficient to meet our cash requirements for the next twelve months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments and future results of operations. We cannot assure you that cash provided by operating activities or cash and cash equivalents will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.

We evaluate our liquidity based upon the availability we have under our credit facilities in addition to the net cash (used in) or provided by operating, investing and financing activities. Specifically, we review the activity under the revolving credit facility and consider period end balances outstanding under the revolving credit facility. Based upon the outstanding borrowings and letters of credit under the revolving credit facility, we calculate the availability for borrowings under the revolving credit facility. Such amount, in addition to cash on our balance sheet, is what we consider to be our “Total Liquidity.”

The following table provides a calculation of our Total Liquidity for the three-month periods ended April 3, 2021 and March 28, 2020, respectively:

	For the Three-Month Periods Ended
(dollars in thousands)	April 3, 2021	March 28, 2020
Revolving credit facility rollforward
Beginning revolving credit facility balance	$-	$31,500
Draws	-	14,000
Repayments	-	(45,500)
Ending revolving credit facility balance	$-	$-
Calculation of revolving credit facility availability
Revolving credit facility limit	$75,000	$75,000
Less: outstanding revolving credit facility balance	-	-
Less: outstanding letters of credit	(19,817)	(19,718)
End of period revolving credit facility availability	55,183	55,282
End of period cash balance	67,105	56,034
Total Liquidity, end of period	$122,288	$111,316

Cash Flow Activity

The following table sets forth a summary of our cash flows from operating, investing, and financing activities for the three-month periods presented:

	For the Three-Month Periods Ended
(dollars in thousands)	April 3, 2021	March 28, 2020
Net cash (used in) provided by operating activities	$(32,911)	$44,053
Net cash used in investing activities	$(3,165)	$(6,327)
Net cash (used in) provided by financing activities	$(34,164)	$14,981

Operating Activities

Net cash used in operating activities decreased by $77.0 million, from $44.1 million net cash provided for the three-month period ended March 28, 2020, to $32.9 million net cash used for the three-month period ended April 3, 2021. The decrease was primarily due to the following items:

•	our operating income increased by $10.4 million from the first quarter of 2020 to the first quarter of 2021; offset by
•	a $50.0 million receipt of proceeds from a legal settlement in the first quarter of 2020;
•

a $21.7 million net increase in cash used for patient accounts receivable resulting from the following items: (i) significant growth in our normalized, thirteen-week quarterly revenue between the fourth fiscal quarter of 2020 and the first quarter of 2021, as compared to the corresponding prior year periods, resulting in increased accounts receivable; (ii) growth in our receivables as we implement new data collection and billing submission procedures in compliance with new Electronic Visit Verification requirements, which became effective in January 2021; (iii) growth in our HHH revenue and receivables in the first quarter 2021 as compared to the first quarter 2020 as a result of the 2020 HHH acquisitions. HHH patient accounts receivable typically have a longer collection cycle than our PDS and MS businesses; and (iv) other timing-related items associated with normal billing and collections;

•	a $10.4 million incremental usage of cash in the first quarter 2021 as compared to the first quarter 2020 related to the timing of payments of certain annual incentives;
•	a $2.5 million incremental usage of cash related to an increase in the annual payment schedule for certain of our systems; and
•	approximately $3.4 million of other working capital items related to the timing of payments.

Taken together, these items drove the first quarter 2021 decrease in net cash provided by operating activities as compared to the first quarter 2020.

Days Sales Outstanding (“DSO”)

DSO provides us with a gauge to measure receivables, revenue, and collection activities. DSO is derived by dividing our average patient accounts receivable for the fiscal quarter by our average daily revenue, excluding other revenue, for the fiscal quarter. DSO for the first quarter of 2021 was 40.2, compared to 40.9 for the first quarter of 2020.

Investing Activities

Net cash used in investing activities was $3.2 million for the three-month period ended April 3, 2021, as compared to $6.3 million for the three-month period ended March 28, 2020. The decrease in 2021 was primarily related to lower purchases of property and equipment as a result of timing of current year expenditures as well as comparatively larger capital expenditures during the first quarter of 2020 associated with a data center project.

Financing Activities

Net cash used in financing activities decreased by $49.1 million, from $34.2 million net cash used for the three-month period ended April 3, 2021, as compared to net cash provided of $15.0 million for the three-month period ended March 28, 2020. The $34.2 million net cash used in the first quarter of 2021 was related to the repayment of $29.4 million of aggregate PRF and stimulus funds to HHS and Pennsylvania DHS, and recurring principal payments of debt. The $15.0 million in net cash provided in the first quarter of 2020 was primarily related to the receipt of $50.0 million of proceeds from the issuance of shares of common stock to affiliates of our sponsors, Bain Capital L.P. and J.H. Whitney Capital Partners, $31.5 million in net payments under the revolving credit facility during the first quarter of 2020, and recurring principal payments of debt.

Purchases of Property and Equipment (capital expenditures)

We manage our capital expenditures based upon a percentage of revenue. Our capital expenditures expressed as a percentage of revenue were as follows for the three-month periods presented:

•	$2.7 million, or 0.6% of revenue, for the three-month period ended April 3, 2021; and
•	$6.3 million, or 1.8% of revenue, for the three-month period ended March 28, 2020.

Our capital expenditures for the first quarter were less than is typical due to the timing of current year expenditures. Our capital expenditures during the first quarter of 2020 included $2.8 million related to our implementation and build-out of our data center, which increased our capital expenditures as compared to the current period.

Indebtedness

We typically incur term loan indebtedness to finance our acquisitions, and we borrow under our revolving credit facility from time to time for working capital purposes, as well as to finance acquisitions, as needed. The following table presents our long-term obligations as of April 3, 2021 and March 28, 2020, as well as related interest expense for the three-month periods ended April 3, 2021 and March 28, 2020, respectively:

				Interest Expense
(dollars in thousands)	Long-term Obligations and Notes Payable			For the Three-Month Periods Ended
Instrument	April 3, 2021	January 2, 2021	Interest Rate (1)	April 3, 2021	March 28, 2020
Initial First Lien Term Loan	$561,600	$563,061	L + 4.25%	$7,479	$8,535
First Lien First Amendment Term Loan	216,580	217,133	L + 5.50%	3,572	3,983
First Lien Fourth Amendment Term Loan	184,075	184,538	L + 6.25%	3,381	-
Second Lien Term Facility	240,000	240,000	L + 8.00%	5,460	5,872
Revolving Credit Facility	-	-	L + 4.25%	70	567
Amortization of debt issuance costs	-	-		2,140	1,744
Other	1,814	2,872	2.07%	323	362
Total	1,204,069	1,207,604		$22,425	$21,063
Less: unamortized debt issuance costs	$(29,286)	$(31,332)
Total long-term obligations and notes payable, net of unamortized debt issuance costs	$1,174,783	$1,176,272
Weighted Average Interest Rate	6.5%	6.5%

(1)	Our variable rate debt instruments accrue interest at a rate equal to the LIBOR rate (subject to a minimum of 1.0%), plus an applicable margin.

We were in compliance with all covenants related to existing loan facilities as of the end of each of the three-month periods ended April 3, 2021 and March 28, 2020.

On March 11, 2021, we amended our revolving credit facility to increase the maximum availability to $200.0 million, subject to the occurrence of an initial public offering prior to December 31, 2021, which was completed on May 3, 2021. The amendment also extended the maturity date to March 2023; provided that upon the occurrence of an initial public offering, the maturity date will become the date that is five years after the completion of such initial public offering, or May 2026; provided further that if we do not refinance our term loans under our senior secured credit facilities by December 2023, the revolving credit facility’s maturity date will become December 2023.

In July 2017, the U.K. Financial Conduct Authority, the regulator of the LIBOR, indicated that it will no longer require banks to submit rates to the LIBOR administrator after 2021 (“LIBOR Phaseout”). This announcement signaled that the calculation of LIBOR and its continued use could not be guaranteed after 2021 and the anticipated cessation date is June 30, 2023. A change away from LIBOR may impact our senior secured credit facilities. We continue to monitor developments related to the LIBOR transition and/or identification of an alternative, market-accepted rate. The impact related to any changes cannot be predicted at this time.

Contractual Obligations

Our contractual obligations consist primarily of long-term debt obligations, interest payments, operating and financing leases. These contractual obligations impact our short-term and long-term liquidity and capital needs. As of April 3, 2021, there were no material changes to our contractual obligations from those described in our Prospectus.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements. We enter into letters of credit in the normal course of our operations.

Critical Accounting Estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and our consolidated financial statements and related notes included in the Prospectus for accounting policies and related estimates we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These critical accounting policies include patient accounts receivable; business combinations; goodwill; intangible assets, net; assessment of loss contingencies; insurance reserves; equity; revenue; and income taxes. There have been no changes to our critical accounting policies or their application since the date of the Prospectus.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to changing interest rates primarily under the revolving credit facility, our senior secured first lien term loan facility (the “First Lien Term Facility”) and our senior secured second lien term loan facility (the “Second Lien Term Facility”), each of which currently bears interest at variable rates based on LIBOR. As of April 3, 2021, the total amount of outstanding variable rate debt was $1.2 billion.

In October 2018, the Company entered into interest rate swap agreements to limit exposure to variable rate debt. The agreements expire on October 31, 2023. Under the terms of the interest rate swap agreements, the Company pays a rate of 3.107%, and receives the one-month LIBOR rate, subject to a 1.0% floor. As of April 3, 2021, the total notional amounts of the interest rate swap agreements were $520.0 million.

A 1.0% interest rate change for the $682.3 million of unhedged variable rate debt as of April 3, 2021 would cause interest expense to change by approximately $6.8 million annually.

The result of the LIBOR Phaseout may impact our interest rate swap agreements. We continue to monitor developments related to the LIBOR transition and/or identification of an alternative, market-accepted rate. The impact related to any changes cannot be predicted at this time.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures which are designed to provide reasonable assurance of achieving their objectives and to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the

“Exchange Act”), is recorded, processed, summarized, disclosed and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is also accumulated and communicated to our management and Board of Directors to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of April 3, 2021, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 3, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.

We have not engaged an independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Presently, we are a non-accelerated filer and therefore our management is not presently required to perform an annual assessment of the effectiveness of our internal control over financial reporting. This requirement will apply in conjunction with our Annual Report on Form 10-K for the fiscal year ending December 31, 2022. Our independent registered public accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the fiscal year ending December 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the three-month period ended April 3, 2021, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of April 3, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is included in “Part I – Item 1 - Note 10 – Commitments and Contingencies” and is incorporated by reference into this Part II Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 3, 2021, we completed our initial public offering (“IPO”) of our common stock. In connection with our IPO, we issued and sold 38,236,000 shares of common stock at a price to the public of $12.00 per share under our Registration Statement on Form S-1 (File No. 333-254981), which was declared effective by the SEC on April 28, 2021. The offering commenced on April 20, 2021 and did not terminate before all of the securities registered in such Registration Statement were sold, excluding up to 5,735,400 additional shares of common stock that may be sold to the underwriters pursuant to their option to purchase such additional shares, which option expires on the 30th day following the effective date of such Registration Statement. The offering was completed on May 3, 2021. Gross proceeds from the IPO were approximately $458.8 million, and we received net proceeds of approximately $425.6 million after deducting the underwriting discounts and commissions and offering expenses payable by us. On May 3, 2021, we used $307.0 million of proceeds to repay in full all obligations under our Second Lien Term Facility, which we terminated on such date. On May 4, 2021, we used $100.0 million of proceeds to repay an equal amount of principal outstanding under our First Lien Term Facility. On May 21, 2021, the underwriters exercised their overallotment option to acquire an additional 4,000,000 million shares of our common stock. This transaction closed on May 25, 2021 and resulted in additional net proceeds of $45.2 million after deducting underwriters’ discounts and commissions. We intend to use the balance of the proceeds from our IPO for general corporate purposes and future acquisitions.

Barclays Capital Inc., J.P. Morgan Securities LLC, BMO Capital Markets Corp. and Credit Suisse Securities (USA) LLC acted as representatives of the underwriters. We paid the underwriters discounts and commissions of approximately $29.1 million, and we incurred other offering expenses of approximately $6.8 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed or furnished herewith:

Exhibit Number	Description

3.1

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Aveanna Healthcare Holdings Inc., filed as Exhibit 3.6 to our Registration Statement on Form S-1 (File No. 333- 254981) and incorporated herein by reference.

3.2

Second Amended and Restated Certificate of Incorporation of Aveanna Healthcare Holdings Inc., filed as Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333- 254981) and incorporated herein by reference.

3.2	Second Amended and Restated Bylaws of Aveanna Healthcare Holdings Inc., filed as Exhibit 3.5 to our Registration Statement on Form S-1 (File No. 333- 254981) and incorporated herein by reference.
4.1	Amended and Restated Registration Rights Agreement, filed as Exhibit 4.4 to our Registration Statement on Form S-1 (File No. 333- 254981) and incorporated herein by reference.
4.2	Amended and Restated Stockholders Agreement, filed as Exhibit 4.5 to our Registration Statement on Form S-1 (File No. 333- 254981) and incorporated herein by reference.

10.1

Amendment No. 2 to the First Lien Credit Agreement, dated as of March 19, 2020, by and among Aveanna Healthcare LLC as borrower, the other credit parties, Barclays Bank PLC as administrative agent and the lenders party thereto, filed as Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333- 254981) and incorporated herein by reference.

10.2

Amendment No. 3 to the First Lien Credit Agreement, dated as of April  1, 2020, by and among Aveanna Healthcare LLC as borrower, the other credit parties, Barclays Bank PLC as administrative agent and the lenders party thereto, filed as Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333- 254981) and incorporated herein by reference.

10.3

Third Joinder Agreement and Fifth Amendment, dated as of March  11, 2021, by and among Aveanna Healthcare LLC as borrower, the other credit parties, Barclays Bank PLC as administrative agent and the lenders party thereto, filed as Exhibit 10.19 to our Registration Statement on Form S-1 (File No. 333- 254981) and incorporated herein by reference.

10.4	Amended and Restated 2017 Stock Incentive Plan, filed as Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333- 254981) and incorporated herein by reference.
10.5	2021 Stock Incentive Plan, filed as Exhibit 10.20 to our Registration Statement on Form S-1 (File No. 333- 254981) and incorporated herein by reference.
10.6	Employee Stock Purchase Plan, filed as Exhibit 10.21 to our Registration Statement on Form S-1 (File No. 333- 254981) and incorporated herein by reference.
10.7	Form of Indemnification Agreement, filed as Exhibit 10.22 to our Registration Statement on Form S-1 (File No. 333- 254981) and incorporated herein by reference.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aveanna Healthcare Holdings Inc.

Date: May 25, 2021	By:	/s/ Tony Strange
Tony Strange Chief Executive Officer
(Principal Executive Officer)

Date: May 25, 2021	By:	/s/ David Afshar
David Afshar
Chief Financial Officer (Principal Financial and Accounting Officer)