Form 10-Q
period 2021-07-03
Aveanna Healthcare Holdings, Inc.
filed 2021-08-11
CIK 1832332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2021

or

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

As of July 30, 2021, the registrant had 184,164,184 shares of common stock, $0.01 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other similar expressions.

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
▪
the possibility that our business, financial condition and results of operations may be materially adversely affected by the COVID-19 pandemic or variants of the virus;
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
▪
risks related to legal proceedings, claims and governmental inquiries given that the nature of our business exposes us to various liability claims, which may exceed the level of our insurance coverage; and
▪
the other risks described under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” contained in our prospectus dated April 28, 2021, which is deemed to be part of our Registration Statement on Form S-1 (File No. 333-254981).

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

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
	As of
	July 3, 2021	January 2, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106,549	$137,345
Patient accounts receivable	202,847	172,887
Receivables under insured programs	9,107	7,992
Prepaid expenses	16,020	11,080
Other current assets	11,520	11,340
Total current assets	346,043	340,644
Property and equipment, net	31,807	32,650
Operating lease right of use assets	47,090	46,217
Goodwill	1,419,373	1,316,385
Intangible assets, net	77,537	73,572
Receivables under insured programs	27,236	23,990
Deferred income taxes	2,931	2,931
Other long-term assets	7,797	7,627
Total assets	$1,959,814	$1,844,016

LIABILITIES, DEFERRED RESTRICTED STOCK UNITS, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$42,573	$56,668
Accrued payroll and employee benefits	53,601	56,834
Accrued interest	1,386	2,398
Notes payable	4,514	2,872
Current portion of insurance reserves - insured programs	9,107	7,992
Current portion of insurance reserves	14,482	12,294
Current portion of long-term obligations	8,060	9,910
Current portion of operating lease liabilities	12,147	11,884
Current portion of deferred payroll taxes	25,699	24,824
Government stimulus liabilities	-	29,444
Other current liabilities	48,724	45,293
Total current liabilities	220,293	260,413
Revolving credit facility	-	-
Long-term obligations, less current portion	833,562	1,163,490
Long-term insurance reserves - insured programs	27,236	23,990
Long-term insurance reserves	33,192	30,336
Operating lease liabilities, less current portion	40,180	40,246
Deferred payroll taxes, less current portion	25,699	24,824
Deferred income taxes	3,457	2,591
Other long-term liabilities	25,980	30,957
Total liabilities	1,209,599	1,576,847
Commitments and contingencies (Note 10)
Deferred restricted stock units	2,135	2,135
Stockholders’ equity:
Preferred stock, $0.01 par value as of July 3, 2021 and no par value as of January 2, 2021,
5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value, 1,000,000,000 shares authorized;
184,164,184 and 141,928,184 issued and outstanding, respectively	1,841	1,419
Additional paid-in capital	1,196,813	721,247
Accumulated deficit	(450,574)	(457,632)
Total stockholders’ equity	748,080	265,034
Total liabilities, deferred restricted stock units, and stockholders’ equity	$1,959,814	$1,844,016

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the Three-Month Periods Ended		For the Six-Month Periods Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenue	$436,112	$351,577	$853,272	$706,800
Cost of revenue, excluding depreciation and amortization	289,523	244,948	575,000	492,630
Branch and regional administrative expenses	77,720	55,120	147,092	114,814
Corporate expenses	32,401	22,749	59,800	48,546
Goodwill impairment	-	75,727	-	75,727
Depreciation and amortization	5,170	4,234	10,018	8,417
Acquisition-related costs	1,004	169	2,772	169
Other operating expenses	-	587	-	587
Operating income (loss)	30,294	(51,957)	58,590	(34,090)
Interest income	61	163	138	209
Interest expense	(19,262)	(18,844)	(41,687)	(39,907)
Loss on debt extinguishment	(8,918)	(200)	(8,918)	(73)
Other (expense) income	(736)	(4,460)	(577)	37,331
Income (loss) before income taxes	1,439	(75,298)	7,546	(36,530)
Income tax expense	(179)	(2,255)	(488)	(3,386)
Net income (loss)	$1,260	$(77,553)	$7,058	$(39,916)
Income (loss) per share:
Net income (loss) per share, basic	$0.01	$(0.55)	$0.05	$(0.29)
Weighted average shares of common stock outstanding, basic	171,149	142,084	156,636	139,777
Net income (loss) per share, diluted	$0.01	$(0.55)	$0.04	$(0.29)
Weighted average shares of common stock outstanding, diluted	177,683	142,084	161,975	139,777

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	For the Three-Month Period Ended July 3, 2021
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, April 3, 2021	141,928,184	$1,419	$721,959	$(451,834)	$271,544
Issuance of common stock, net of underwriters’ discounts and commissions	42,236,000	422	$469,686	-	470,108
Non-cash compensation	-	-	5,168	-	5,168
Net income	-	-	-	1,260	1,260
Balance, July 3, 2021	184,164,184	$1,841	$1,196,813	$(450,574)	$748,080

	For the Three-Month Period Ended June 27, 2020
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, March 28, 2020	141,928,184	$1,419	$719,673	$(362,945)	$358,147
Issuance of common stock	-	-	-	-	-
Non-cash compensation	-	-	574	-	574
Net loss	-	-	-	(77,553)	(77,553)
Balance, June 27, 2020	141,928,184	$1,419	$720,247	$(440,498)	$281,168

	For the Six-Month Period Ended July 3, 2021
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 2, 2021	141,928,184	$1,419	$721,247	$(457,632)	$265,034
Issuance of common stock, net of underwriters’ discounts and commissions	42,236,000	422	469,686	-	470,108
Non-cash compensation	-	-	5,880	-	5,880
Net income	-	-	-	7,058	7,058
Balance, July 3, 2021	184,164,184	$1,841	$1,196,813	$(450,574)	$748,080

	For the Six-Month Period Ended June 27, 2020
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 28, 2019	136,803,189	$1,368	$669,406	$(400,582)	$270,192
Issuance of common stock	5,124,995	51	49,949	-	50,000
Non-cash compensation	-	-	892	-	892
Net loss	-	-	-	(39,916)	(39,916)
Balance, June 27, 2020	141,928,184	$1,419	$720,247	$(440,498)	$281,168

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)
	For the Six-Month Periods Ended
	July 3, 2021	June 27, 2020
Cash Flows From Operating Activities:
Net income (loss)	$7,058	$(39,916)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	10,018	8,417
Amortization of deferred debt issuance costs	5,838	3,516
Amortization and impairment of operating lease right of use assets	9,253	6,529
Non-cash compensation	5,880	1,740
Goodwill impairment	-	75,727
Loss on disposal of licenses, property and equipment	94	744
Fair value adjustment on interest rate derivatives	(4,853)	8,057
Loss on debt extinguishment	8,918	73
Deferred income taxes	866	551
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(17,190)	11,108
Prepaid expenses	(111)	224
Other current and long-term assets	(99)	2,348
Accounts payable and other accrued liabilities	(20,954)	(17,724)
Accrued payroll and employee benefits	(5,678)	(1,342)
Accrued interest	(1,012)	2,901
Insurance reserves	5,025	4,327
Operating lease liabilities	(9,945)	(6,259)
Deferred payroll taxes	-	16,206
Other current and long-term liabilities	(6,729)	(642)
Net cash (used in) provided by operating activities	(13,621)	76,585
Cash Flows From Investing Activities:
Acquisitions of businesses, net of cash acquired	(102,505)	-
Purchases of property and equipment	(6,078)	(10,480)
Net cash used in investing activities	(108,583)	(10,480)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	477,688	50,000
Proceeds from revolving credit facility	-	14,000
Repayments on revolving credit facility	-	(45,500)
Proceeds from issuance of term loans, net of debt issuance costs	65,261	-
Principal payments on term loans and notes payable	(414,559)	(3,540)
Proceeds from government stimulus funds	-	3,629
Payment of government stimulus funds	(29,444)	-
Principal payments of financing lease obligations	(332)	(308)
Payment of debt issuance costs	(1,831)	(1,795)
Payment of offering costs	(5,375)	-
Net cash provided by financing activities	91,408	16,486
Net (decrease) increase in cash and cash equivalents	(30,796)	82,591
Cash and cash equivalents at beginning of period	137,345	3,327
Cash and cash equivalents at end of period	$106,549	$85,918
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$36,861	$33,490
Acquisition of property and equipment on accrual	$2,095	$2,556
Offering costs included in accounts payable and other accrued liabilities	$98	$-
Cash paid for income taxes, net of refunds received	$3,778	$323

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS

Aveanna Healthcare Holdings Inc. (together with its consolidated subsidiaries, referred to herein as the “Company”) is headquartered in Atlanta, Georgia and has locations in 30 states with concentrations in Texas, Pennsylvania, and California, providing a broad range of pediatric and adult healthcare services including nursing, rehabilitation services, occupational nursing in schools, therapy services, day treatment centers for medically fragile and chronically ill children and adults, as well as delivery of enteral nutrition and other products to patients. The Company also provides case management services in order to assist families and patients by coordinating the provision of services between insurers or other payers, physicians, hospitals, and other healthcare providers. In addition, the Company provides respite healthcare services, which are temporary care provider services provided in relief of the patient’s normal caregiver. The Company’s services are designed to provide a high quality, lower cost alternative to prolonged hospitalization.

Initial Public Offering

On May 3, 2021, the Company completed the initial public offering (“IPO”) of its common stock pursuant to a Registration Statement on Form S-1 (File No. 333-254981), which was declared effective by the SEC on April 28, 2021. The Company issued and sold an aggregate of 42,236,000 shares of common stock, including 4,000,000 shares of common stock purchased by the underwriters on May 25, 2021 pursuant to the underwriters’ option to purchase additional shares at the initial public offering price, less underwriting discounts and commissions. The Company received net proceeds from the IPO of $477.7 million. On May 3, 2021, the Company used $307.0 million of proceeds to repay in full all outstanding obligations under the second lien credit agreement dated as of March 16, 2017 (as amended, the “Second Lien Credit Agreement”), thereby terminating the Second Lien Credit Agreement. In addition, on May 4, 2021, the Company used $100.0 million of proceeds to repay an equal amount of principal outstanding under its first lien credit agreement. The remaining proceeds have been and are planned to be used for offering costs, general corporate purposes, and future acquisitions.

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

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited consolidated financial statements do not include all the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, these interim unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of July 3, 2021 and the results of operations for the three and six-month periods ended July 3, 2021 and June 27, 2020, respectively. The results reported in these interim unaudited consolidated financial statements should not be regarded as indicative of results that may be expected for any other period or the entire year. These interim unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended January 2, 2021 included in the Company’s prospectus dated April 28, 2021 (the “Prospectus”), which is deemed to be part of the Company’s Registration Statement on Form S-1 (File No. 333-254981) filed with the SEC.

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52 or 53-week fiscal year. The accompanying interim unaudited consolidated balance sheets reflect the accounts of the Company as of July 3, 2021 and January 2, 2021. For the three-month periods ended July 3, 2021 and June 27, 2020, the accompanying interim unaudited consolidated statements of operations and stockholders’ equity reflect the accounts of the Company from April 4, 2021 through July 3, 2021 and March 29, 2020 through June 27, 2020, respectively. For the six-month periods ended July 3, 2021 and June 27, 2020, the accompanying interim unaudited consolidated statements of operations, stockholders’ equity and cash flows reflect the accounts of the Company from January 3, 2021 through July 3, 2021 and December 29, 2019 through June 27, 2020, respectively.

Use of Estimates

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

Deferred Offering Costs

Upon closing of the IPO on May 3, 2021, deferred offering costs of $7.6 million were reclassified into stockholders’ equity and recorded against the proceeds from the offering. As of January 2, 2021, capitalized deferred offering costs totaled $2.9 million and were included in other long-term assets on the accompanying consolidated balance sheet. See Note 1 - Description of Business and Note 9 – Stockholders’ Equity and Stock-Based Compensation for additional information regarding the completion of the Company’s IPO.

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

3. REVENUE

Revenue is primarily derived from (i) pediatric healthcare services provided to patients including private duty nursing and therapy services, (ii) adult home health and hospice services (collectively “patient revenue”); and (iii) from the delivery of enteral nutrition and other products to patients (“product revenue”). The services provided by the Company have no fixed duration and can be terminated by the patient or the facility at any time, and therefore, each service provided is its own stand-alone contract. Incremental costs of obtaining a contract are expensed as incurred due to the short-term nature of the contracts.

Services ordered by a healthcare provider in an episode of care are not separately identifiable and therefore have been combined into a single performance obligation for each contract. The Company recognizes revenue as its performance obligations are completed. For patient revenue, the performance obligation is satisfied over time as the customer simultaneously receives and consumes the benefits of the healthcare services provided. For product revenue, the performance obligation is satisfied at the point in time of delivery of the product to the patient. The Company recognizes patient revenue equally over the number of treatments provided in a single episode of care. Typically, patients and third-party payers are billed within several days of the service being performed, and payments are due based on contract terms.

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

Private Duty Services (“PDS”). The PDS business includes a broad range of pediatric and adult healthcare services including private duty skilled nursing, unskilled services which include employer of record support services (“EOR”) and personal care services, pediatric therapy services, rehabilitation services, and nursing services in schools and pediatric day healthcare centers.

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

For the PDS, HHH, and MS businesses, the Company receives payments from the following sources for services rendered: (i) state governments under their respective Medicaid programs (“Medicaid”); (ii) Managed Care providers of state government Medicaid programs (“Medicaid MCO”); (iii) commercial insurers; (iv) other government programs including Medicare and Tricare and ChampVA (“Medicare”); and (v) individual patients. As the period between the time of service and time of payment is typically one year or less, the Company elected the practical expedient under ASC 606-10-32-18 and did not adjust for the effects of a significant financing component.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments and discounts provided to third-party payers and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. For the PDS, HHH, and MS businesses, implicit price concessions are based on historical collection experience. As of July 3, 2021 and January 2, 2021, estimated explicit and implicit price concessions of $56.3 million and $55.4 million, respectively, were recorded as reductions to patient accounts receivable balances to arrive at the estimated collectible revenue and patient accounts receivable. For the PDS, HHH, and MS businesses, most contracts contain variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense which is included as a component of operating expenses in the consolidated statements of operations. The Company did not record any bad debt expense for the three and six-month periods ended July 3, 2021 and June 27, 2020, respectively.

The Company derives a significant portion of its revenue from Medicaid, Medicaid MCO, Medicare and other payers that receive discounts from established billing rates. The regulations and various managed care contracts under which these discounts must be estimated are complex and subject to interpretation. Management estimates the transaction price on a payer-specific basis given its interpretation of the applicable regulations or contract terms. Updated regulations and contract negotiations occur frequently, necessitating regular review and assessment of the estimation process by management; however, there were no material revenue adjustments recognized from performance obligations satisfied or partially satisfied in previous periods for the three and six-month periods ended July 3, 2021 and June 27, 2020, respectively.

The following tables present revenue by payer type and as a percentage of revenue for the three and six-month periods ended July 3, 2021 and June 27, 2020, respectively (in thousands):

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Three-Month Periods Ended
	July 3, 2021		June 27, 2020
	Revenue	Percentage	Revenue	Percentage
Medicaid MCO	$229,246	52.6%	$216,104	61.5%
Medicaid	103,723	23.8%	93,454	26.6%
Commercial	53,848	12.3%	33,693	9.6%
Medicare	47,832	11.0%	7,764	2.2%
Self-pay	1,463	0.3%	562	0.1%
Total revenue	$436,112	100.0%	$351,577	100.0%

	For the Six-Month Periods Ended
	July 3, 2021		June 27, 2020
	Revenue	Percentage	Revenue	Percentage
Medicaid MCO	$462,130	54.2%	$425,977	60.3%
Medicaid	207,220	24.3%	188,414	26.7%
Commercial	100,851	11.8%	74,928	10.6%
Medicare	79,848	9.4%	16,316	2.3%
Self-pay	3,223	0.4%	1,165	0.1%
Total revenue	$853,272	100.1%	$706,800	100.0%

4. ACQUISITIONS

Acquisitions During the Six-Month Period Ended July 3, 2021

On March 31, 2021, the Company acquired certain assets of Loma Linda University Medical Center (“Loma Linda”). Loma Linda specializes in providing pediatric, private duty, and home care services in California. Preliminary total consideration for the transaction was $0.5 million, all of which was paid in cash at closing.

On April 16, 2021, the Company acquired 100% of the issued and outstanding membership interests of Doctor’s Choice Holdings, LLC (“Doctor’s Choice”). Doctor’s Choice provides home health services in Florida. Preliminary total consideration for the transaction was $100.6 million, all of which was paid in cash at closing. As part of funding the Doctor’s Choice acquisition, on the date of acquisition, the Company borrowed incremental amounts under its existing second lien term loan facility of $67.0 million, including debt issuance costs of $1.7 million.

The estimated allocations of purchase price for the assets acquired and liabilities assumed with respect to the Loma Linda and Doctor’s Choice acquisitions are preliminary and based on information available to the Company as of July 3, 2021. The Company is completing its procedures related to the purchase price allocations and if information regarding these values is received that would result in a material adjustment to the values recorded, management will recognize the adjustment in the period such determination is made.

The preliminary purchase price allocations as of the acquisition dates, reflecting measurement period adjustments made during the respective period, are as follows (amounts in thousands):

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Entity	Loma Linda	Doctor’s Choice
Acquisition Date	3/31/21	4/16/21
Cash consideration	$500	$100,570
Contingent consideration	-	-
Total	$500	$100,570
Cash and cash equivalents	$-	$1
Patient accounts receivable	-	12,789
Receivables under insured programs	-	142
Prepaid expenses	-	431
Other current assets	-	11
Property and equipment, net	-	461
Operating lease right of use assets	-	1,013
Intangible assets, net - licenses	-	4,993
Intangible assets, net - trade names	-	1,486
Receivables under insured programs	-	312
Other long-term assets	-	99
Accounts payable and other accrued liabilities	-	(7,122)
Accrued payroll and employee benefits	-	(2,312)
Current portion of insurance reserves - insured programs	-	(142)
Current portion of operating lease liabilities	-	(488)
Current portion of deferred payroll taxes	-	(875)
Other current liabilities	-	(11,469)
Long-term insurance reserves - insured programs	-	(312)
Long-term insurance reserves	-	(19)
Operating lease liabilities, less current portion	-	(501)
Deferred payroll taxes, less current portion	-	(876)
Total identifiable net assets	-	(2,378)
Goodwill	500	102,948
Total	$500	$100,570

The preliminary goodwill recognized is attributable to the excess of the particular purchase price of the acquisition over the fair value of identifiable net assets acquired, including other identified intangible assets. Preliminary goodwill of $0.5 million and $102.9 million related to the Loma Linda and Doctor’s Choice acquisitions, respectively, is deductible for tax purposes, and amortization commences on the applicable transaction date. Goodwill is primarily attributable to expected synergies resulting from the transactions.

The Company incurred transaction costs of $1.0 million and $2.8 million during the three and six-month periods ended July 3, 2021, respectively, and $0.2 million during the three and six-month periods ended June 27, 2020, respectively. These costs are included in acquisition-related costs in the accompanying consolidated statement of operations.

Pro forma financial information related to the above acquisitions has not been provided as it is not material to the Company’s consolidated results of operations. The results of operations of the above acquisitions are included in the Company’s consolidated results of operations from the date of acquisition and were not significant for the three or six-month periods ended July 3, 2021.

5. LONG-TERM OBLIGATIONS AND NOTES PAYABLE

Long-term obligations and notes payable consisted of the following as of July 3, 2021 and January 2, 2021, respectively (dollar amounts in thousands):

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Instrument	Stated Maturity Date	Contractual Interest Rate (1)	Interest Rate as of July 3, 2021	July 3, 2021	January 2, 2021
Term loan - First Lien Term Loan	03/2024	L + 4.25%	5.25%	$560,137	$563,061
Term loan - First Lien Term Loan Amendment	03/2024	L + 5.5%	6.50%	216,028	217,133
Term loan - First Lien Term Loan Fourth Amendment	03/2024	L + 6.25%	7.25%	84,075	184,538
Subordinated term loan - Second Lien Term Loan	03/2025	L + 8.0%	9.00%	-	240,000
Revolving Credit Facility	03/2023	L + 4.25%	5.25%	-	-
Notes payable - finance agreements	09/2021	2.07%	2.07%	4,514	2,872
Total principal amount of long-term obligations and notes payable				864,754	1,207,604
Less: unamortized debt issuance costs				(18,618)	(31,332)
Total amount of long-term obligations and notes payable, net of unamortized debt issuance costs				846,136	1,176,272
Less: current portion of long-term obligations and notes payable				(12,574)	(12,782)
Total amount of long-term obligations and notes payable, net of unamortized debt issuance costs, less current portion				$833,562	$1,163,490
(1) L = Greater of 1.00% or one-month LIBOR

On March 11, 2021, the Company amended its revolving credit facility to increase the maximum availability to $200.0 million, subject to the occurrence of the Company’s initial public offering. The amendment also extended the maturity date to April 29, 2026 upon completion of the IPO and subject to the completion of the refinancing of the Company’s term loans, which occurred with the Extension Amendment. See Note 15, Subsequent Events, for discussion of the Extension Amendment.

With proceeds received from the IPO, on May 3, 2021 the Company repaid an aggregate principal amount of $307.0 million under its Second Lien Credit Agreement, including the incremental amount borrowed in connection with financing the acquisition of Doctor’s Choice, thereby repaying in full and terminating the Second Lien Credit Agreement. In addition, on May 4, 2021, the Company repaid $100.0 million in principal amount of its outstanding indebtedness under its first lien credit agreement. In connection with these repayments of principal amounts, the Company wrote off debt issuance costs totaling $8.9 million, which are included in loss on debt extinguishment in the accompanying consolidated statements of operations.

On May 4, 2021, following completion of the initial public offering and satisfaction of the other applicable conditions precedent, the maximum availability of our revolving credit facility increased from $75.0 million to $200.0 million. In connection with this increase in capacity, we incurred debt issuance costs of $1.6 million, which we capitalized and included in other long-term assets.

The Company amended its first lien credit agreement on March 19, 2020, and April 1, 2020 in order to retain certain legal settlement proceeds it received during the three-month period ended March 28, 2020, as well as increase the letter of credit commitment limit under the revolving credit facility to $30.0 million.

The Company has a LIBOR floor of 1.0% under its credit facilities. Beginning on March 18, 2020 and continuing for the remainder of the fiscal year 2020, as well as continuing through July 3, 2021, the LIBOR benchmark rates decreased below 1.0%. Accordingly, the LIBOR floor rate of 1.0% became operative under the Company’s credit facility agreements and remained in effect at July 3, 2021.

See Note 15, Subsequent Events for additional information regarding the refinancing of the Company’s long-term obligations.

Debt issuance costs related to the term loans are recorded as a direct deduction from the carrying amount of the debt. The balance for debt issuance costs related to the term loans as of July 3, 2021 and January 2, 2021 was $18.6 million and $31.3 million, respectively. Debt issuance costs related to the revolving credit facility are recorded within other long-term assets. The balance for debt issuance costs related to the revolving credit facility as of July 3, 2021 and January 2, 2021 was $1.8 million and $0.5 million, respectively. The Company recognized interest expense related to the amortization of debt issuance costs of $3.7 million

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and $5.8 million during the three and six-month periods ended July 3, 2021, respectively, and $1.8 million and $3.5 million during the three and six-month periods ended June 27, 2020, respectively.

Issued letters of credit as of July 3, 2021 and January 2, 2021 were $19.8 million, respectively. There were no swingline loans outstanding as of July 3, 2021 and January 2, 2021, respectively. Borrowing capacity under the revolving credit facility was $180.2 million as of July 3, 2021 and January 2, 2021, respectively.

The Company was in compliance with all financial covenants and restrictions at July 3, 2021 and January 2, 2021.

6. FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, patient accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair values due to the short-term maturities of the instruments.

The Company’s other liabilities measured at fair value are as follows (amounts in thousands):

	Fair Value Measurements at July 3, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap agreements	$-	$23,771	$-	$23,771
	$-	$23,771	$-	$23,771

	Fair Value Measurements at January 2, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap agreements	$-	$28,624	$-	$28,624
	$-	$28,624	$-	$28,624

The fair values of the interest rate swap agreements are based on the estimated net proceeds or costs to settle the transactions as of the respective balance sheet dates. The valuations are based on commercially reasonable industry and market practices for valuing similar financial instruments. See Note 7 – Derivative Financial Instruments for further details on the Company’s interest rate swap arrangements. See Note 15 - Subsequent Events for additional information regarding amendments to the Company’s interest rate swap agreements and the Company’s entering into an interest rate cap agreement.

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

In October 2018, the Company entered into two interest rate swap agreements to limit its exposure to interest rate risk on its variable rate debt. At July 3, 2021 and January 2, 2021, the aggregate notional amount of the interest rate swaps was $520.0 million, respectively. The fair value of the interest rate swaps at July 3, 2021 and January 2, 2021 was $23.8 million and $28.6 million, respectively, and is included in other long-term liabilities on the accompanying consolidated balance sheets. The agreements expire on October 31, 2023. The Company does not apply hedge accounting to these agreements and records all mark-to-market adjustments directly to other income on the accompanying consolidated statements of operations. The effects of the interest rate swaps are recognized through cash flows from operating activities on the accompanying consolidated statements of cash flows.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following gains (losses) from these derivatives not designated as hedging instruments were recognized in the Company’s consolidated statements of operations for the three-month periods ended July 3, 2021 and June 27, 2020, respectively (amounts in thousands):

	Statement of Operations	For the Three-Month Periods Ended
	Classification	July 3, 2021	June 27, 2020
Interest rate swap agreements	Other (expense) income	$2,033	$(1,685)

	Statement of Operations	For the Six-Month Periods Ended
	Classification	July 3, 2021	June 27, 2020
Interest rate swap agreements	Other (expense) income	$4,853	$(8,107)

The Company does not utilize financial instruments for trading or other speculative purposes.

See Note 15 - Subsequent Events for additional information regarding amendments to the Company’s interest rate swap agreements and the Company’s entering into an interest rate cap agreement.

8. INCOME TAXES

The Company’s provision for income taxes is recorded on an interim basis based upon the Company’s estimate of the annual effective income tax rate for the full year applied to “ordinary” income or loss, adjusted each quarter for discrete items.

The Company recorded income tax expense of $0.2 million and $0.5 million for the three and six-month periods ended July 3, 2021 and $2.3 million and $3.4 million for the three and six-month periods ended June 27, 2020, respectively. The Company’s effective tax rate was 12.4% and 6.5% for the three and six-month periods ended July 3, 2021, respectively, and (3.0%) and (9.3%) for the three and six-month periods ended June 27, 2020, respectively. The effective tax rates for the six-month periods ended July 3, 2021 and June 27, 2020 differ from the statutory rate of 21% primarily due to a change in the valuation allowance recorded against certain deferred tax assets reflected in the consolidated financial statements and separate state and local income taxes on taxable subsidiaries.

9. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Issuance of Shares

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

All share and per share information for prior periods, including options to purchase shares of common stock, deferred restricted stock units, option exercise prices, weighted average fair value of options granted, shares of common stock and additional paid-in capital accounts on the consolidated balance sheets, consolidated statements of operations and consolidated statements of stockholders’ equity, including the notes to the consolidated financial statements, have been retroactively adjusted, where applicable, to reflect the stock split and the increase in authorized shares.

Initial Public Offering

On May 3, 2021, the Company completed the IPO of its common stock pursuant to a Registration Statement on Form S-1 (File No. 333-254981), which was declared effective by the SEC on April 28, 2021. In the IPO, the Company sold an aggregate of 42,236,000 shares of common stock, including 4,000,000 shares of common stock purchased by the underwriters on May 25, 2021

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

pursuant to the underwriters’ option to purchase additional shares at the initial public offering price, less underwriting discounts and commissions. The Company received net proceeds from the IPO of $477.7 million. The Company also incurred offering expenses of $7.6 million.

Stock Incentive Plan

On April 19, 2021, the Company’s Board of Directors adopted the Company’s Amended and Restated 2017 Stock Incentive Plan (the “Amended Plan”). The Amended Plan (i) provides for the issuance of common stock, as opposed to the Class B common stock previously issuable under the plan, to align with the Company’s Amended and Restated Certificate of Incorporation and (ii) modified the vesting terms of the existing issued performance-vesting options to vest upon the achievement of volume weighted average price (“VWAP”) per share hurdles for any ninety consecutive days commencing on or after the nine-month anniversary of the IPO. On June 17, 2021 the Company established the VWAP per share hurdles for the performance-vesting options, which resulted in an accounting modification on that date.

The issuance of shares of common stock rather than Class B common stock resulted in an accounting modification on April 19, 2021 to the Company’s time-vesting options; however, the incremental fair value was not material.

Performance-Vesting Options

Completion of the Company’s IPO in April 2021 resulted in the Company’s performance-vesting options becoming eligible to potentially vest. Upon completion of the IPO, the Company recognized compensation expense of $3.2 million, representing the time elapsed from the respective grant dates of the outstanding awards to the completion of the IPO in proportion to the total requisite service period of the awards, multiplied by the respective original grant date fair values. The compensation expense recorded was included in corporate and branch and regional administrative expenses in the accompanying consolidated statements of operations for the three and six-month periods ended July 3, 2021. The Company recorded compensation expense from the IPO date to the modification date of $0.4 million, which was also included in corporate and branch and regional administrative expenses in the accompanying consolidated statements of operations for the three and six-month periods ended July 3, 2021.

As a result of the June 17, 2021 modification, the Company calculated the fair value of the outstanding performance-vesting options immediately before and immediately after the modification using the Monte Carlo option-pricing model. The Company calculated incremental fair value of $8.8 million resulting from the modification, which, along with the unrecognized compensation expense of $4.4 million under the original terms, will be recognized prospectively over the revised remaining requisite service period. The Company recorded compensation expense for the period from the modification date through July 3, 2021 of $0.6 million, which is included in corporate and branch and regional administrative expenses in the accompanying consolidated statements of operations for the three and six-month periods ended July 3, 2021.

The Company did not incur or record any expense associated with the performance-vesting options during the three and six-month periods ended June 27, 2020.

Deferred Restricted Stock Units

Deferred restricted stock units (“Deferred RSUs”) issued prior to the Company’s IPO contained a put right that is exercisable only when the participant resigns from the Board of Directors, which is outside the control of the Company. As such, the Company classified these pre-IPO Deferred RSU awards as liabilities for six months and then temporary equity thereafter. Deferred RSUs issued subsequent to the Company’s IPO do not contain any put rights, vest over a one year service period, and are valued based on the fair market value of a share of common stock at grant date. As such, the Company classified these post-IPO Deferred RSU awards as equity and included related amounts within additional paid-in capital on the accompanying consolidated balance sheet as of July 3, 2021. On June 30, 2021, the Company awarded a total of 52,545 Deferred RSUs to members of the Board of Directors. Unrecognized compensation expense as of July 3, 2021 associated with outstanding Deferred RSUs was $0.6 million.

Employee Stock Purchase Plan

On April 28, 2021, the Company’s Board of Directors adopted the Aveanna Healthcare Holdings Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). Initially, a maximum of 5,404,926 shares of the Company’s common stock are authorized for issuance under the ESPP. Under the ESPP, shares of common stock may be purchased by eligible participants at defined purchase periods at 85% of the lesser of the closing price of the Company’s common stock on the first day or last day of each purchase period. The first purchase period for the ESPP begins on August 1, 2021 and ends on December 31, 2021.

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

The Company maintains primary commercial insurance coverage on a claim basis for professional malpractice claims with a $500,000 per claim deductible and $6.0 million per claim and annual aggregate limits. Moreover, the Company maintains excess insurance coverage for professional malpractice claims. In addition, the Company maintains workers’ compensation insurance with a $500,000 per claim deductible and statutory limits. The Company reimburses insurance carriers for deductible losses under these policies. The Company’s insurance carriers require collateral to secure the Company’s obligation to reimburse insurance carriers for these deductible payments. Collateral as of July 3, 2021 and January 2, 2021 was comprised of $18.8 million of issued letters of credit, $2.9 million in cash collateral, and $2.3 million in surety bonds, respectively.

As of July 3, 2021, insurance reserves totaling $84.0 million were included on the consolidated balance sheets, representing $44.8 million and $39.2 million of reserves for professional malpractice claims and workers’ compensation claims, respectively. At January 2, 2021, insurance reserves totaling $74.6 million were included on the consolidated balance sheets, representing $38.5 million and $36.1 million of reserves for professional malpractice claims and workers’ compensation claims, respectively.

Litigation and Other Current Liabilities

On December 16, 2016, Aveanna Healthcare LLC (f/k/a BCPE Eagle Buyer LLC) entered into a stock purchase agreement with Epic/Freedom, LLC, Epic Acquisition, Inc., and FHH Holdings, Inc. for Aveanna Healthcare LLC to acquire Epic Acquisition, Inc. and FHH Holdings, Inc. (the “Acquisition”). The Acquisition closed on March 16, 2017. On February 19, 2020, the Company entered into a settlement agreement for a legal claim totaling $50.0 million related to the Acquisition. The settlement proceeds were included in other income in the accompanying consolidated statement of operations for the six-month period ended June 27, 2020.

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

On August 6, 2020, the Company sued Epic/Freedom, LLC ("Seller"), Webster Capital Corporation, and Webster Equity Partners (collectively, the “Defendants”) in the Delaware Superior Court. The Company asserted that the Defendants made fraudulent representations and warranties in connection with the Epic acquisition. The Company is seeking damages ranging from $24 million to $50 million. The Company also requested a declaratory judgment holding that the Defendants waived any claim to the Company’s continued possession of $7.1 million in escrow funds (the “Escrow Funds”) that were delivered to the Company in January 2018 by the Epic acquisition escrow agent. In response, the Defendants asserted four counterclaims: (1) specific performance of an alleged right to control a tax audit; (2) advancement of litigation fees and expenses for certain individual Defendants; (3) a declaratory judgment; and (4) breach of contract claim concerning the Escrow Funds. The Company subsequently reached an agreement with the Defendants, which (1) allowed the Defendants to take a principal role in the applicable tax audit, though the Company will continue to communicate with the Internal Revenue Service and retain the ability to make strategic decisions with respect to the audit and (2) dismissed claims against certain individual Defendants mooting Defendants’ claims for advancement of litigation fees and expenses. On July 29, 2021, the Delaware Superior Court denied the Defendants’ motion for judgment on the pleadings with respect to the Company’s claim for fraud against the Defendants, which allows the Company to pursue discovery with respect to the alleged fraud claim.   With respect to the Company’s retention of certain tax refunds the Company received on behalf of Defendants, the Court denied the Company’s motion for judgment on the pleadings, pursuant to which the Company sought to retain the tax refunds as matter of law. The Court also ordered Seller to refile its motion for summary judgment on the same subject and abated a ruling pending further discovery and resolution of whether the parties entered into a post-closing agreement, allowing the Company to retain the tax refunds pending the outcome of the related tax audits.  Lastly, the Court denied the Company’s motion for judgment on the pleadings as to its continued possession of the Escrow Funds. At this time, the Company cannot predict the ultimate resolution or estimate the amount of any loss or recovery, if any, related to this matter.

Healthcare Regulatory Matters

Starting on October 30, 2019 the Company has received grand jury subpoenas (“Subpoenas”) issued by the U.S. Department of Justice, Antitrust Division (the “Antitrust Division”) requiring the production of documents and information pertaining to nurse wages, reimbursement rates, and hiring activities in a few of its local markets. The Company is fully cooperating with the Antitrust Division with respect to this investigation and management believes this matter is unlikely to materially impact the Company’s business, results of operations or financial condition.  However, based on the information currently available to the Company, management cannot predict the timing or outcome of this investigation or predict the possible loss or range of loss, if any, associated with the resolution of this litigation.

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

In response to COVID-19, the U.S. Government enacted the CARES Act on March 27, 2020. The CARES Act has impacted the Company as follows:

Provider Relief Fund (“PRF”): Beginning in April 2020, funds were distributed to health care providers who provide or provided diagnoses, testing, or care for individuals with possible or actual cases of COVID-19. During fiscal year 2020, the Company received PRF payments from the U.S. Department of Health and Human Services (“HHS”) totaling $25.1 million, which were included in government stimulus liabilities on the accompanying consolidated balance sheet as of January 2, 2021. On March 5, 2021, the Company repaid these PRF payments in full.

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

Deferred payment of the employer portion of social security taxes: The Company was permitted to defer payments of the employer portion of social security taxes in fiscal year 2020, which are payable in 50% increments, with the first 50% due by December 31, 2021 and the second 50% due by December 31, 2022. The Company did not defer any payroll taxes after December 31, 2020. As of July 3, 2021, the Company had deferred payment of $51.4 million of social security taxes in total, which is recorded in the current portion of deferred payroll taxes and in the deferred payroll taxes, less current portion liabilities on the accompanying consolidated balance sheet. The Company did not commence deferrals until April 1, 2020; therefore the Company did not defer any payroll taxes during the three-month period ended March 28, 2020.

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

Medicare Advances: Certain of the home health and hospice companies the Company has acquired received advance payments from the Centers for Medicare & Medicaid Services (“CMS”) in April 2020, pursuant to the expansion of the Accelerated Payments Program provided for in the CARES Act. These advances became repayable beginning one year from the date on which the accelerated advance was issued. The repayments occur via offsets by CMS to current payments otherwise due from Medicare at a rate of 25% for the first eleven months. After the eleven months end, payments will be recouped at a rate of 50% for another six months, after which any remaining balance will become due. Gross advances received by acquired companies in April 2020 totaled $15.8 million. The Company began repaying the gross amount of the advances, via the offset mechanism described above, during the three-month period ended July 3, 2021, and had repaid an aggregate amount of $4.4 million of such advances as of July 3, 2021. Remaining unpaid advances as of July 3, 2021 totaled $11.4 million and are recorded in other current liabilities on the accompanying consolidated balance sheet.

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

12. RELATED PARTY TRANSACTIONS

The Company had entered into an advisory services agreement with affiliates of certain stockholders of the Company (the “Management Agreement”). Under this agreement, the managers provide general and strategic advisory services and are paid a

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

quarterly management fee plus out of pocket expenses. The Company did not incur any management fees during the three-month period ended July 3, 2021. The Company incurred management fees and expenses totaling $0.9 million during the six-month period ended July 3, 2021, and $0.8 million and $1.6 million during the three and six-month periods ended June 27, 2020, respectively, which are included in corporate expenses in the accompanying consolidated statements of operations. The Company did not owe any amounts in connection with the Management Agreement as of July 3, 2021. Amounts owed by the Company in connection with the Management Agreement totaled $1.6 million as of January 2, 2021 and were included in accounts payable and other accrued liabilities on the consolidated balance sheet. Upon completion of the IPO, the Management Agreement was terminated. Additionally, the managers agreed to waive the fee due to them from the Company upon the successful completion of the IPO.

One of the Company’s stockholders has an ownership interest in a revenue cycle vendor used by the Company for eligibility and clearinghouse billing services. Fees for such services totaled $0.1 million and $0.2 million during the three and six-month periods ended July 3, 2021 and $0.1 million and $0.3 million during the three and six-month periods ended June 27, 2020, respectively, and are included in corporate expenses in the accompanying consolidated statements of operations. The Company did not owe any amounts in connection with the expenses described above as of July 3, 2021 and January 2, 2021, respectively.

As of July 3, 2021, one of the Company’s stockholders owned 4.8% of the Company’s first lien term loan.

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

Results shown for the three and six-month periods ended July 3, 2021 and June 27, 2020 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

The following tables summarize the Company’s segment information for the three and six-month periods ended July 3, 2021 and June 27, 2020, respectively (amounts in thousands):

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Three-Month Period Ended July 3, 2021
	PDS	HHH	MS	Total
Revenue	$349,680	$50,071	$36,361	$436,112
Cost of revenue, excluding depreciation and amortization	243,898	25,765	19,860	289,523
Gross margin	$105,782	$24,306	$16,501	$146,589
Gross margin percentage	30.3%	48.5%	45.4%	33.6%

	For the Three-Month Period Ended June 27, 2020
	PDS	HHH	MS	Total
Revenue	$314,196	$4,656	$32,725	$351,577
Cost of revenue, excluding depreciation and amortization	224,075	2,696	18,177	244,948
Gross margin	$90,121	$1,960	$14,548	$106,629
Gross margin percentage	28.7%	42.1%	44.5%	30.3%

	For the Six-Month Period Ended July 3, 2021
	PDS	HHH	MS	Total
Revenue	$700,507	$81,589	$71,176	$853,272
Cost of revenue, excluding depreciation and amortization	492,895	43,094	39,011	575,000
Gross margin	$207,612	$38,495	$32,165	$278,272
Gross margin percentage	29.6%	47.2%	45.2%	32.6%

	For the Six-Month Period Ended June 27, 2020
	PDS	HHH	MS	Total
Revenue	$634,709	$9,133	$62,958	$706,800
Cost of revenue, excluding depreciation and amortization	452,038	5,499	35,093	492,630
Gross margin	$182,671	$3,634	$27,865	$214,170
Gross margin percentage	28.8%	39.8%	44.3%	30.3%

	For the Three-Month Periods Ended		For the Six-Month Periods Ended
Segment Reconciliation:	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Total segment gross margin	$146,589	$106,629	$278,272	$214,170
Branch and regional administrative expenses	77,720	55,120	147,092	114,814
Corporate expenses	32,401	22,749	59,800	48,546
Goodwill impairment	-	75,727	-	75,727
Depreciation and amortization	5,170	4,234	10,018	8,417
Acquisition-related costs	1,004	169	2,772	169
Other operating expenses	-	587	-	587
Operating income (loss)	30,294	(51,957)	58,590	(34,090)
Interest income	61	163	138	209
Interest expense	(19,262)	(18,844)	(41,687)	(39,907)
Loss on debt extinguishment	(8,918)	(200)	(8,918)	(73)
Other (expense) income	(736)	(4,460)	(577)	37,331
Income (loss) before income taxes	$1,439	$(75,298)	$7,546	$(36,530)

14. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the diluted weighted average number of shares of common stock outstanding for the period. For purposes of this calculation, outstanding

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

stock options are considered potential dilutive shares of common stock. The following is a computation of basic and diluted net income (loss) per share (amounts in thousands, except per share amounts):

	For the Three-Month Periods Ended		For the Six-Month Periods Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Numerator:
Net income (loss)	$1,260	$(77,553)	$7,058	$(39,916)
Denominator:
Weighted average shares of common stock outstanding (1), basic	171,149	142,084	156,636	139,777
Net income (loss) per share, basic	$0.01	$(0.55)	$0.05	$(0.29)

Weighted average shares of common stock outstanding (1), diluted	177,683	142,084	161,975	139,777
Net income (loss) per share, diluted	$0.01	$(0.55)	$0.04	$(0.29)
Dilutive securities outstanding not included in the computation of diluted net income (loss) per share as their effect is antidilutive:
Stock options	4,703	13,979	5,649	13,979

(1)
The calculation of weighted average shares of common stock outstanding includes all vested deferred restricted stock units.

15. SUBSEQUENT EVENTS

Long-Term Obligations and Derivative Financial Instruments

On July 15, 2021 the Company entered into an Extension Amendment to its First Lien Credit Agreement, as previously amended, (the “Extension Amendment”). The Extension Amendment converted outstanding balances under all remaining first lien term loans into a single term loan in an aggregate principal amount of $860.0 million (the “2021 Extended Term Loan”), and extended the maturity date to July 2028. The Extension Amendment also provides for a delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) in an aggregate principal amount of $200.0 million, which permits the Company to incur senior secured first lien term loans (the “Delayed Draw Term Loans”) from time to time until July 15, 2023, in each case subject to certain terms and conditions. The Delayed Draw Term Loan Facility was undrawn as of July 15, 2021, and any future draws thereunder would also mature in July 2028.

The 2021 Extended Term Loan and any Delayed Draw Term Loans bear interest, at the Company’s election, at a variable interest rate based on either LIBOR (subject to a minimum of 0.50%), or the prime or federal funds rate (“Annual Base Rate” or “ABR”) (subject to a minimum of 2.00%) for the interest period relevant to such borrowing, plus an applicable margin of 3.75% for loans accruing interest based on LIBOR and an applicable margin of 2.75% for loans accruing interest based on ABR. As of July 15, 2021, the $860.0 million principal amount of the 2021 Extended Term Loan accrues interest at a rate of 4.25%.

In July 2021, the Company amended its interest rate swap agreements to extend the expiration dates to June 30, 2026 and reduce the fixed rate paid under the swaps. As amended, the Company pays a rate of 2.08% and receives the one-month LIBOR rate, subject to a 0.5% floor. The aggregate notional amount of the interest rate swaps remained unchanged at $520.0 million.

In July 2021, the Company also entered into a three-year, $340.0 million notional interest rate cap agreement with a cap rate of 1.75%. The cap agreement provides that the counterparty will pay Aveanna the amount by which LIBOR exceeds 1.75% in a given measurement period and expires on July 31, 2024. The one-time premium paid for this interest rate cap was $0.9 million.

On August 9, 2021, the Company entered into the Seventh Amendment to its First Lien Credit Agreement, as previously amended, (the “Seventh Amendment”) to reduce the interest rates applicable to Revolving Credit Loans. As amended, Revolving Credit Loans bear interest, at the Company's election, at a variable interest rate based on either LIBOR (subject to a minimum of 0.50%) or ABR (subject to a minimum of 2.00%) for the interest period relevant to such borrowing, plus an applicable margin of 3.75% for loans accruing interest based on LIBOR and an applicable margin of 2.75% for loans accruing interest based on ABR.

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

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52-week or 53-week fiscal year. “Fiscal year 2021” refers to the 52-week fiscal year ended on January 1, 2022. “Fiscal year 2020” refers to the 53-week fiscal year ended on January 2, 2021. The “three-month period ended July 3, 2021”, or “first quarter 2021” refers to the 13-week fiscal quarter ended on July 3, 2021. The “three-month period ended June 27, 2020” or “first quarter 2020” refers to the 13-week fiscal quarter ended on June 27, 2020. The “six-month period ended July 3, 2021”, or “first six months of 2021” refers to the period from January 3, 2021 through July 3, 2021. The “six-month period ended June 27, 2020”, or “first six months of 2020” refers to the period from December 29, 2019 through June 27, 2020.

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

The following table summarizes the revenues generated by each of our segments for the three-month periods ended July 3, 2021 and June 27, 2020, respectively:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the three-month period ended July 3, 2021	$436,112	$349,680	$50,071	$36,361
Percentage of consolidated revenue		81%	11%	8%
For the three-month period ended June 27, 2020	$351,577	$314,196	$4,656	$32,725
Percentage of consolidated revenue		90%	1%	9%

The following table summarizes the revenues generated by each of our segments for the six-month periods ended July 3, 2021 and June 27, 2020, respectively:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the six-month period ended July 3, 2021	$853,272	$700,507	$81,589	$71,176
Percentage of consolidated revenue		82%	10%	8%
For the six-month period ended June 27, 2020	$706,800	$634,709	$9,133	$62,958
Percentage of consolidated revenue		90%	1%	9%

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

MS Segment

Through our Medical Solutions segment, we offer a comprehensive line of enteral nutrition supplies and other products to adults and children, delivered on a periodic or as-needed basis. We provide our patients with access to one of the largest selections of enteral formulas, supplies and pumps in our industry, with more than 300 nutritional formulas available. Our registered nurses, registered dietitians and customer service technicians support our patients 24 hours per day, 365 days per year, in-hospital, at-home, or remotely to help ensure that our patients have the best nutrition assessments, change order reviews and formula selection expertise.

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

In the fourth fiscal quarter of 2020, we acquired two companies that primarily deliver home health and hospice services, as well as PDN services (collectively, the “2020 HHH Acquisitions”). The 2020 HHH Acquisitions generated revenues in 2020 prior to being acquired by us of $104.4 million and $13.1 million after being acquired by us. The 2020 HHH Acquisitions generated operating income in 2020 prior to being acquired by us of $0.9 million and $2.6 million after being acquired by us. Home health and hospice businesses are primarily reimbursed by Medicare for services rendered and these new lines of business have accordingly begun to diversify our current payer base beyond Medicaid and Medicaid Managed Care revenue. We report the results of the 2020 HHH Acquisitions in our HHH segment and PDS segment.

On April 16, 2021, we acquired Doctor’s Choice Holdings, LLC (“Doctor’s Choice”), which provides home health services in the state of Florida. Prior to being acquired by us in 2021, Doctor’s Choice generated revenues of $22.9 million and operating losses of $7.2 million. The 2021 operating losses in the period prior to being acquired by us resulted from one-time seller transaction costs and incentives paid in connection with completing the acquisition. Similar to the 2020 HHH Acquisitions, Doctor’s Choice has further diversified our current payer base beyond Medicaid and Medicaid Managed Care revenue. We report the results of Doctor’s Choice in our HHH segment.

COVID-19 Pandemic Impact on our Business

In March 2020, the World Health Organization declared COVID-19 a pandemic. We continue to monitor the impact of COVID-19 on our caregivers and support personnel, our patients and their families, and our referral sources. We have adapted our operations as necessary to best protect our people and serve our patients and our communities. We continue to take precautions to protect the safety and well-being of our employees and patients by purchasing and delivering additional supplies of personal protective equipment ("PPE") and other medical supplies to branches and regional offices across the country as necessary. Although such costs have significantly decreased in 2021 as compared to 2020, we also continue to provide incremental compensation to our caregivers including COVID-19 relief pay and vaccine pay.

We have also invested in technology and equipment that allows support personnel to provide, on a remote basis, seamless functionality and support to our clinicians who continue to care for our patients. A significant portion of our employees at our corporate support offices in Georgia, Texas and Arizona continue to work remotely at this time. In many cases, we learned that we can effectively conduct our business on a remote basis and have realized a number of efficiencies and benefits as a result.

We continue to execute on our strategic business plans to grow our services both organically and through acquisitions, and we do not expect incremental future volume growth solely from any future abatement of COVID-19 cases, rather we believe we will achieve our operating objectives by effectively operating our business within the COVID-19 environment.

The following factors, however, could negatively impact our results of operations in the future as a result of COVID-19: a significant increase in the number of cases nationwide, including any such increase associated with new variants of COVID-19; any future shelter-in-place orders; a decrease in the rate of return of confidence in our patients’ families to allow our caregivers into their homes; the return of patient confidence to enter a hospital or a doctor’s office; our ability to attract and retain qualified caregivers as a result of new COVID-19 concerns; uncertainty regarding vaccine distribution timing and efficacy; and our ability to readily access referrals from children’s hospitals. Potential negative impacts of COVID-19 on our results include lower revenue, higher salary and wage expenses due to increased market rate expectations of caregivers, and any future spikes in PPE supply costs. The impacts to revenue may consist of the following: lower volumes due to interruption of the operations of our referral sources and patient unwillingness to accept services in their homes; prolonged school closures; lower reimbursement due to missed home health visits; and lower reimbursement rates due to any negative impacts to state Medicaid budgets as a result of the pandemic.

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
•
Deferred payment of the employer portion of social security taxes: We were permitted to defer payments of the employer portion of social security taxes in fiscal year 2020, which are payable in 50% increments, with the first 50% due by December 31, 2021 and the second 50% due by December 31, 2022. We did not defer any payroll taxes after December 31, 2020. As of July 3, 2021, we had deferred payment of $51.4 million of social security taxes in total, which is recorded in the current portion of deferred payroll taxes and in the deferred payroll taxes, less current portion liabilities on the accompanying consolidated balance sheet. We did not commence deferrals until April 1, 2020; therefore, we did not defer any payroll taxes during the three-month period ended June 27, 2020.
•
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
•
Medicare Advances: Certain of the home health and hospice companies the Company has acquired received advance payments from the Centers for Medicare & Medicaid Services (“CMS”) in April 2020, pursuant to the expansion of the Accelerated Payments Program provided for in the CARES Act. These advances became repayable beginning one year from the date on which the accelerated advance was issued. The repayments occur via offsets by Medicare to current payments otherwise due from Medicare at a rate of 25% for the first eleven months. After the eleven months end, payments will be recouped at a rate of 50% for another six months, after which any remaining balance will become due. Gross advances received by acquired companies in April 2020 totaled $15.8 million. The Company began repaying the gross amount of the advances, via the offset mechanism described above, during the three-month period ended July 3, 2021, and had repaid an aggregate amount of $4.4 million of such advances as of July 3, 2021. Remaining unpaid advances as of July 3, 2021 totaled $11.4 million and are recorded in other current liabilities on the accompanying consolidated balance sheet.
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

Important Operating Metrics

We review the following important metrics on a segment basis and not on a consolidated basis:

PDS and MS Segment Operating Metrics

Volume

Volume represents PDS hours of care provided and MS unique patients served, which is how we measure the amount of our patient services provided. We review the number of hours of PDS care provided on a weekly basis and the number of MS unique patients served on a weekly basis. We believe volume is an important metric because it helps us understand how the Company is growing in each of these segments through strategic planning and acquisitions. We also use this metric to inform strategic decision making in determining opportunities for growth.

Revenue Rate

For our PDS and MS segments, revenue rate is calculated as revenue divided by PDS hours of care provided or the number of MS unique patients served, respectively. We believe revenue rate is an important metric because it represents the amount of revenue we receive per PDS hour of patient service or per individual MS patient transaction and helps management assess the amount of fees that we are able to bill for our services. Management uses this metric to assess how effectively we optimize reimbursement rates.

Cost of Revenue Rate

For our PDS and MS segments, cost of revenue rate is calculated as cost of revenue divided by PDS hours of care provided or the number of unique patients served, respectively. We believe cost of revenue rate is an important metric because it helps us understand the cost per PDS hour of patient service or per individual MS patient transaction. Management uses this metric to understand how effectively we manage labor and product costs.

Spread Rate

For our PDS and MS segments, spread rate represents the difference between the respective revenue rates and cost of revenue rates. Spread rate is an important metric because it helps us better understand the margins being recognized per PDS hour of patient service or per individual MS patient transaction. Management uses this metric to assess how successful we have been in optimizing reimbursement rates, managing labor and product costs, and assessing opportunities for growth.

HHH Segment Operating Metrics

Home Health Total Admissions and Home Health Episodic Admissions

Home health total admissions represents the number of new patients who have begun receiving services. We review the number of home health admissions on a daily basis as we believe it is a leading indicator of our growth. We measure home health admissions by reimbursement structure separating them into home health episodic admissions and fee-for-service admissions (other admissions), which allows us to better understand the payor mix of our home health business.

Home Health Total Episodes

Home health total episodes represents the number of episodic admissions and episodic recertifications to capture patients who have either started to receive services or have been recertified for another episode of care. Management reviews home health total episodes on a monthly basis as to understand the volume of patients who were authorized to receive care during the month.

Home Health Revenue Per Completed Episode

Home health revenue per completed episode is calculated by dividing total payments received from completed episodes by the number of completed episodes during the period. Episodic payments are determined by multiple factors including type of referral source, patient diagnoses, and utilization. Management tracks home health revenue per completed episode over time to evaluate both the clinical and financial profile of the business in a single metric.

Results of Operations

Three-Month Period Ended July 3, 2021 Compared to the Three-Month Period Ended June 27, 2020

The following table summarizes our consolidated results of operations for the three-month periods indicated:

	For the Three-Month Periods Ended
(dollars in thousands)	July 3, 2021	% of Revenue	June 27, 2020	% of Revenue	Change	% Change
Revenue	$436,112	100.0%	$351,577	100.0%	$84,535	24.0%
Cost of revenue, excluding depreciation and amortization	289,523	66.4%	244,948	69.7%	44,575	18.2%
Gross margin	$146,589	33.6%	$106,629	30.3%	$39,960	37.5%
Branch and regional administrative expenses	77,720	17.8%	55,120	15.7%	22,600	41.0%
Field contribution	$68,869	15.8%	$51,509	14.7%	$17,360	33.7%
Corporate expenses	32,401	7.4%	22,749	6.5%	9,652	42.4%
Goodwill impairment	-	0.0%	75,727	21.5%	(75,727)	-100.0%
Depreciation and amortization	5,170	1.2%	4,234	1.2%	936	22.1%
Acquisition-related costs	1,004	0.2%	169	0.0%	835	494.1%
Other operating expenses	-	0.0%	587	0.2%	(587)	-100.0%
Operating income (loss)	$30,294	6.9%	$(51,957)	-14.8%	$82,251	-158.3%
Interest expense, net of interest income	(19,201)		(18,681)		(520)	2.8%
Loss on debt extinguishment	(8,918)		(200)		(8,718)	4359.0%
Other (expense) income	(736)		(4,460)		3,724	-83.5%
Income tax expense	(179)		(2,255)		2,076	-92.1%
Net income (loss)	$1,260		$(77,553)		$78,813	-101.6%

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the three-month periods indicated:

	For the Three-Month Periods Ended
(dollars in thousands)	July 3, 2021	June 27, 2020	Change	% Change
Revenue	$436,112	$351,577	$84,535	24.0%
Cost of revenue, excluding depreciation and amortization	289,523	244,948	44,575	18.2%
Gross margin	$146,589	$106,629	$39,960	37.5%
Gross margin percentage	33.6%	30.3%
Branch and regional administrative expenses	77,720	55,120	22,600	41.0%
Field contribution	$68,869	$51,509	$17,360	33.7%
Field contribution margin	15.8%	14.7%
Corporate expenses	$32,401	$22,749	$9,652	42.4%
As a percentage of revenue	7.4%	6.5%
Operating income (loss)	$30,294	$(51,957)	$82,251	-158.3%
As a percentage of revenue	6.9%	-14.8%

The following tables summarize our key performance measures by segment for the three-month periods indicated:

	PDS
	For the Three-Month Periods Ended
(dollars and hours in thousands)	July 3, 2021	June 27, 2020	Change	% Change
Revenue	$349,680	$314,196	$35,484	11.3%
Cost of revenue, excluding depreciation and amortization	243,898	224,075	19,823	8.8%
Gross margin	$105,782	$90,121	$15,661	17.4%
Gross margin percentage	30.3%	28.7%		1.6%	(4)
Hours	9,920	9,013	907	10.1%
Revenue rate	$35.25	$34.86	$0.39	1.2%	(1)
Cost of revenue rate	$24.59	$24.86	$(0.27)	-1.3%	(2)
Spread rate	$10.66	$10.00	$0.66	7.3%	(3)

	HHH
	For the Three-Month Periods Ended
(dollars and admissions/episodes in thousands)	July 3, 2021	June 27, 2020	Change	% Change
Revenue	$50,071	$4,656	$45,415	975.4%
Cost of revenue, excluding depreciation and amortization	25,765	2,696	23,069	855.7%
Gross margin	$24,306	$1,960	$22,346	1140.1%
Gross margin percentage	48.5%	42.1%		6.4%	(4)
Home health total admissions (5)**	11.7	**	**	**
Home health episodic admissions (6)**	7.1	**	**	**
Home health total episodes (7)**	10.3	**	**	**
Home health revenue per completed episode (8)**	$2,894	**	**	**

	MS
	For the Three-Month Periods Ended
(dollars and UPS in thousands)	July 3, 2021	June 27, 2020	Change	% Change
Revenue	$36,361	$32,725	$3,636	11.1%
Cost of revenue, excluding depreciation and amortization	19,860	18,177	1,683	9.3%
Gross margin	$16,501	$14,548	$1,953	13.4%
Gross margin percentage	45.4%	44.5%		0.9%	(4)
Unique patients served (“UPS”)	78	74	4	5.4%
Revenue rate	$466.17	$442.23	$23.94	5.7%	(1)
Cost of revenue rate	$254.62	$245.64	$8.98	3.9%	(2)
Spread rate	$211.55	$196.59	$14.96	8.0%	(3)

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

** We entered the home health business in the fourth fiscal quarter of 2020. The metrics presented for the three-month period ended July 3, 2021 pertain to the home health component of the HHH segment. These metrics do not pertain to the hospice portion of this segment or certain other Medicare services provided in this segment, neither of which are material in the aggregate for the period presented.

The following discussion of our results of operations should be read in conjunction with the foregoing tables summarizing our consolidated results of operations and key performance measures.

Summary Operating Results

Operating Income (Loss)

Overall, our operating income was $30.3 million, or 6.9% of revenue, for the three-month period ended July 3, 2021, as compared to operating loss of $52.0 million, or 14.8% of revenue, for the three-month period ended June 27, 2020, an increase of $82.3 million.

Operating income for the second quarter of 2021 was positively impacted by an increase of $17.4 million, or 33.7%, in Field contribution as compared to the second quarter of 2020. The $17.4 million increase in Field contribution was delivered by an $84.5 million, or 24.0%, increase in consolidated revenue, combined with a 1.1% improvement in our Field contribution margin to 15.8% for the second quarter 2021 from 14.7% for the second quarter 2020.

The $82.3 million net increase in operating income was primarily attributable to the $17.4 million increase in Field contribution, in addition to the following activity:

•
the absence in the current period of the $75.7 million non-cash charge for goodwill impairment recorded in the second fiscal quarter of 2020 related to our exit of the ABA Therapy business;
•
a $9.7 million increase in corporate expenses over the prior year quarter; and
•
a $0.9 million increase in depreciation expense.

Net Income (Loss)

The $78.8 million improvement in net income (loss) for the three-month period ended July 3, 2021, as compared to the three-month period ended June 27, 2020, resulted from the following:

•
the previously discussed $82.3 million increase in operating income;
•
a $0.5 million increase in interest expense, net of interest income;
•
an $8.7 million increase in loss on debt extinguishment related to the repayment of certain long-term debt obligations during the three-month period ended July 3, 2021;
•
a $3.7 million net decrease in valuation charges associated with our interest rate swaps and net settlements incurred with swap counterparties; and
•
a $2.1 million net decrease in income tax expense.

Revenue

Revenue was $436.1 million for three-month period ended July 3, 2021 as compared to $351.6 million for three-month period ended June 27, 2020, an increase of $84.5 million, or 24.0%. This increase resulted from the following segment activity:

•
a $35.5 million, or 11.3%, increase in PDS revenue;
•
a $45.4 million, or 975.4%, increase in HHH revenue; and
•
a $3.6 million, or 11.1%, increase in MS revenue.

Our PDS segment revenue growth of $35.5 million, or 11.3%, for the three-month period ended July 3, 2021 was attributable to volume growth of 10.1% and an increase in revenue rate of 1.2%. The primary drivers of the 10.1% PDS year over year volume increase were strong growth in our unskilled business, specifically EOR, net of volume decreases in some of our other PDS businesses as a result of the remaining impact of the COVID-19 environment, and new volumes contributed by the 2020 PDS Acquisitions completed in the third quarter of 2020.

The net 1.2% increase in PDS revenue rate for the three-month period ended July 3, 2021, compared to the three-month period ended June 27, 2020, resulted primarily from rate increases issued by various state Medicaid programs and Managed Medicaid payors. These rate increases were partially offset by the previously noted volume growth in our unskilled business, which has significantly lower average revenue rates per hour than the hourly rates in the balance of our PDS businesses. Accordingly, this diluted the revenue rate growth otherwise experienced in the balance of our PDS businesses. Revenue rate in the balance of our PDS businesses increased 4.2% over the comparable prior year period primarily as a result of the previously noted rate increases.

Our HHH segment revenue growth of $45.4 million, or 975.4%, for the three-month period ended July 3, 2021 results from the incremental revenue generated by the 2020 HHH Acquisitions as well as the Doctor’s Choice acquisition completed on April 16, 2021.

Our MS segment revenue growth of $3.6 million, or 11.1%, for the three-month period ended July 3, 2021, as compared to the three-month period ended June 27, 2020, was attributable to 5.4% volume growth combined with an increase in revenue rate of 5.7%. Overall, our MS volumes grew organically in the first fiscal quarter of 2021 and as a result of the 2020 PDS Acquisitions, none of which contributed to revenue in the second quarter of 2020. One of the 2020 PDS Acquisitions, D&D Services, Inc. d/b/a Preferred Pediatric Home Health Care (“Preferred”), contained MS businesses in two new markets, Illinois and Oklahoma, which we have now integrated into the overall MS segment platform. The 5.7% revenue rate increase primarily resulted from a shift in product mix.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $289.5 million for the three-month period ended July 3, 2021, as compared to $244.9 million for the three-month period ended June 27, 2020, an increase of $44.6 million, or 18.2%. This increase resulted from the following segment activity:

•
a $19.8 million, or 8.8%, increase in PDS cost of revenue;
•
a $23.1 million, or 855.7%, increase in HHH cost of revenue; and
•
a $1.7 million, or 9.3%, increase in MS cost of revenue.

The 8.8% increase in PDS cost of revenue for the three-month period ended July 3, 2021 resulted from the previously noted 10.1% growth in PDS volumes for the second quarter 2021, net of a 1.3% decrease in PDS cost of revenue rate. The 1.3% decrease in cost of revenue rate primarily resulted from a decrease in COVID-19 related costs, together with the growth of our unskilled business, which has significantly lower cost of revenue rates than the hourly rates in the balance of our PDS businesses.

With the onset of the COVID-19 pandemic in March 2020, we began incurring incremental costs of patient services in the form of incremental compensation paid to caregivers such as hero pay, COVID-19 relief pay, incremental overtime, and other retention-related compensation to maintain our clinical workforce in the COVID-19 environment. We also incurred incremental PPE costs to support our caregivers and care for our patients. We incurred $2.9 million of such costs in the second quarter of 2020, and our incurrence of these costs grew sequentially across subsequent fiscal quarters of fiscal year 2020 and began declining in 2021. During the second quarter of 2021, incremental COVID-19 related costs of patient services had declined on a sequential basis to $0.5 million. We believe we will continue to incur some of these types of incremental costs in the second half of 2021, including relief pay, vaccine pay, and PPE costs as dictated by the continually evolving COVID-19 environment.

The 855.7% increase in HHH cost of revenue for the three-month period ended July 3, 2021 was driven by the increased volumes associated with the 2020 HHH Acquisitions as well as the Doctor’s Choice acquisition.

The 9.3% increase in MS cost of revenue for the three-month period ended July 3, 2021 was driven by the previously noted 5.4% growth in MS volumes in the second quarter 2021, as well as a 3.9% increase in cost of revenue rate. The increase in cost of revenue rate was primarily attributable to a shift in product mix.

Gross Margin and Gross Margin Percentage

Gross margin was $146.6 million, or 33.6% of revenue, for the three-month period ended July 3, 2021, as compared to $106.6 million, or 30.3% of revenue, for the three-month period ended June 27, 2020. Gross margin increased $40.0 million, or 37.5%, year over year. The 3.3% increase in gross margin percentage for the three-month period ended July 3, 2021 resulted from the combined changes in our revenue rates and cost of revenue rates in each of our segments, which we refer to as the change in our spread rate, as follows:

•
a 7.3% increase in PDS spread rate from $10.00 to $10.66, driven by the 1.2% increase in PDS revenue rate, and the 1.3% decrease in PDS cost of revenue rate;
•
an 8.0% increase in MS spread rate from $196.59 to $211.55, driven by the 5.7% increase in MS revenue rate, net of the 3.9% increase in MS cost of revenue rate; and
•
our HHH segment, which increased HHH gross margin percentage by 6.4% through the 2020 HHH Acquisitions and the Doctor’s Choice acquisition.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $77.7 million, or 17.8% of revenue, for the three-month period ended July 3, 2021, as compared to $55.1 million, or 15.7% of revenue, for the three-month period ended June 27, 2020, an increase of $22.6 million, or 41.0%.

The increase in branch and regional administrative expenses of $22.6 million, or 41.0%, exceeded revenue growth of 24.0% for the three-month period ended July 3, 2021, as compared to the three-month period ended June 27, 2020. The increase in branch and regional administrative expenses as a percentage of revenue of 2.1% was primarily driven by higher HHH branch and regional administrative expenses as a percentage of revenue than our historical consolidated averages which are necessary to support our HHH operations; net of higher costs savings as a percentage of revenue than our consolidated average resulting from our exit of the ABA Therapy business in the second fiscal quarter of 2020. While our HHH businesses have higher gross margins than our PDS businesses, they have higher branch and regional administrative expenses than our PDS businesses.

Field Contribution and Field Contribution Margin

Field contribution was $68.9 million, or 15.8% of revenue, for the three-month period ended July 3, 2021 as compared to $51.5 million, or 14.7% of revenue, for the three-month period ended June 27, 2020. Field contribution increased $17.4 million, or 33.7%, for the three-month period ended July 3, 2021, as compared to the three-month period ended June 27, 2020. The 1.1% increase in Field contribution margin for the three-month period ended July 3, 2021 resulted from the following:

•
the 3.3% increase in gross margin percentage in the three-month period ended July 3, 2021, as compared to the three-month period ended June 27, 2020; net of
•
the 2.1% increase in branch and regional administrative expenses as a percentage of revenue in the three-month period ended July 3, 2021, as compared to the three-month period ended June 27, 2020.

Field Contribution and Field Contribution Margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the three-month periods ended July 3, 2021 and June 27, 2020 were as follows:

	For the Three-Month Periods Ended
(dollars in thousands)	July 3, 2021	June 27, 2020
Revenue	$436,112	$351,577
Corporate expenses	$32,401	$22,749
As a percentage of revenue	7.4%	6.5%

Corporate expenses were $32.4 million, or 7.4% of revenue, for the three-month period ended July 3, 2021, as compared to $22.7 million, or 6.5% of revenue, for the three-month period ended June 27, 2020. The $9.7 million, or 42.4%, increase in quarter over quarter corporate expenses resulted primarily from increased compensation and benefits expense necessary to support our growth in operations, increased professional services associated with integration activities from acquisitions, and a $3.4 million non-cash compensation expense charge related to performance-vesting options. As a result of the modification to the performance-vesting options that occurred during the second quarter of 2021, we expect incremental quarterly corporate non-cash compensation expense of approximately $2.6 million beginning in the third quarter of 2021 and over the remaining requisite service period, currently expected to conclude in July 2022.

In connection with the IPO, our Management Agreement with our sponsors was terminated. Corporate expenses previously included sponsor fees of $0.8 million in the first fiscal quarter of 2021 related to this agreement. Beginning in the second quarter of 2021, we realized a reduction in corporate expenses resulting from the termination of the Management Agreement, and such savings were offset by other costs associated with becoming a public company, including incremental directors and officers insurance policy premiums.

In total, our corporate expenses as a percentage of revenue for the second quarter of 2021 increased by 0.9% from the second quarter of 2020 primarily as a result of the increase in non-cash compensation expense noted above which is included in compensation and benefits, and is the most significant component of corporate expenses. Compensation and benefits costs as a percentage of revenue was 4.7% and 4.0% for the three-month periods ended July 3, 2021 and June 27, 2020, respectively.

Depreciation and Amortization

Depreciation and amortization were $5.2 million for the three-month period ended July 3, 2021, compared to $4.2 million for the three-month period ended June 27, 2020, an increase of $0.9 million, or 22.1%. The $0.9 million increase in depreciation and amortization in 2020 resulted from incremental capital expenditures in fiscal year 2020 that were in service for a full quarter in the second quarter 2021, and incremental depreciation and amortization associated with assets acquired in connection with the 2020 PDS Acquisitions, 2020 HHH Acquisitions, and Doctor’s Choice.

Acquisition-related Costs

Acquisition-related costs were $1.0 million for the three-month period ended July 3, 2021, compared to $0.2 million for the three-month period ended June 27, 2020. Acquisition related costs included in the three-month period ended July 3, 2021 were $0.5 million related to the Doctor’s Choice acquisition, and higher overall acquisition related activity. In the second quarter of 2020, the Company began to incur costs associated with the 2020 PDS Acquisitions.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $19.2 million for the three-month period ended July 3, 2021, compared to $18.7 million for the three-month period ended June 27, 2020, an increase of $0.5 million, or 2.8%. The primary drivers of the net increase were the following:

•
incremental costs associated with the $185.0 million First Lien Fourth Amendment Term Loan issued in September 2020;
•
incremental costs associated with the $67.0 million incremental second lien term loan issued in April, 2021 to complete the Doctor’s Choice Acquisition; net of
•
a decrease in interest associated with our $407.0 million aggregate repayment of first and second lien term loans in May 2021 with proceeds from our IPO; and
•
a decrease in interest resulting from the onset of the COVID-19 pandemic in March 2020, which led LIBOR rates applicable to our outstanding indebtedness to decrease and remain at levels below 1% such that the 1% LIBOR floors in our credit agreements became operative.

Loss on Debt Extinguishment

Loss on debt extinguishment was $8.9 million for the three-month period ended July 3, 2021, compared to $0.2 million for the three-month period ended June 27, 2020. During the three-month period ended July 3, 2021, the Company wrote off $8.9 million of debt issuance costs in connection with the repayment of an aggregate principal amount of $307.0 million under the Second Lien Credit Agreement, as well as $100.0 million in principal under the first lien credit agreement.

Other Expense

Other expense was $0.7 million for the three-month period ended July 3, 2021, compared to other expense of $4.5 million for the three-month period ended June 27, 2020, a decrease of $3.7 million. Other expense during the comparable three-month periods included gains and losses to measure our interest rate derivatives at fair value, as well as the net settlements we incur with counterparties under our interest rate swap agreements. Other expense included the following:

	For the Three-Month Periods Ended
(dollars in thousands)	July 3, 2021	June 27, 2020
Valuation gain (loss) to state interest rate swaps at fair value	$2,033	$(1,635)
Net settlements incurred with swap counterparties	(2,770)	(2,835)
Other	1	10
Total other expense	$(736)	$(4,460)

Income Taxes

We incurred income tax expense of $0.2 million for the three-month period ended July 3, 2021, as compared to income tax expense of $2.3 million for the three-month period ended June 27, 2020. This decrease in tax expense was primarily driven by changes in state tax expense and federal and state valuation allowances.

Six-Month Period Ended July 3, 2021 Compared to the Six-Month Period Ended June 27, 2020

The following table summarizes our consolidated results of operations for the six-month periods indicated:

	For the Six-Month Periods Ended
(dollars in thousands)	July 3, 2021	% of Revenue	June 27, 2020	% of Revenue	Change	% Change
Revenue	$853,272	100.0%	$706,800	100.0%	$146,472	20.7%
Cost of revenue, excluding depreciation and amortization	575,000	67.4%	492,630	69.7%	82,370	16.7%
Gross margin	$278,272	32.6%	$214,170	30.3%	$64,102	29.9%
Branch and regional administrative expenses	147,092	17.2%	114,814	16.2%	32,278	28.1%
Field contribution	$131,180	15.4%	$99,356	14.1%	$31,824	32.0%
Corporate expenses	59,800	7.0%	48,546	6.9%	11,254	23.2%
Goodwill impairment	-	0.0%	75,727	10.7%	(75,727)	-100.0%
Depreciation and amortization	10,018	1.2%	8,417	1.2%	1,601	19.0%
Acquisition-related costs	2,772	0.3%	169	0.0%	2,603	1540.2%
Other operating expenses	-	0.0%	587	0.1%	(587)	-100.0%
Operating income (loss)	$58,590	6.9%	$(34,090)	-4.8%	$92,680	-271.9%
Interest expense, net of interest income	(41,549)		(39,698)		(1,851)	4.7%
Loss on debt extinguishment	(8,918)		(73)		(8,845)	12116.4%
Other (expense) income	(577)		37,331		(37,908)	-101.5%
Income tax expense	(488)		(3,386)		2,898	-85.6%
Net income (loss)	$7,058		$(39,916)		$46,974	-117.7%

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the six-month periods indicated:

	For the Six-Month Periods Ended
(dollars in thousands)	July 3, 2021	June 27, 2020	Change	% Change
Revenue	$853,272	$706,800	$146,472	20.7%
Cost of revenue, excluding depreciation and amortization	575,000	492,630	82,370	16.7%
Gross margin	$278,272	$214,170	$64,102	29.9%
Gross margin percentage	32.6%	30.3%
Branch and regional administrative expenses	147,092	114,814	32,278	28.1%
Field contribution	$131,180	$99,356	$31,824	32.0%
Field contribution margin	15.4%	14.1%
Corporate expenses	$59,800	$48,546	$11,254	23.2%
As a percentage of revenue	7.0%	6.9%
Operating income (loss)	$58,590	$(34,090)	$92,680	-271.9%
As a percentage of revenue	6.9%	-4.8%

The following tables summarize our key performance measures by segment for the six-month periods indicated:

	PDS
	For the Six-Month Periods Ended
(dollars and hours in thousands)	July 3, 2021	June 27, 2020	Change	% Change
Revenue	$700,507	$634,709	$65,798	10.4%
Cost of revenue, excluding depreciation and amortization	492,895	452,038	40,857	9.0%
Gross margin	$207,612	$182,671	$24,941	13.7%
Gross margin percentage	29.6%	28.8%		0.8%	(4)
Hours	19,830	17,929	1,901	10.6%
Revenue rate	$35.33	$35.37	$(0.04)	-0.2%	(1)
Cost of revenue rate	$24.86	$25.19	$(0.33)	-1.6%	(2)
Spread rate	$10.47	$10.18	$0.29	3.1%	(3)

	HHH
	For the Six-Month Periods Ended
(dollars and admissions/episodes in thousands)	July 3, 2021	June 27, 2020	Change	% Change
Revenue	$81,589	$9,133	$72,456	793.3%
Cost of revenue, excluding depreciation and amortization	43,094	5,499	37,595	683.7%
Gross margin	$38,495	$3,634	$34,861	959.3%
Gross margin percentage	47.2%	39.8%		7.4%	(4)
Home health total admissions (5)**	17.5	**	**	**
Home health episodic admissions (6)**	10.9	**	**	**
Home health total episodes (7)**	16.0	**	**	**
Home health revenue per completed episode (8)**	$2,928	**	**	**

	MS
	For the Six-Month Periods Ended
(dollars and UPS in thousands)	July 3, 2021	June 27, 2020	Change	% Change
Revenue	$71,176	$62,958	$8,218	13.1%
Cost of revenue, excluding depreciation and amortization	39,011	35,093	3,918	11.2%
Gross margin	$32,165	$27,865	$4,300	15.4%
Gross margin percentage	45.2%	44.3%		0.9%	(4)
Unique patients served (“UPS”)	151	140	11	7.9%
Revenue rate	$471.36	$449.70	$21.66	5.2%	(1)
Cost of revenue rate	$258.35	$250.66	$7.69	3.3%	(2)
Spread rate	$213.01	$199.04	$13.97	7.5%	(3)

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

** We entered the home health business in the fourth fiscal quarter of 2020. The metrics presented for the three-month period ended July 3, 2021 pertain to the home health component of the HHH segment. These metrics do not pertain to the hospice portion of this segment or certain other Medicare services provided in this segment, neither of which are material in the aggregate for the period presented.

The following discussion of our results of operations should be read in conjunction with the foregoing tables summarizing our consolidated results of operations and key performance measures.

Summary Operating Results

Operating Income (Loss)

Overall, our operating income was $58.6 million, or 6.9% of revenue, for the six-month period ended July 3, 2021, as compared to operating loss of $34.1 million, or 4.8% of revenue, for the six-month period ended June 27, 2020, an increase of $92.7 million.

Operating income for the first six months of 2021 was positively impacted by an increase of $31.8 million, or 32.0%, in Field contribution as compared to the first six months of 2020. The $31.8 million increase in Field contribution was delivered by a $146.5 million, or 20.7%, increase in consolidated revenue, combined with a 1.3% improvement in our Field contribution margin to 15.4% for the first six months of 2021 from 14.1% for the first six months of 2020.

The $92.7 million net increase in operating income is primarily attributable to the $31.8 million increase in Field contribution, in addition to the following activity:

•
the absence in the current year of the $75.7 million non-cash charge for goodwill impairment recorded in the second fiscal quarter of 2020 related to our exit of the ABA Therapy business;
•
an $11.3 million increase in corporate expenses over the prior year to date period;
•
a $2.6 million increase in acquisition-related costs associated, primarily related to the Doctor’s Choice acquisition; and
•
a $1.6 million increase in depreciation expense.

Net Income (Loss)

The $47.0 million increase in net income for the six-month period ended July 3, 2021, as compared to the six-month period ended June 27, 2020, was primarily driven by the following:

•
the previously discussed $92.7 million increase in operating income;
•
a $1.9 million increase in interest expense, net of interest income;
•
the absence of $50.0 million in other income associated with a legal settlement related to an acquisition which was received in the first quarter of 2020; net of an
•
$12.1 million net decrease in valuation charges associated with our interest rate swaps and net settlements incurred with swap counterparties;
•
an $8.8 million increase in loss on debt extinguishment related to the repayment of certain long-term debt obligations during the three-month period ended July 3, 2021; and
•
a $2.9 million net decrease in income tax expense.

Revenue

Revenue was $853.3 million for six-month period ended July 3, 2021 as compared to $706.8 million for six-month period ended June 27, 2020, an increase of $146.5 million, or 20.7%. This increase resulted from the following segment activity:

•
a $65.8 million, or 10.4%, increase in PDS revenue;
•
a $72.5 million, or 793.3%, increase in HHH revenue; and
•
a $8.2 million, or 13.1%, increase in MS revenue.

Our PDS segment revenue growth of $65.8 million, or 10.4%, for the six-month period ended July 3, 2021 was attributable to volume growth of 10.6%, net of a decrease in revenue rate of 0.2%. The primary drivers of the 10.6% PDS year over year volume increase were strong growth in our unskilled business, specifically EOR, net of volume decreases in some of our other PDS businesses as a result of the remaining impact of the COVID-19 environment and new volumes contributed by the 2020 PDS Acquisitions completed in the third quarter of 2020.

The 0.2% decrease in PDS revenue rate for the six-month period ended July 3, 2021, compared to the six-month period ended June 27, 2020, resulted primarily from the previously noted volume growth in our unskilled business, which has significantly lower average revenue rates per hour than the hourly rates in the balance of our PDS businesses. Accordingly, this diluted the revenue rate growth otherwise experienced in the balance of our PDS businesses. Revenue rate in the balance of our PDS businesses increased 3.6% over the comparable prior year period primarily as a result of rate increases issued by various state Medicaid programs and Managed Medicaid payors.

Our HHH segment revenue growth of $72.5 million, or 793.3%, for the six-month period ended July 3, 2021 results from the incremental revenue generated by the 2020 HHH Acquisitions and Doctor’s Choice.

Our MS segment revenue growth of $8.2 million, or 13.1%, for the six-month period ended July 3, 2021, as compared to the six-month period ended June 27, 2020, was attributable to 7.9% volume growth combined with an increase in revenue rate of 5.2%. Overall, our MS volumes grew organically in the first six months of 2021 and as a result of the 2020 PDS Acquisitions, none of which contributed to revenue in the first six months of 2020. One of the 2020 PDS Acquisitions, D&D Services, Inc. d/b/a Preferred Pediatric Home Health Care (“Preferred”), contained MS businesses in two new markets, Illinois and Oklahoma, which we have now integrated into the overall MS segment platform. The 5.2% revenue rate increase primarily resulted from a shift in product mix.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $575.0 million for the six-month period ended July 3, 2021, as compared to $492.6 million for the six-month period ended June 27, 2020, an increase of $82.4 million, or 16.7%. This increase resulted from the following segment activity:

•
a $40.9 million, or 9.0%, increase in PDS cost of revenue;
•
a $37.6 million, or 683.7%, increase in HHH cost of revenue; and
•
a $3.9 million, or 11.2%, increase in MS cost of revenue.

The 9.0% increase in PDS cost of revenue for the six-month period ended July 3, 2021 resulted from the previously noted 10.6% growth in PDS volumes for the first six months of 2021, net of a 1.6% decrease in PDS cost of revenue rate. The 1.6% decrease in cost of revenue rate primarily resulted from the growth of our unskilled business, which has significantly lower cost of revenue rates than the hourly rates in the balance of our PDS businesses, together with a decrease in COVID-19 related costs.

With the onset of the COVID-19 pandemic in March 2020, we began incurring incremental costs of patient services in the form of incremental compensation paid to caregivers such as hero pay, COVID-19 relief pay, incremental overtime, and other retention-related compensation to maintain our clinical workforce in the COVID-19 environment. We also incurred incremental PPE costs to support our caregivers and care for our patients. We incurred $3.3 million of such costs in the first six months of 2020 and our incurrence of these costs grew sequentially across subsequent fiscal quarters in fiscal year 2020 and began declining in 2021. During the first six months of 2021, our incremental COVID-19 related costs of patient services has declined relative to the first six months of 2020. Total COVID-19 related costs included in cost of revenue were $2.0 million for the six-month period ended July 3, 2021. We believe we will continue to incur some of these types of incremental costs in the second half of 2021, including relief pay, vaccine pay, and PPE costs as dictated by the continually evolving COVID-19 environment.

The 683.7% increase in HHH cost of revenue for the six-month period ended July 3, 2021 was driven by the increased volumes associated with the 2020 HHH Acquisitions and Doctor’s Choice.

The 11.2% increase in MS cost of revenue for the six-month period ended July 3, 2021 was driven by the previously noted 7.9% growth in MS volumes during 2021, as well as a 3.3% increase in cost of revenue rate. The increase in cost of revenue rate was primarily attributable to a shift in product mix.

Gross Margin and Gross Margin Percentage

Gross margin was $278.3 million, or 32.6% of revenue, for the six-month period ended July 3, 2021, as compared to $214.2 million, or 30.3% of revenue, for the six-month period ended June 27, 2020. Gross margin increased $64.1 million, or 29.9%, year over year. The 2.3% increase in gross margin percentage for the six-month period ended July 3, 2021 resulted from the combined changes in our revenue rates and cost of revenue rates in each of our segments, which we refer to as the change in our spread rate, as follows:

•
a 3.1% increase in PDS spread rate from $10.18 to $10.47, driven by the 0.2% decrease in PDS revenue rate, net of the 1.6% decrease in PDS cost of revenue rate;
•
a 7.5% increase in MS spread rate from $199.04 to $213.01, driven by the 5.2% increase in MS revenue rate, net of the 3.3% increase in MS cost of revenue rate; and
•
our HHH segment, which increased HHH gross margin percentage by 7.4% through the 2020 HHH Acquisitions and the Doctor’s Choice acquisition.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $147.1 million, or 17.2% of revenue, for the six-month period ended July 3, 2021, as compared to $114.8 million, or 16.2% of revenue, for the six-month period ended June 27, 2020, an increase of $32.3 million, or 28.1%.

The increase in branch and regional administrative expenses of $32.3 million, or 28.1%, exceeded revenue growth of 20.7% for the six-month period ended July 3, 2021, as compared to the six-month period ended June 27, 2020. The increase in branch and regional administrative expenses as a percentage of revenue of 1.0% was primarily driven by higher HHH branch and regional administrative expenses as a percentage of revenue than our historical consolidated averages which are necessary to support our HHH operations; net of higher costs savings as a percentage of revenue than our consolidated average resulting from our exit of the ABA Therapy business in the second fiscal quarter of 2020. While our HHH businesses have higher gross margins than our PDS businesses, they have higher branch and regional administrative expenses than our PDS businesses.

Field Contribution and Field Contribution Margin

Field contribution was $131.2 million, or 15.4% of revenue, for the six-month period ended July 3, 2021 as compared to $99.4 million, or 14.1% of revenue, for the six-month period ended June 27, 2020. Field contribution increased $31.8 million, or 32.0%, for the six-month period ended July 3, 2021, as compared to the six-month period ended June 27, 2020. The 1.3% increase in Field contribution margin for the six-month period ended July 3, 2021 resulted from the following:

•
the 2.3% increase in gross margin percentage in the six-month period ended July 3, 2021, as compared to the six-month period ended June 27, 2020; net of
•
the 1.0% increase in branch and regional administrative expenses as a percentage of revenue in the six-month period ended July 3, 2021, as compared to the six-month period ended June 27, 2020.

Field Contribution and Field Contribution Margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the six-month periods ended July 3, 2021 and June 27, 2020 were as follows:

	For the Six-Month Periods Ended
(dollars in thousands)	July 3, 2021	June 27, 2020
Revenue	$853,272	$706,800
Corporate expenses	$59,800	$48,546
As a percentage of revenue	7.0%	6.9%

Corporate expenses were $59.8 million, or 7.0% of revenue, for the six-month period ended July 3, 2021, as compared to $48.5 million, or 6.9% of revenue, for the six-month period ended June 27, 2020. The $11.3 million, or 23.2%, increase in period over period corporate expenses resulted primarily from increased compensation and benefits expense necessary to support our growth in operations, increased professional services associated with integration activities from acquisitions, and a $3.4 million non-cash compensation expense charge related to performance vesting options. As a result of the modification to the performance-vesting options that occurred during the second quarter of 2021, we expect incremental quarterly corporate non-cash compensation expense of approximately $2.6 million beginning in the third quarter of 2021 and over the remaining requisite service period, currently expected to conclude in July 2022.

Depreciation and Amortization

Depreciation and amortization were $10.0 million for the six-month period ended July 3, 2021, compared to $8.4 million for the six-month period ended June 27, 2020, an increase of $1.6 million, or 19.0%. The $1.6 million increase in depreciation and amortization in 2020 resulted from incremental capital expenditures in fiscal year 2020 that were in service for a full six months during 2021, and incremental depreciation and amortization associated with assets acquired in connection with the 2020 PDS Acquisitions, 2020 HHH Acquisitions and Doctor’s Choice.

Acquisition-related Costs

Acquisition-related costs were $2.8 million for the six-month period ended July 3, 2021, compared to $0.2 million for the six-month period ended June 27, 2020. The primary driver of the increase was related to costs associated with the Doctor’s Choice acquisition, completed on April 16, 2021. In the second quarter of 2020, the Company began to incur costs associated with the 2020 PDS Acquisitions.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $41.5 million for the six-month period ended July 3, 2021, compared to $39.7 million for the six-month period ended June 27, 2020, an increase of $1.9 million, or 4.7%. The primary drivers of the net increase were the following:

•
incremental costs associated with the $185.0 million First Lien Fourth Amendment Term Loan issued in September 2020;

•
incremental costs associated with the $67.0 million incremental second lien term loan issued in April, 2021 to complete the Doctor’s Choice Acquisition; net of
•
a decrease in interest associated with our $407.0 million aggregate repayment of first and second lien term loans in May 2021 with proceeds from our IPO; and
•
a decrease in interest resulting from the onset of the COVID-19 pandemic in March 2020, which led LIBOR rates applicable to our outstanding indebtedness to decrease and remain at levels below 1% such that the 1% LIBOR floors in our credit agreements became operative.

Loss on Debt Extinguishment

Loss on debt extinguishment was $8.9 million for the six-month period ended July 3, 2021, compared to a loss of $0.1 million for the six-month period ended June 27, 2020. During the six-month period ended July 3, 2021, the Company wrote off debt issuance costs in connection with the repayment of an aggregate principal amount of $307.0 million under the Second Lien Credit Agreement, as well as $100.0 million in principal under the first lien credit agreement.

Other (Expense) Income

Other expense was $0.6 million for the six-month period ended July 3, 2021, compared to other income of $37.3 million for the six-month period ended June 27, 2020, a decrease of $37.9 million. The primary driver of the change was our receipt of a legal settlement in connection with an acquisition-related matter in the first quarter of 2020. Other (expense) income included gains and losses to measure our interest rate derivatives at fair value, as well as the net settlements we incur with counterparties under our interest rate swap agreements. Our valuation adjustments under our interest rate swaps resulted in a gain of $4.9 million during the first six months of 2021, as compared to an $8.1 million loss in the first six months of 2020. The increase in net settlement costs of $0.8 million resulted from the decrease in LIBOR that occurred with the onset of COVID-19, which increased our payments to swap counterparties. Other (expense) income included the following:

	For the Six-Month Periods Ended
(dollars in thousands)	July 3, 2021	June 27, 2020
Valuation change to state interest rate swaps at fair value	$4,853	$(8,057)
Net settlements incurred with swap counterparties	(5,539)	(4,705)
Proceeds from legal settlement associated with acquisition-related matters	-	50,000
Other	109	93
Total other (expense) income	$(577)	$37,331

Income Taxes

We incurred income tax expense of $0.5 million for the six-month period ended July 3, 2021, as compared to income tax expense of $3.4 million for the six-month period ended June 27, 2020. This decrease in tax expense was primarily driven by changes in state tax expense and federal and state valuation allowances.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods indicated:

	For the Three-Month Periods Ended		For the Six-Month Periods Ended
(dollars in thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income (loss)	$1,260	$(77,553)	$7,058	$(39,916)
Interest expense, net	19,201	18,681	41,549	39,698
Income tax expense	179	2,255	488	3,386
Depreciation and amortization	5,170	4,234	10,018	8,417
EBITDA	25,810	(52,383)	59,113	11,585
Goodwill, intangible and other long-lived asset impairment	98	76,423	94	76,471
Non-cash stock-based compensation	5,168	1,422	5,880	1,740
Sponsor fees (1)	-	807	808	1,615
Loss on extinguishment of debt	8,918	200	8,918	73
Interest rate derivatives (2)	737	4,470	686	12,762
Acquisition-related costs and other costs (3)	1,004	169	2,772	2,689
Integration costs (4)	4,649	802	8,118	1,845
Legal costs and settlements associated with acquisition matters (5)	475	1,065	1,050	(48,023)
COVID-related costs, net of reimbursement (6)	560	3,362	2,320	3,823
ABA exited operations (7)	-	1,477	-	2,337
Other system transition costs, professional fees and other (8)	1,424	(428)	2,820	291
Total adjustments (9)	$23,033	$89,769	$33,466	$55,623
Adjusted EBITDA	$48,843	$37,386	$92,579	$67,208

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
(3)
Represents (i) transaction costs incurred in connection with planned, completed, or terminated acquisitions, which include investment banking fees, legal diligence and related documentation costs, and finance and accounting diligence and documentation, as presented on the Company’s consolidated statements of operations, of $1.0 million and $2.8 million for the three and six-month periods ended July 3, 2021, respectively; and $0.2 million and $0.2 million for the three and six-month periods ended June 27, 2020, respectively, and (ii) corporate salary and severance costs in connection with our January 2020 corporate restructuring in response to a terminated transaction of $0.0 million and $2.5 million for the three and six-month periods ended June 27, 2020, respectively; there were no such costs for the first quarter 2021.
(4)
Represents (i) costs associated with our Integration Management Office, which focuses solely on our integration efforts, of $1.0 million and $1.9 million of the three and six-month periods ended July 3, 2021, respectively, and $0.6 million and $1.3 million for the three and six-month periods ended June 27, 2020, respectively; and (ii) transitionary costs incurred to integrate acquired companies into our field and corporate operations of $3.7 million and $6.2 million for the three and six-month periods

(5)
ended July 3, 2021, respectively, and $0.2 million and $0.6 million for the three and six-month periods ended June 27, 2020, respectively. Transitionary costs incurred to integrate acquired companies include IT consulting costs and related integration support costs; salary, severance and retention costs associated with duplicative acquired company personnel until such personnel are exited from the Company; accounting, legal and consulting costs; expenses and impairments related to the closure and consolidation of overlapping markets of acquired companies, including lease termination and relocation costs; costs associated with terminating legacy acquired company contracts and systems; and one-time costs associated with rebranding our acquired companies and locations to the Aveanna brand.
(5)
Represents legal and forensic costs, as well as settlements associated with resolving legal matters arising during or as a result of our acquisition-related activities. This includes costs associated with pursuing and resolving certain claims in connection with acquisition-related legal matters, as well as a $50.0 million settlement received pertaining to one such matter in the first quarter 2020. It also includes costs of $0.5 million and $1.0 million for the three and six-month periods ended July 3, 2021, respectively, and $1.0 million and $1.6 million for the three and six-month periods ended June 27, 2020, respectively, to comply with the U.S. Department of Justice, Antitrust Division’s grand jury subpoena related to nurse wages and hiring activities in certain of our markets, in connection with a terminated transaction.
(6)
Represents costs incurred as a result of the COVID-19 environment, primarily including, but not limited to, (i) relief, vaccine, and hero pay provided to our caregivers and other incremental compensation costs; (ii) incremental PPE costs; (iii) salary, severance and lease termination costs associated with workforce reductions necessitated by COVID-19; and (iv) costs of remote workforce enablement, all of which totaled $0.6 million and $2.3 million for the three and six-month periods ended July 3, 2021, respectively, and $5.1 million and $5.5 million for the three and six-month periods ended June 27, 2020, respectively; net of temporary reimbursement rate increases provided by certain state Medicaid and Medicaid Managed Care programs which approximated $1.7 million and $1.7 million for the three and six-month periods ended June 27, 2020, respectively.
(7)
Represents the results of operations for the periods indicated related to the ABA Therapy services business that we exited as a result of the COVID-19 environment, as well as one-time costs incurred in connection with exiting the ABA Therapy services business.
(8)
Represents (i) costs associated with the implementation of, and transition to, new electronic medical record systems, billing and collection systems, business intelligence systems, customer resource management systems, duplicative system costs while such transformational projects are in-process, and other system transition costs of $0.3 million and $0.3 million for the three and six-month periods ended July 3, 2021, respectively, and $0.0 and $0.4 million for the three and six-month periods ended June 27, 2020, respectively; and (ii) professional fees associated with preparation for Sarbanes-Oxley compliance, advisory fees associated with preparation for and execution of our initial public equity offering, and advisory costs associated with the adoption of new accounting standards, of $1.6 million and $3.6 million for the three and six-month periods ended July 3, 2021, respectively, and $0.0 million and $0.0 million for the three and six-month periods ended June 27, 2020, respectively; and (iii) certain other costs or (income) that are either non-cash or non-core to the Company’s ongoing operations of $(0.5) million and $(1.1) million for the three and six-month periods ended July 3, 2021, respectively, and $(0.5) million and $(0.1) million for the three and six-month periods ended June 27, 2020.
(9)
The table below reflects the increase or decrease, and aggregate impact, to the line items included on our consolidated statements of operations based upon the adjustments used in arriving at Adjusted EBITDA from EBITDA for the periods indicated:

	Impact to Adjusted EBITDA
	For the Three-Month Periods Ended		For the Six-Month Periods Ended
(dollars in thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenue	$(135)	$(3,489)	$(150)	$(8,149)
Cost of revenue, excluding depreciation and amortization	134	4,438	1,028	7,879
Branch and regional administrative expenses	1,759	3,150	1,959	6,370
Corporate expenses	10,617	4,526	18,363	10,297
Goodwill impairment	-	75,727	-	75,727
Acquisition-related costs	1,004	169	2,772	169
Other operating expenses	-	587	-	587
Loss on debt extinguishment	8,918	200	8,918	73
Other expense (income)	736	4,461	576	(37,330)
Total adjustments	$23,033	$89,769	$33,466	$55,623

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

The following table reconciles operating income to Field contribution and Field contribution margin for the periods indicated:

	For the Three-Month Periods Ended		For the Six-Month Periods Ended
(dollars in thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Operating income (loss)	$30,294	$(51,957)	$58,590	$(34,090)
Other operating expenses	-	587	-	587
Acquisition-related costs	1,004	169	2,772	169
Depreciation and amortization	5,170	4,234	10,018	8,417
Goodwill impairment	-	75,727	-	75,727
Corporate expenses	32,401	22,749	59,800	48,546
Field contribution	$68,869	$51,509	$131,180	$99,356
Revenue	$436,112	$351,577	$853,272	$706,800
Field contribution margin	15.8%	14.7%	15.4%	14.1%

Liquidity and Capital Resources

Overview

Our principal sources of cash have historically been from operating activities. Our principal source of liquidity in excess of cash from operating activities has historically been from proceeds from our debt facilities and issuances of common stock. Most recently, we raised aggregate proceeds of $477.7 million in our initial public offering, after deducting underwriting discounts and commissions and inclusive of our underwriters’ partial exercise of their overallotment option. Our principal uses of cash and liquidity have historically been for acquisitions, debt service requirements and financing of working capital.

As permitted by the CARES Act, we deferred payment of $46.8 million of payroll taxes in fiscal year 2020, which increased our net cash provided by operating activities and available cash on hand. Certain companies we acquired in 2020 and 2021 had also deferred payroll taxes of $4.6 million in aggregate in fiscal year 2020. We did not defer any payroll taxes after December 31, 2020. As of July 3, 2021, our aggregate deferred payroll taxes were $51.4 million. These deferred payroll taxes will require payments to the Internal Revenue Service of 50% on December 31, 2021 and 50% on December 31, 2022.

Certain of our acquired home health and hospice companies received advance payments from CMS in April 2020, pursuant to the CARES Act. Receipt of the advances did not increase our net cash provided by operating activities in 2020. We began repaying the gross amount of the advances during the three-month period ended July 3, 2021, and had repaid an aggregate amount of $4.4 million of such advances as of July 3, 2021. As of July 3, 2021 remaining advances to be repaid totaled $11.4 million and we expect to repay the majority of the advances in fiscal year 2021.

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

We evaluate our liquidity based upon our current cash balances, the availability we have under our credit facilities in addition to the net cash (used in) or provided by operating, investing and financing activities. Specifically, we review the activity under the revolving credit facility and consider period end balances outstanding under the revolving credit facility. Based upon the outstanding borrowings and letters of credit under the revolving credit facility, we calculate the availability for borrowings under the revolving credit facility. Such amount, in addition to cash on our balance sheet, is what we consider to be our “Total Liquidity.”

The following table provides a calculation of our Total Liquidity for the six-month periods ended July 3, 2021 and June 27, 2020, respectively:

	For the Six-Month Periods Ended
(dollars in thousands)	July 3, 2021	June 27, 2020
Revolving credit facility rollforward
Beginning revolving credit facility balance	$-	$31,500
Draws	-	14,000
Repayments	-	(45,500)
Ending revolving credit facility balance	$-	$-
Calculation of revolving credit facility availability
Revolving credit facility limit	$200,000	$75,000
Less: outstanding revolving credit facility balance	-	-
Less: outstanding letters of credit	(19,817)	(19,718)
End of period revolving credit facility availability	180,183	55,282
End of period cash balance	106,549	85,918
Total Liquidity, end of period	$286,732	$141,200

Cash Flow Activity

The following table sets forth a summary of our cash flows from operating, investing, and financing activities for the three-month periods presented:

	For the Six-Month Periods Ended
(dollars in thousands)	July 3, 2021	June 27, 2020
Net cash (used in) provided by operating activities	$(13,621)	$76,585
Net cash used in investing activities	$(108,583)	$(10,480)
Net cash provided by financing activities	$91,408	$16,486

Operating Activities

Net cash used in operating activities increased by $90.2 million, from $76.6 million net cash provided for the six-month period ended June 27, 2020, to $13.6 million net cash used for the six-month period ended July 3, 2021. The increase was primarily due to the following items:

•
an increase in operating income of $92.7 million from the first six months of 2020 to the first six months of 2021;
•
the absence in the current year of the $75.7 million non-cash charge for goodwill impairment recorded in the second fiscal quarter of 2020 related to our exit of the ABA Therapy business;
•
the absence of the $50.0 million receipt of proceeds from a legal settlement in the first quarter of 2020;
•
a $28.3 million net increase in cash used for patient accounts receivable across year to date periods resulting from: (i) a $17.2 million increase in accounts receivable in the current year to date period associated with certain timing related revenue cycle items, and growth in our HHH receivables as a result of acquisition related activity, which typically have a longer collection cycle than our PDS and MS businesses; (ii) a $11.1 million decrease in accounts receivable in the prior year to date period primarily resulting from the receipt of a $6.2 million delayed payment from a state Medicaid agency attributable to 2018 dates of service, and other timing related items;
•
the absence of the $16.2 million deferral of social security payroll taxes during the period April 2020 to June 2020 as permitted by the CARES Act;
•
usage of $4.4 million to repay a portion of the advances received from CMS by certain of our acquired home health and hospice companies in 2020 and 2021 as permitted by the CARES Act. These advances reduced total consideration transferred to the sellers in the respective acquisitions. Were these advances repaid to CMS upon closing of the respective acquisitions, the related cash payments would have been treated as cash used for investing activities in our accompanying statements of cash flows; and
•
usage of approximately $8.3 million for other working capital items related to the timing of payments.

Days Sales Outstanding (“DSO”)

DSO provides us with a gauge to measure receivables, revenue, and collection activities. DSO is derived by dividing our average patient accounts receivable for the fiscal period by our average daily revenue, excluding other revenue, for the fiscal period. The following table shows our DSO for the current quarter and trailing four quarters:

	June 27, 2020	September 26, 2020	January 2, 2021	April 3, 2021	July 3, 2021
Days Sales Outstanding	39.8	37.9	38.3	40.2	41.6

Investing Activities

Net cash used in investing activities was $108.6 million for the six-month period ended July 3, 2021, as compared to $10.5 million for the six-month period ended June 27, 2020. The $98.1 million increase in cash used in the six-month period ended July 3, 2021 was primarily related to the Doctor’s Choice acquisition in the second quarter of 2021, net of lower purchases of property and equipment as a result of timing of current year expenditures as well as comparatively larger capital expenditures during the first six months of 2020 associated with a data center project.

Financing Activities

Net cash provided by financing activities increased by $74.9 million, from $16.5 million for the six-month period ended June 27, 2020 to $91.4 million net cash provided for the six-month period ended July 3, 2021. The $91.4 million net cash provided in the first six months of 2021 was primarily related to the following items:

•
$477.7 million in net proceeds from the IPO;
•
$65.3 million in proceeds from the incremental second lien term loan issued to finance the Doctor’s Choice acquisition;
•
$414.6 million in aggregate principal payments on our term loans and notes payable, including $407.0 million of principal payments made with proceeds from the IPO;
•
the return of $29.4 million of Provider Relief Funds and state sponsored relief funds; and
•
payment of $5.4 million in deferred issuance costs associated with the IPO.

The $16.5 million net cash provided in the first six months of 2020 was primarily related to the following items:

•
the receipt of $50.0 million of proceeds from the issuance of shares of common stock to affiliates of our sponsors, Bain Capital L.P. and J.H. Whitney Capital Partners; net of
•
$31.5 million in net payments under the revolving credit facility during the first quarter of 2020.

Purchases of Property and Equipment (capital expenditures)

We manage our capital expenditures based upon a percentage of revenue. Our capital expenditures expressed as a percentage of revenue were as follows for the six-month periods presented:

•
$6.1 million, or 0.7% of revenue for the six-month period ended July 3, 2021; and
•
$10.5 million, or 1.5% of revenue for the six-month period ended June 27, 2020.

Our capital expenditures for the first six months were less than is typical due to the timing of current year expenditures. Our capital expenditures during the first six months of 2020 included $5.2 million related to our implementation and build-out of our data center, which increased our capital expenditures as compared to the current period.

Indebtedness

We typically incur term loan indebtedness to finance our acquisitions, and we borrow under our revolving credit facility from time to time for working capital purposes, as well as to finance acquisitions, as needed. The following table presents our long-term obligations as of July 3, 2021 and June 27, 2020, as well as related interest expense for the six-month periods ended July 3, 2021 and June 27, 2020, respectively:

				Interest Expense
(dollars in thousands)	Long-term Obligations			For the Six-Month Periods Ended
Instrument	July 3, 2021	January 2, 2021	Interest Rate (1)	July 3, 2021	June 27, 2020
Initial First Lien Term Loan	$560,137	$563,061	L + 4.25%	$14,776	$16,064
First Lien First Amendment Term Loan	216,028	217,133	L + 5.50%	7,071	7,578
First Lien Fourth Amendment Term Loan	84,075	184,538	L + 6.25%	5,546	-
Second Lien Term Loan	-	240,000	L + 8.00%	7,252	11,332
Incremental Second Lien Term Loan	-	-	L + 8.00%	285	-
Revolving Credit Facility	-	-	L + 4.25%	-	540
Amortization of debt issuance costs	-	-		5,838	3,516
Total	860,240	1,204,732		$40,768	$39,030
Less: unamortized debt issuance costs	(18,618)	(31,332)
Total long-term obligations, net of unamortized debt issuance costs	$841,622	$1,173,400
Weighted Average Interest Rate	5.8%	6.5%
(1)
Our variable rate debt instruments accrue interest at a rate equal to the LIBOR rate (subject to a minimum of 1.0%), plus an applicable margin.

We were in compliance with all financial covenants and restrictions related to existing loan facilities at July 3, 2021 and January 2, 2021.

On March 11, 2021, we amended our revolving credit facility to increase the maximum availability to $200.0 million, subject to the occurrence of an initial public offering prior to December 31, 2021, which was completed on May 3, 2021. The amendment also extended the maturity date to April 29, 2026 upon completion of the IPO and subject to the completion of the refinancing of our terms loans, which occurred with the Extension Amendment.

On May 3, 2021, we completed our initial public offering, and with a portion of the proceeds received, paid an aggregate principal amount of $307.0 million to repay in full all outstanding obligations under the Second Lien Credit Agreement, including the incremental amount borrowed in connection with financing the acquisition of Doctor’s Choice, thereby terminating the Second Lien Credit Agreement. In addition, on May 4, 2021, we repaid $100.0 million in principal amount of our outstanding indebtedness under our first lien credit agreement.

On May 4, 2021, following completion of the initial public offering and satisfaction of the other applicable conditions precedent, the maximum availability of our revolving credit facility increased from $75.0 million to $200.0 million. In connection with this increase in capacity, we incurred debt issuance costs of $1.6 million, which we capitalized and included in other long-term assets.

On July 15, 2021, we amended our first lien credit facility to, among other things, simplify our first lien term loan structure, reduce the overall interest rates thereunder, extend the maturity date of our resulting 2021 Extended Term Loan to July, 2028, and also provide for a $200.0 million delayed draw term loan facility. Please see Footnote 15, Subsequent Events, to the unaudited consolidated financial statements, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion related to the Extension Amendment.

On July 15, 2021, we also amended our interest rate swap agreements to extend the expiration dates to June 30, 2026 and reduce the fixed rate paid under the swaps. As amended, our swap rate decreased to 2.08% from 3.107%, with a reduction in the LIBOR floor under the swaps from 1.00% to 0.50%. The notional amount under the interest rate swaps remains at $520.0 million. We also entered into a three-year, $340.0 million notional interest rate cap agreement with a cap rate of 1.75%. in July, 2021. The cap agreement provides that the counterparty will pay us the amount by which LIBOR exceeds 1.75% in a given measurement period and expires on July 31, 2024. Please see Footnote 15, Subsequent Events to the unaudited consolidated financial statements, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion related to these activities.

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

Contractual Obligations

Our contractual obligations consist primarily of long-term debt obligations, interest payments, operating and financing leases. These contractual obligations impact our short-term and long-term liquidity and capital needs. As of July 3, 2021, there were no material changes to our contractual obligations from those described in our Prospectus.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to changing interest rates primarily under the revolving credit facility, our senior secured first lien term loan facility, each of which currently bears interest at variable rates based on LIBOR and, until the repayment of the second lien term loan, under our Second Lien Credit Agreement, under which interest at variable rates were based on LIBOR during our second fiscal quarter. As of July 3, 2021, the total amount of outstanding variable rate debt was $0.9 billion.

In October 2018, the Company entered into interest rate swap agreements to limit exposure to variable rate debt. The agreements expire on October 31, 2023. Under the terms of the interest rate swap agreements, the Company pays a rate of 3.107%, and receives the one-month LIBOR rate, subject to a 1.0% floor. As of July 3, 2021, the total notional amounts of the interest rate swap agreements were $520.0 million.

A 1.0% interest rate change for the $334.8 million of unhedged variable rate debt as of July 3, 2021 would cause interest expense to change by approximately $3.3 million annually.

The result of the LIBOR Phaseout may impact our interest rate swap agreements. We continue to monitor developments related to the LIBOR transition and/or identification of an alternative, market-accepted rate. The impact related to any changes cannot be predicted at this time.

See Note 5, Long-Term Obligations, and Note 15, Subsequent Events, to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the material terms of our long-term debt.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of July 3, 2021, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 3, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the three-month period ended July 3, 2021, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of July 3, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 9, 2021, the Company entered into the Seventh Amendment to its First Lien Credit Agreement, as previously amended, (the “Seventh Amendment”) to reduce the interest rates applicable to Revolving Credit Loans. As amended, Revolving Credit Loans bear interest, at the Company's election, at a variable interest rate based on either LIBOR (subject to a minimum of 0.50%) or ABR (subject to a minimum of 2.00%) for the interest period relevant to such borrowing, plus an applicable margin of 3.75% for loans accruing interest based on LIBOR and an applicable margin of 2.75% for loans accruing interest based on ABR. The foregoing description of the Seventh Amendment is only a summary and is qualified in its entirety by reference to the full text of the Seventh Amendment, which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q and incorporated in this Item 5 of Part II by reference.

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

3.2	Second Amended and Restated Bylaws of Aveanna Healthcare Holdings Inc., filed as Exhibit 3.5 to our Registration Statement on Form S-1 (File No. 333- 254981) and incorporated herein by reference.
4.1	Amended and Restated Registration Rights Agreement, filed as Exhibit 4.4 to our Registration Statement on Form S-1 (File No. 333- 254981) and incorporated herein by reference.
4.2	Amended and Restated Stockholders Agreement, filed as Exhibit 4.5 to our Registration Statement on Form S-1 (File No. 333- 254981) and incorporated herein by reference.
10.1	Amended and Restated 2017 Stock Incentive Plan, filed as Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333- 254981) and incorporated herein by reference.
10.2	2021 Stock Incentive Plan, filed as Exhibit 10.20 to our Registration Statement on Form S-1 (File No. 333- 254981) and incorporated herein by reference.
10.3	Employee Stock Purchase Plan, filed as Exhibit 10.21 to our Registration Statement on Form S-1 (File No. 333- 254981) and incorporated herein by reference.
10.4	Form of Indemnification Agreement, filed as Exhibit 10.22 to our Registration Statement on Form S-1 (File No. 333- 254981) and incorporated herein by reference.
10.5

Seventh Amendment to First Lien Credit Agreement, dated as of August 9, 2021, by and among Aveanna Healthcare LLC, Aveanna Healthcare Intermediate Holdings LLC, Barclays Bank PLC, as administrative agent, and other lenders, agents, and guarantors party thereto.

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

Aveanna Healthcare Holdings Inc.

Date: August 11, 2021	By:	/s/ Tony Strange
Tony Strange Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2021	By:	/s/ David Afshar
David Afshar
Chief Financial Officer (Principal Financial and Accounting Officer)