Form 10-Q
period 2021-10-02
Aveanna Healthcare Holdings, Inc.
filed 2021-11-15
CIK 1832332

insurance

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2021

or

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

As of October 29, 2021, the registrant had 184,164,184 shares of common stock, $0.01 par value per share, outstanding.

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
▪
our substantial indebtedness, which increases our vulnerability to general adverse economic and industry conditions and may limit our ability to pursue strategic alternatives and react to changes in our business and industry;
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

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
	As of
	October 2, 2021	January 2, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$121,708	$137,345
Patient accounts receivable	189,033	172,887
Receivables under insured programs	8,264	7,992
Prepaid expenses	13,038	11,080
Other current assets	10,692	11,340
Total current assets	342,735	340,644
Property and equipment, net	31,599	32,650
Operating lease right of use assets	46,817	46,217
Goodwill	1,419,591	1,316,385
Intangible assets, net	77,612	73,572
Receivables under insured programs	25,423	23,990
Deferred income taxes	2,931	2,931
Other long-term assets	8,946	7,627
Total assets	$1,955,654	$1,844,016

LIABILITIES, DEFERRED RESTRICTED STOCK UNITS, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$46,883	$56,668
Accrued payroll and employee benefits	55,211	56,834
Accrued interest	1,801	2,398
Notes payable	2,671	2,872
Current portion of insurance reserves - insured programs	8,264	7,992
Current portion of insurance reserves	14,105	12,294
Current portion of long-term obligations	8,600	9,910
Current portion of operating lease liabilities	12,166	11,884
Current portion of deferred payroll taxes	25,699	24,824
Government stimulus liabilities	-	29,444
Other current liabilities	44,173	45,293
Total current liabilities	219,573	260,413
Revolving credit facility	-	-
Long-term obligations, less current portion	829,674	1,163,490
Long-term insurance reserves - insured programs	25,423	23,990
Long-term insurance reserves	31,296	30,336
Operating lease liabilities, less current portion	40,099	40,246
Deferred payroll taxes, less current portion	25,699	24,824
Deferred income taxes	3,430	2,591
Other long-term liabilities	23,893	30,957
Total liabilities	1,199,087	1,576,847
Commitments and contingencies (Note 10)
Deferred restricted stock units	2,135	2,135
Stockholders’ equity:
Preferred stock, $0.01 par value as of October 2, 2021 and no par value as of January 2, 2021,
5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value, 1,000,000,000 shares authorized;
184,164,184 and 141,928,184 issued and outstanding, respectively	1,841	1,419
Additional paid-in capital	1,201,075	721,247
Accumulated deficit	(448,484)	(457,632)
Total stockholders’ equity	754,432	265,034
Total liabilities, deferred restricted stock units, and stockholders’ equity	$1,955,654	$1,844,016

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the Three-Month Periods Ended		For the Nine-Month Periods Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenue	$411,276	$366,003	$1,264,548	$1,072,803
Cost of revenue, excluding depreciation and amortization	271,534	251,873	846,534	744,503
Branch and regional administrative expenses	76,370	59,641	223,462	174,455
Corporate expenses	37,873	32,493	97,673	81,039
Goodwill impairment	-	-	-	75,727
Depreciation and amortization	5,145	3,922	15,163	12,339
Acquisition-related costs	2,007	4,510	4,779	4,679
Other operating expenses	-	687	-	1,274
Operating income (loss)	18,347	12,877	76,937	(21,213)
Interest income	44	38	182	247
Interest expense	(12,106)	(19,065)	(53,793)	(58,972)
Loss on debt extinguishment	(4,784)	-	(13,702)	(73)
Other (expense) income	(511)	(1,723)	(1,088)	35,608
Income (loss) before income taxes	990	(7,873)	8,536	(44,403)
Income tax benefit (expense)	1,100	471	612	(2,915)
Net income (loss)	$2,090	$(7,402)	$9,148	$(47,318)
Income (loss) per share:
Net income (loss) per share, basic	$0.01	$(0.05)	$0.06	$(0.34)
Weighted average shares of common stock outstanding, basic	184,554	142,123	165,877	140,559
Net income (loss) per share, diluted	$0.01	$(0.05)	$0.05	$(0.34)
Weighted average shares of common stock outstanding, diluted	188,246	142,123	170,667	140,559

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	For the Three-Month Period October 2, 2021
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, July 3, 2021	184,164,184	$1,841	$1,196,813	$(450,574)	$748,080
Non-cash compensation	-	-	4,262	-	4,262
Net income	-	-	-	2,090	2,090
Balance, October 2, 2021	184,164,184	$1,841	$1,201,075	$(448,484)	$754,432

	For the Three-Month Period September 26, 2020
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 27, 2020	141,928,184	$1,419	$720,247	$(440,498)	$281,168
Non-cash compensation	-	-	436	-	436
Net loss	-	-	-	(7,402)	(7,402)
Balance, September 26, 2020	141,928,184	$1,419	$720,683	$(447,900)	$274,202

	For the Nine-Month Period October 2, 2021
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 2, 2021	141,928,184	$1,419	$721,247	$(457,632)	$265,034
Issuance of common stock, net of underwriters’ discounts and commissions	42,236,000	422	469,686	-	470,108
Non-cash compensation	-	-	10,142	-	10,142
Net income	-	-	-	9,148	9,148
Balance, October 2, 2021	184,164,184	$1,841	$1,201,075	$(448,484)	$754,432

	For the Nine-Month Period September 26, 2020
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 28, 2019	136,803,189	$1,368	$669,406	$(400,582)	$270,192
Issuance of common stock	5,124,995	51	49,949	-	50,000
Non-cash compensation	-	-	1,328	-	1,328
Net loss	-	-	-	(47,318)	(47,318)
Balance, September 26, 2020	141,928,184	$1,419	$720,683	$(447,900)	$274,202

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)
	For the Nine-Month Periods Ended
	October 2, 2021	September 26, 2020
Cash Flows From Operating Activities:
Net income (loss)	$9,148	$(47,318)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,163	12,339
Amortization of deferred debt issuance costs	7,234	5,400
Amortization and impairment of operating lease right of use assets	11,081	9,984
Non-cash compensation	10,142	2,176
Goodwill impairment	-	75,727
Loss on disposal of licenses, property and equipment	109	1,566
Fair value adjustments on interest rate derivatives	(6,246)	6,950
Loss on debt extinguishment	13,702	73
Deferred income taxes	839	580
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(3,376)	7,256
Prepaid expenses	2,715	1,754
Other current and long-term assets	39	(2,478)
Accounts payable and other accrued liabilities	(15,851)	(5,523)
Accrued payroll and employee benefits	(3,164)	8,383
Accrued interest	(597)	13,318
Insurance reserves	2,752	4,654
Operating lease liabilities	(11,783)	(9,992)
Deferred payroll taxes	-	31,291
Other current and long-term liabilities	(9,719)	1,977
Net cash provided by operating activities	22,188	118,117
Cash Flows From Investing Activities:
Acquisitions of businesses, net of cash acquired	(103,202)	(49,345)
Purchases of property and equipment	(10,306)	(12,156)
Net cash used in investing activities	(113,508)	(61,501)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	477,688	50,000
Proceeds from revolving credit facility	-	14,000
Repayments on revolving credit facility	-	(45,500)
Proceeds from issuance of term loans, net of debt issuance costs	925,261	180,651
Principal payments on term loans and notes payable	(1,276,643)	(8,375)
Proceeds from government stimulus funds	-	23,826
Payment of government stimulus funds	(29,444)	-
Principal payments of financing lease obligations	(503)	(467)
Payment of debt issuance costs	(13,107)	(1,816)
Settlements with derivative counterparties	(2,096)	-
Payment of offering costs	(5,473)	-
Net cash provided by financing activities	75,683	212,319
Net (decrease) increase in cash and cash equivalents	(15,637)	268,935
Cash and cash equivalents at beginning of period	137,345	3,327
Cash and cash equivalents at end of period	$121,708	$272,262
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$47,156	$40,254
Acquisition of property and equipment on accrual	$3,246	$2,519
Offering costs included in accounts payable and other accrued liabilities	$135	$-
Cash paid for income taxes, net of refunds received	$3,915	$925

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

Initial Public Offering

On May 3, 2021, the Company completed the initial public offering (“IPO”) of its common stock pursuant to a Registration Statement on Form S-1 (File No. 333-254981), which was declared effective by the SEC on April 28, 2021. The Company issued and sold an aggregate of 42,236,000 shares of common stock, including 4,000,000 shares of common stock purchased by the underwriters on May 25, 2021 pursuant to the underwriters’ option to purchase additional shares at the initial public offering price, less underwriting discounts and commissions. The Company received net proceeds from the IPO of $477.7 million. On May 3, 2021, the Company used $307.0 million of proceeds to repay in full all outstanding obligations under the second lien credit agreement dated as of March 16, 2017 (as amended, the “Second Lien Credit Agreement”), thereby terminating the Second Lien Credit Agreement. In addition, on May 4, 2021, the Company used $100.0 million of proceeds to repay an equal amount of principal outstanding under its First Lien Credit Agreement (as defined in Note 5). The remaining proceeds have been and are planned to be used for offering costs, general corporate purposes, and future acquisitions.

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

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited consolidated financial statements do not include all the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, these interim unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of October 2, 2021 and the results of operations for the three and nine-month periods ended October 2, 2021 and September 26, 2020, respectively. The results reported in these interim unaudited consolidated financial statements should not be regarded as indicative of results that may be expected for any other period or the entire year. These interim unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended January 2, 2021 included in the Company’s prospectus dated April 28, 2021 (the “Prospectus”), which is deemed to be part of the Company’s Registration Statement on Form S-1 (File No. 333-254981) filed with the SEC.

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52 or 53-week fiscal year. The accompanying interim unaudited consolidated balance sheets reflect the accounts of the Company as of October 2, 2021 and January 2, 2021. For the three-month periods ended October 2, 2021 and September 26, 2020, the accompanying interim unaudited consolidated statements of operations and stockholders’ equity reflect the accounts of the Company from July 4, 2021 through October 2, 2021 and June 28, 2020 through September 26, 2020, respectively. For the nine-month periods ended October 2, 2021 and September 26, 2020, the accompanying interim unaudited consolidated statements of operations, stockholders’ equity and cash flows reflect the accounts of the Company from January 3, 2021 through October 2, 2021 and December 29, 2019 through September 26, 2020, respectively.

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

Deferred Offering Costs

Upon closing of the IPO on May 3, 2021, deferred offering costs of $7.6 million were reclassified into stockholders’ equity and recorded against the proceeds from the offering. As of January 2, 2021, capitalized deferred offering costs totaled $2.9 million and were included in other long-term assets on the accompanying consolidated balance sheet. See Note 1 – Description of Business and Note 9 – Stockholders’ Equity and Stock-Based Compensation for additional information regarding the completion of the Company’s IPO.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improves consistent application by clarifying and amending existing guidance. This ASU is effective for annual fiscal years beginning after December 15, 2020, and interim periods therein. The Company adopted this standard effective January 3, 2021 and the adoption of this standard did not materially affect the Company’s consolidated financial statements.

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

The Company determines the transaction price based on established billing rates reduced by contractual adjustments and discounts provided to third-party payers and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. For the PDS, HHH, and MS businesses, implicit price concessions are based on historical collection experience. As of October 2, 2021 and January 2, 2021, estimated explicit and implicit price concessions of $54.6 million and $55.4 million, respectively, were recorded as reductions to patient accounts receivable balances to arrive at the estimated collectible revenue and patient accounts receivable. For the PDS, HHH, and MS businesses, most contracts contain variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense which is included as a component of operating expenses in the consolidated statements of operations. The Company did not record any bad debt expense for the three and nine-month periods ended October 2, 2021 and September 26, 2020, respectively.

The Company derives a significant portion of its revenue from Medicaid, Medicaid MCO, Medicare and other payers that receive discounts from established billing rates. The regulations and various managed care contracts under which these discounts must be estimated are complex and subject to interpretation. Management estimates the transaction price on a payer-specific basis given its interpretation of the applicable regulations or contract terms. Updated regulations and contract negotiations occur frequently, necessitating regular review and assessment of the estimation process by management; however, there were no material revenue adjustments recognized from performance obligations satisfied or partially satisfied in previous periods for the three and nine-month periods ended October 2, 2021 and September 26, 2020, respectively.

The following tables present revenue by payer type and as a percentage of revenue for the three and nine-month periods ended October 2, 2021 and September 26, 2020, respectively (in thousands):

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Three-Month Periods Ended
	October 2, 2021		September 26, 2020
	Revenue	Percentage	Revenue	Percentage
Medicaid MCO	$219,418	53.3%	$226,686	61.9%
Medicaid	101,120	24.6%	99,742	27.3%
Commercial	39,867	9.7%	30,943	8.4%
Medicare	49,700	12.1%	8,303	2.3%
Self-pay	1,171	0.3%	329	0.1%
Total revenue	$411,276	100.0%	$366,003	100.0%

	For the Nine-Month Periods Ended
	October 2, 2021		September 26, 2020
	Revenue	Percentage	Revenue	Percentage
Medicaid MCO	$681,548	53.9%	$652,663	60.8%
Medicaid	308,340	24.4%	288,156	26.9%
Commercial	140,718	11.1%	105,871	9.9%
Medicare	129,548	10.3%	24,619	2.3%
Self-pay	4,394	0.3%	1,494	0.1%
Total revenue	$1,264,548	100.0%	$1,072,803	100.0%

4. ACQUISITIONS

Acquisitions During the Three and Nine-Month Periods Ended October 2, 2021

On March 31, 2021, the Company acquired certain assets of Loma Linda University Medical Center (“Loma Linda”). Loma Linda specializes in providing pediatric, private duty, and home care services in California. Preliminary total consideration for the transaction was $0.5 million, all of which was paid in cash at closing.

On April 16, 2021, the Company acquired 100% of the issued and outstanding membership interests of Doctor’s Choice Holdings, LLC (“Doctor’s Choice”). Doctor’s Choice provides home health services in Florida. Preliminary total consideration for the transaction was 101.6 million, of which $100.6 million was paid in cash at closing. As part of funding the Doctor’s Choice acquisition, on the date of acquisition, the Company borrowed incremental amounts under its then existing second lien term loan facility of $67.0 million, including debt issuance costs of $1.7 million.

The estimated allocations of purchase price for the assets acquired and liabilities assumed with respect to the Loma Linda and Doctor’s Choice acquisitions are preliminary and based on information available to the Company as of October 2, 2021. The Company is completing its procedures related to the purchase price allocations and if information regarding these values is received that would result in a material adjustment to the values recorded, management will recognize the adjustment in the period such determination is made.

The preliminary purchase price allocations as of the acquisition dates, reflecting measurement period adjustments made during the respective period, are as follows (amounts in thousands):

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Entity	Loma Linda	Doctor’s Choice
Acquisition Date	3/31/21	4/16/21
Cash consideration	$500	$101,609
Contingent consideration	-	-
Total	$500	$101,609
Cash and cash equivalents	$-	$1
Patient accounts receivable	-	12,789
Receivables under insured programs	-	142
Prepaid expenses	-	431
Other current assets	-	11
Property and equipment, net	-	461
Operating lease right of use assets	-	1,013
Intangible assets, net - licenses	-	4,993
Intangible assets, net - trade names	-	1,486
Receivables under insured programs	-	312
Other long-term assets	-	99
Accounts payable and other accrued liabilities	-	(7,135)
Accrued payroll and employee benefits	-	(2,226)
Current portion of insurance reserves - insured programs	-	(142)
Current portion of operating lease liabilities	-	(488)
Current portion of deferred payroll taxes	-	(875)
Other current liabilities	-	(11,469)
Long-term insurance reserves - insured programs	-	(312)
Long-term insurance reserves	-	(19)
Operating lease liabilities, less current portion	-	(501)
Deferred payroll taxes, less current portion	-	(876)
Total identifiable net assets	-	(2,305)
Goodwill	500	103,914
Total	$500	$101,609

The preliminary goodwill recognized is attributable to the excess of the particular purchase price of the acquisition over the fair value of identifiable net assets acquired, including other identified intangible assets. Preliminary goodwill of $0.5 million and $103.9 million related to the Loma Linda and Doctor’s Choice acquisitions, respectively, is deductible for tax purposes, and amortization commences on the applicable transaction date. Goodwill is primarily attributable to expected synergies resulting from the transactions.

The Company incurred transaction costs of $2.0 million and $4.8 million during the three and nine-month periods ended October 2, 2021, respectively. These costs are included in acquisition-related costs in the accompanying consolidated statements of operations.

Acquisitions During the Three and Nine-Month Periods Ended September 26, 2020

On August 2, 2020, the Company acquired 100% of the issued and outstanding common stock of Total Care, Inc. (“Total Care”). Total Care provides private duty nursing and individual client care for all ages, with a particular focus on pediatric patients. Total consideration for the transaction was $11.8 million, of which $10.4 million was paid in cash at closing.

On September 19, 2020, the Company acquired 100% of the issued and outstanding common stock of D&D Services, Inc. d/b/a Preferred Pediatric Home Health Care (“Preferred”). Preferred is a comprehensive provider of home care services for pediatric and adult patients. Total consideration for the transaction was $40.6 million, of which $39.8 million was paid in cash at closing.

On September 26, 2020, the Company acquired 100% of the issued and outstanding membership interests of Evergreen Home Healthcare, LLC (“Evergreen”). Evergreen offers private duty nursing and unskilled services and home care services to children and adults. Total consideration for the transaction was $14.5 million, of which $11.3 million was paid in cash at closing. Total consideration also included $1.9 million of contingent consideration recognized at the acquisition date. Under the purchase agreement, the Company agreed to pay the sellers of Evergreen up to an additional $1.9 million based on the outcome of whether

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Evergreen's Paycheck Protection Program loan was forgiven. During the nine-month period ended October 2, 2021, the Company paid $1.9 million to the sellers of Evergreen following forgiveness of such loan.

The final purchase price allocations as of the respective acquisition dates, reflecting measurement period adjustments made during the respective periods, are as follows (amounts in thousands):

Entity	Total Care	Preferred	Evergreen
Acquisition Date	8/2/20	9/19/20	9/26/20
Cash consideration	$11,787	$40,622	$14,500
Contingent consideration	-	-	-
Total	$11,787	$40,622	$14,500
Cash and cash equivalents	$262	$-	$31
Patient accounts receivable	868	3,891	565
Receivables under insured programs	17	1,760	179
Prepaid expenses	-	338	24
Other current assets	-	331	-
Property and equipment, net	6	1,178	59
Operating lease right of use assets	329	480	342
Intangible assets, net - licenses	152	2,815	1,225
Intangible assets, net - trade names	109	392	135
Deferred income taxes	7	-	-
Accounts payable and other accrued liabilities	(16)	(1,187)	(40)
Accrued payroll and employee benefits	(561)	(1,394)	(602)
Current portion of operating lease liabilities	(60)	(150)	(130)
Other current liabilities	-	(3,909)	-
Long-term insurance reserves - insured programs	(54)	(1,760)	(179)
Long-term insurance reserves	-	-	-
Operating lease liabilities, less current portion	(269)	(330)	(212)
Deferred income taxes	-	(2,020)	-
Other long-term liabilities	-	(93)	-
Total identifiable net assets	790	342	1,397
Goodwill	10,997	40,280	13,103
Total	$11,787	$40,622	$14,500

The goodwill recognized is attributable to the excess of the purchase price of the acquisition over the fair value of identifiable net assets acquired, including other identified intangible assets. Goodwill of $11.0 million and $13.1 million related to the Total Care and Evergreen, respectively, is deductible for tax purposes and amortization commenced on the respective transaction dates. None of the goodwill related to the Preferred acquisition is deductible for tax purposes. Goodwill is primarily attributable to expected synergies resulting from the transactions.

The Company incurred aggregate transaction costs of $4.5 million and $4.7 million during the three and nine-month periods ended September 26, 2020, respectively. These costs are included in acquisition-related costs in the accompanying consolidated statements of operations.

Pending Acquisitions

On September 27, 2021, an indirect wholly owned subsidiary of the Company entered into a Membership Interest Purchase Agreement with Comfort Care Home Health Services, LLC, an Alabama limited liability company (“Comfort Care Home Health”), Comfort Care Hospice, L.L.C., an Alabama limited liability company (“Comfort Care Hospice”), Premier Medical Housecall, LLC, an Alabama limited liability company (“Premier Medical Housecall,” and together with Comfort Care Home Health and Comfort Care Hospice, the “Companies”) and the other parties thereto, pursuant to which the Company agreed to acquire the outstanding membership interests of the Companies for aggregate consideration of $345.0 million in cash. The purchase price is subject the Companies being free of debt and cash and otherwise subject to a customary purchase price adjustment for working capital. The transaction is subject to customary closing conditions, including the absence of legal restraints

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and the termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

See Note 15 – Subsequent Events for disclosure of an additional pending acquisition.

5. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following as of October 2, 2021 and January 2, 2021, respectively (dollar amounts in thousands):

Instrument	Stated Maturity Date	Contractual Interest Rate	Interest Rate as of October 2, 2021	October 2, 2021	January 2, 2021
Term loan - First Lien Term Loan (1)	03/2024	L + 4.25%	5.25%	$-	$563,061
Term loan - First Lien Term Loan Amendment (1)	03/2024	L + 5.5%	6.50%	-	217,133
Term loan - First Lien Term Loan Fourth Amendment (1)	03/2024	L + 6.25%	7.25%	-	184,538
Subordinated term loan - Second Lien Term Loan (1)	03/2025	L + 8.0%	9.00%	-	240,000
2021 Extended Term Loan (2)	07/2028	L + 3.75%	4.25%	860,000	-
Revolving Credit Facility (2)	03/2023	L + 3.75%	5.25%	-	-
Total principal amount of long-term obligations				860,000	1,204,732
Less: unamortized debt issuance costs				(21,726)	(31,332)
Total amount of long-term obligations, net of unamortized debt issuance costs				838,274	1,173,400
Less: current portion of long-term obligations				(8,600)	(9,910)
Total amount of long-term obligations, net of unamortized debt issuance costs, less current portion				$829,674	$1,163,490
(1) L = Greater of 1.00% or one-month LIBOR, (2) L = Greater of 0.50% or one-month LIBOR

On March 11, 2021, the Company amended its revolving credit facility to increase the maximum availability to $200.0 million, subject to the occurrence of the Company’s initial public offering. The amendment also extended the maturity date to April 29, 2026 upon completion of the IPO and subject to the completion of the refinancing of the Company’s term loans, which occurred on July 15, 2021.

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

On May 4, 2021, following completion of the initial public offering and satisfaction of the other applicable conditions precedent, the maximum availability of our revolving credit facility increased from $75.0 million to $200.0 million. In connection with this increase in capacity, the Company incurred debt issuance costs of $1.6 million, which were capitalized and included in other long-term assets.

On July 15, 2021 the Company entered into an Extension Amendment ("the Extension Amendment") to its First Lien Credit Agreement with Barclays Bank, as administrative agent, the collateral agent, a letter of credit issuer, and swingline lender, and the lenders and other agents party thereto from time to time (as amended to date, the "First Lien Credit Agreement"). The Extension Amendment converted outstanding balances under all remaining first lien term loans into a single term loan in an aggregate principal amount of $860.0 million (the “2021 Extended Term Loan”), and extended the maturity date to July 2028. In accordance with ASC 470-50-40, Debt Modification and Extinguishments, the Extension Amendment was accounted for as a modification of

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

debt for the lenders that remained in the syndicate, while the portions of the converted loans attributable to lenders who did not participate in the conversion were accounted for as an extinguishment of debt. As a result, for the remaining unamortized debt issuance costs related to the First Lien Credit Agreement, the Company recorded a $4.4 million loss on debt extinguishment and deferred $14.0 million as a direct deduction from the carrying amount of the debt. For the newly incurred deferred issuance costs on the Extension Amendment, the Company recorded a $0.4 million loss on debt extinguishment, $7.0 million of modification expense within corporate expenses on the accompanying consolidated statements of operations and deferred $8.3 million as a direct deduction from the carrying amount of the debt.

The Extension Amendment also provided for a delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) in an aggregate principal amount of $200.0 million, which permits the Company to incur senior secured first lien term loans (the “Delayed Draw Term Loans”) from time to time until July 15, 2023, in each case subject to certain terms and conditions. The Delayed Draw Term Loan Facility was undrawn as of October 2, 2021, and any future draws thereunder would also mature in July 2028. In connection with this new facility, the Company incurred debt issuance costs of $2.5 million, which were capitalized and included in other long-term assets.

On August 9, 2021, the Company entered into the Seventh Amendment to its First Lien Credit Agreement, as previously amended, (the “Seventh Amendment”) to reduce the interest rates applicable to Revolving Credit Loans (as defined in the First Lien Credit Agreement). As amended, Revolving Credit Loans bear interest, at the Company's election, at a variable interest rate based on either LIBOR (subject to a minimum of 0.50%) or prime or federal funds rate ("Annual Base Rate" or "ABR") (subject to a minimum of 2.00%) for the interest period relevant to such borrowing, plus an applicable margin of 3.75% for loans accruing interest based on LIBOR and an applicable margin of 2.75% for loans accruing interest based on ABR. In connection with this amendment, the Company incurred debt issuance costs of $0.1 million, which were capitalized and included in other long-term assets.

The 2021 Extended Term Loan and any Delayed Draw Term Loans bear interest, at the Company’s election, at a variable interest rate based on either LIBOR (subject to a minimum of 0.50%), or ABR (subject to a minimum of 2.00%) for the interest period relevant to such borrowing, plus an applicable margin of 3.75% for loans accruing interest based on LIBOR and an applicable margin of 2.75% for loans accruing interest based on ABR. As of October 2, 2021, the $860.0 million principal amount of the 2021 Extended Term Loan accrued interest at a rate of 4.25%.

Debt issuance costs related to the term loans are recorded as a direct deduction from the carrying amount of the debt. The balance for debt issuance costs related to the term loans as of October 2, 2021 and January 2, 2021 was $21.7 million and $31.3 million, respectively. Debt issuance costs related to the revolving credit facility and Delayed Draw Term Loans are recorded within other long-term assets. The balance for debt issuance costs related to the revolving credit facility and Delayed Draw Term Loans as of October 2, 2021 and January 2, 2021 was $3.8 million and $0.5 million, respectively. The Company recognized interest expense related to the amortization of debt issuance costs of $1.4 million and $7.2 million during the three and nine-month periods ended October 2, 2021, respectively, and $1.9 million and $5.4 million during the three and nine-month periods ended September 26, 2020, respectively.

Issued letters of credit as of October 2, 2021 and January 2, 2021 were $19.8 million, respectively. There were no swingline loans outstanding as of October 2, 2021 and January 2, 2021, respectively. Borrowing capacity under the Company's revolving credit facility was $180.2 million as of October 2, 2021 and $55.2 million as of January 2, 2021.

The Company was in compliance with all financial covenants and restrictions at October 2, 2021 and January 2, 2021.

6. FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, patient accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair values due to the short-term maturities of the instruments.

The Company’s other assets and other liabilities measured at fair value are as follows (amounts in thousands):

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Fair Value Measurements at October 2, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreement	$-	$765	$-	$765
Total derivative assets	$-	$765	$-	$765
Liabilities:
Interest rate swap agreements	$-	$22,290	$-	$22,290
Total derivative liabilities	$-	$22,290	$-	$22,290

	Fair Value Measurements at January 2, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap agreements	$-	$28,624	$-	$28,624
Total derivative liabilities	$-	$28,624	$-	$28,624

The fair values of the interest rate swap and cap agreements are based on the estimated net proceeds or costs to settle the transactions as of the respective balance sheet dates. The valuations are based on commercially reasonable industry and market practices for valuing similar financial instruments. See Note 7 – Derivative Financial Instruments for further details on the Company’s interest rate swap and cap agreements.

7. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates, and the Company seeks to mitigate a portion of this risk by entering into derivative contracts. The derivatives the Company currently uses are interest rate swaps and an interest rate cap. The Company recognizes derivatives as either assets or liabilities at fair value on the accompanying consolidated balance sheets and does not designate the derivatives as hedging instruments. Changes in the fair value of derivatives are therefore recorded in earnings throughout the term of the respective derivative.

In October 2018, the Company entered into two interest rate swap agreements to limit its exposure to interest rate risk on its variable rate debt. In July 2021, the Company amended its interest rate swap agreements to extend the expiration dates to June 30, 2026 and reduce the fixed rate paid under the swaps. As amended, the Company pays a rate of 2.08% and receives the one-month LIBOR rate, subject to a 0.50% floor. The aggregate notional amount of the interest rate swaps remained unchanged at $520.0 million at October 2, 2021 and January 2, 2021, respectively. The fair value of the interest rate swaps at October 2, 2021 and January 2, 2021 was $22.3 million and $28.6 million, respectively, and is included in other long-term liabilities on the accompanying consolidated balance sheets. The Company does not apply hedge accounting to these agreements and records all mark-to-market adjustments directly to other (expense) income on the accompanying consolidated statements of operations which are included within cash flows from operating activities on the accompanying consolidated statements of cash flows. The net settlements incurred with swap counterparties under the swap agreements prior to the amendment are recognized through cash flows from operating activities on the accompanying consolidated statements of cash flows. Subsequent to the interest rate swap amendment in July 2021, the net settlements are recognized through cash flows from financing activities on the accompanying consolidated statements of cash flows due to an other-than-insignificant financing element on the interest rate swaps resulting from the amendment.

In July 2021, the Company also entered into a three-year, $340.0 million notional interest rate cap agreement with a cap rate of 1.75%. The cap agreement provides that the counterparty will pay the Company the amount by which LIBOR exceeds 1.75% in a given measurement period and expires on July 31, 2024. The one-time premium paid for this interest rate cap was $0.9 million. The fair value of the interest rate cap at October 2, 2021 was $0.8 million and is included in other long term assets on the accompanying consolidated balance sheets. The Company does not apply hedge accounting to the interest rate cap agreements and records all mark-to-market adjustments directly to other (expense) income on the accompanying consolidated statements of operations. The effects of the interest rate cap are recognized through cash flows from operating activities on the accompanying consolidated statements of cash flows.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following gains (losses) from these derivatives not designated as hedging instruments were recognized in the Company’s consolidated statements of operations for the three-month periods ended October 2, 2021 and September 26, 2020, respectively (amounts in thousands):

	Statement of Operations	For the Three-Month Periods Ended
	Classification	October 2, 2021	September 26, 2020
Interest rate cap agreement	Other (expense) income	$(88)	$-
Interest rate swap agreements	Other (expense) income	$1,481	$1,157

	Statement of Operations	For the Nine-Month Periods Ended
	Classification	October 2, 2021	September 26, 2020
Interest rate cap agreement	Other (expense) income	$(88)	$-
Interest rate swap agreements	Other (expense) income	$6,334	$(6,925)

The Company does not utilize financial instruments for trading or other speculative purposes.

8. INCOME TAXES

The Company’s provision for income taxes is recorded on an interim basis based upon the Company’s estimate of the annual effective income tax rate for the full year applied to “ordinary” income or loss, adjusted each quarter for discrete items.

The Company recorded income tax benefit of $1.1 million and $0.6 million for the three and nine-month periods ended October 2, 2021, respectively, and income tax benefit of $0.5 million and income tax expense of $2.9 million for the three and nine-month periods ended September 26, 2020, respectively. The Company’s effective tax rate was negative 111.1% and negative 7.2% for the three and nine-month periods ended October 2, 2021, respectively, and 6.0% and negative 6.6% for the three and nine-month periods ended September 26, 2020, respectively. The effective tax rates for the three and nine-month periods ended October 2, 2021 and September 26, 2020 differ from the statutory rate of 21% primarily due to the reversal in the third quarter of 2021 of a pre-acquisition tax position initially recorded through goodwill, changes in the valuation allowance recorded against certain deferred tax assets, and separate state and local income taxes on taxable subsidiaries.

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

Performance-Vesting Options

Completion of the Company’s IPO in April 2021 resulted in the Company’s performance-vesting options becoming eligible to potentially vest. Upon completion of the IPO, the Company recognized compensation expense of $3.2 million, representing the time elapsed from the respective grant dates of the outstanding awards to the completion of the IPO in proportion to the total requisite service period of the awards, multiplied by the respective original grant date fair values. The compensation expense recorded was included in corporate and branch and regional administrative expenses in the accompanying consolidated statements of operations for the nine-month period ended October 2, 2021. The Company recorded compensation expense from the IPO date to the modification date of $0.4 million, which was also included in corporate and branch and regional administrative expenses in the accompanying consolidated statements of operations for the nine-month period ended October 2, 2021.

As a result of the June 17, 2021 modification, the Company calculated the fair value of the outstanding performance-vesting options immediately before and immediately after the modification using the Monte Carlo option-pricing model. The Company calculated incremental fair value of $8.8 million resulting from the modification, which, along with the unrecognized compensation expense of $4.4 million under the original terms, will be recognized prospectively over the revised remaining requisite service period. The Company recorded compensation expense for the period from the modification date through October 2, 2021 of $3.6 million, which is included in corporate and branch and regional administrative expenses in the accompanying consolidated statements of operations for the three and nine-month periods ended October 2, 2021. Unrecognized compensation expense as of October 2, 2021 associated with outstanding performance-vesting options was $6.1 million.

The Company did not incur or record any expense associated with the performance-vesting options during the three and nine-month periods ended September 26, 2020.

Deferred Restricted Stock Units

Deferred restricted stock units (“Deferred RSUs”) issued prior to the Company’s IPO contained a put right that is exercisable only when the participant resigns from the Board of Directors, which is outside the control of the Company. As such, the Company classified these pre-IPO Deferred RSU awards as liabilities for six months and then temporary equity thereafter. Deferred RSUs issued subsequent to the Company’s IPO do not contain any put rights, vest over a one year service period, and are valued based on the fair market value of a share of common stock at grant date. The Company classified these post-IPO Deferred RSU awards as equity and included related amounts within additional paid-in capital on the accompanying consolidated balance sheet as of October 2, 2021. On June 30, 2021, the Company awarded a total of 52,545 Deferred RSUs to members of the Board of Directors. The Company recognized $0.2 million for the three and nine-month periods ended October 2, 2021. Unrecognized compensation expense as of October 2, 2021 associated with outstanding Deferred RSUs was $0.5 million.

Employee Stock Purchase Plan

On April 28, 2021, the Company’s Board of Directors adopted the Aveanna Healthcare Holdings Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). Initially, a maximum of 5,404,926 shares of the Company’s common stock are authorized for issuance under the ESPP. Under the ESPP, shares of common stock may be purchased by eligible participants during defined

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

purchase periods at 85% of the lesser of the closing price of the Company’s common stock on the first day or last day of each purchase period. The first purchase period for the ESPP began on August 1, 2021 and ends on December 31, 2021. The Company used a Black-Scholes option pricing model to value the common stock purchased as part of the Company's ESPP. The fair value estimated by the option pricing model is affected by the price of the common stock as well as subjective variables that include assumed interest rates, our expected dividend yield, and our expected share volatility over the term of the award. Eligible participants contributed $1.1 million during the three-month period ended October 2, 2021, which is included in accrued payroll and employee benefits in the accompanying consolidated balance sheets as of October 2, 2021. The Company recorded compensation expense of $0.4 million which is included in corporate and branch and regional administrative expenses in the accompanying consolidated statements of operations for the three and nine-month periods ended October 2, 2021. Unrecognized compensation expense as of October 2, 2021 associated with the remaining ESPP purchase period through December 31, 2021 was $0.6 million.

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

The Company maintains primary commercial insurance coverage on a claim basis for professional malpractice claims with a $1.0 million per claim deductible and $5.5 million per claim and annual aggregate limits as of October 1, 2021. Prior to October 1, 2021, the Company maintained primary commercial insurance coverage on a claim basis for professional malpractice claims with a $0.5 million per claim deductible and $6.0 million per claim and annual aggregate limits. Moreover, the Company maintains excess insurance coverage for professional malpractice claims. In addition, the Company maintains workers’ compensation insurance with a $0.5 million per claim deductible and statutory limits. The Company reimburses insurance carriers for deductible losses under these policies. The Company’s insurance carriers require collateral to secure the Company’s obligation to reimburse insurance carriers for these deductible payments. Collateral as of October 2, 2021 and January 2, 2021 was comprised of $18.8 million of issued letters of credit, $2.9 million in cash collateral, and $2.9 million in surety bonds, respectively.

As of October 2, 2021, insurance reserves totaling $79.1 million were included on the consolidated balance sheets, representing $42.5 million and $36.6 million of reserves for professional malpractice claims and workers’ compensation claims, respectively. At January 2, 2021, insurance reserves totaling $74.6 million were included on the consolidated balance sheets, representing $38.5 million and $36.1 million of reserves for professional malpractice claims and workers’ compensation claims, respectively.

Litigation and Other Current Liabilities

On December 16, 2016, Aveanna Healthcare LLC (f/k/a BCPE Eagle Buyer LLC) entered into a stock purchase agreement with Epic/Freedom, LLC, Epic Acquisition, Inc., and FHH Holdings, Inc. for Aveanna Healthcare LLC to acquire Epic Acquisition, Inc. and FHH Holdings, Inc. (the “Acquisition”). The Acquisition closed on March 16, 2017. On February 19, 2020, the Company entered into a settlement agreement for a legal claim totaling $50.0 million related to the Acquisition. The settlement proceeds were included in other income in the accompanying consolidated statements of operations for the nine-month period ended September 26, 2020.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 24, 2018, Aveanna Healthcare LLC, an indirect wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Agreement”) to acquire a pediatric home health company (the “Seller”). The agreement contained a provision whereby a $75.0 million transaction termination fee (the “Break-up Fee”) could be payable to the Seller under certain circumstances. On December 20, 2019, Aveanna Healthcare LLC terminated the Agreement, and the Seller demanded payment of the Break-up Fee. The Company believes the Agreement was terminated for cause and therefore no payment of the Break-up Fee is due to the Seller. The Seller has disputed this assertion. While the Company believes that litigation over this matter is unlikely at the present time, it is possible that the Company and the Seller may in the future pursue claims and counterclaims related to the termination of the Agreement and payment of the Break-up Fee. At this time, the Company is unable to predict the possible loss or range of loss, if any, associated with the resolution of any such litigation, or any potential related effect on the Company or its business or operations.

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

On August 6, 2020, the Company sued Epic/Freedom, LLC (“Seller”), Webster Capital Corporation, and Webster Equity Partners (collectively, the “Defendants”) in the Delaware Superior Court. The Company asserted that the Defendants made fraudulent representations and warranties in connection with the Epic acquisition. The Company is seeking damages ranging from $24.0 million to $50.0 million. The Company also requested a declaratory judgment holding that the Defendants waived any claim to the Company’s continued possession of $7.1 million in escrow funds (the “Escrow Funds”) that were delivered to the Company in January 2018 by the Epic acquisition escrow agent. In response, the Defendants asserted four counterclaims: (1) specific performance of an alleged right to control a tax audit; (2) advancement of litigation fees and expenses for certain individual Defendants; (3) a declaratory judgment; and (4) breach of contract claim concerning the Escrow Funds. The Company subsequently reached an agreement with the Defendants, which (1) allowed the Defendants to take a principal role in the applicable tax audit, though the Company will continue to communicate with the Internal Revenue Service and retain the ability to make strategic decisions with respect to the audit and (2) dismissed claims against certain individual Defendants mooting Defendants’ claims for advancement of litigation fees and expenses. On July 29, 2021, the Delaware Superior Court denied the Defendants’ motion for judgment on the pleadings with respect to the Company’s claim for fraud against the Defendants, which allows the Company to pursue discovery with respect to the alleged fraud claim. With respect to the Company’s retention of certain tax refunds the Company received on behalf of Defendants, the Court denied the Company’s motion for judgment on the pleadings, pursuant to which the Company sought to retain the tax refunds as matter of law. The Court also ordered Seller to refile its motion for summary judgment on the same subject and abated a ruling pending further discovery and resolution of whether the parties entered into a post-closing agreement, allowing the Company to retain the tax refunds pending the outcome of the related tax audits. Lastly, the Court denied the Company’s motion for judgment on the pleadings as to its continued possession of the Escrow Funds. At this time, the Company cannot predict the ultimate resolution or estimate the amount of any loss or recovery, if any, related to this matter.

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

Deferred payment of the employer portion of social security taxes: The Company was permitted to defer payments of the employer portion of social security taxes in fiscal year 2020, which are payable in 50% increments, with the first 50% due by December 31, 2021 and the second 50% due by December 31, 2022. The Company did not defer any payroll taxes after December 31, 2020. As of October 2, 2021, the Company had deferred payment of $51.4 million of social security taxes in total, which is recorded in the current portion of deferred payroll taxes and in the deferred payroll taxes, less current portion liabilities on the accompanying consolidated balance sheet. The Company did not commence deferrals until April 1, 2020; therefore the Company did not defer any payroll taxes during the three-month period ended March 28, 2020.

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

Medicare Advances: Certain of the home health and hospice companies the Company has acquired received advance payments from the Centers for Medicare & Medicaid Services (“CMS”) in April 2020, pursuant to the expansion of the Accelerated Payments Program provided for in the CARES Act. These advances became repayable beginning one year from the date on which the accelerated advance was issued. The repayments occur via offsets by CMS to current payments otherwise due from Medicare at a rate of 25% for the first eleven months. After the eleven months end, payments will be recouped at a rate of 50% for another six months, after which any remaining balance will become due. Gross advances received by acquired companies in April 2020 totaled $15.7 million. The Company began repaying the gross amount of the advances, via the offset mechanism described above, during the second quarter of 2021, and had repaid an aggregate amount of $8.8 million of such advances as of October 2, 2021.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Remaining unpaid advances as of October 2, 2021 totaled $6.9 million and are recorded in other current liabilities on the accompanying consolidated balance sheet.

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

12. RELATED PARTY TRANSACTIONS

The Company had entered into an advisory services agreement with affiliates of certain stockholders of the Company (the “Management Agreement”). Under this agreement, the managers provided general and strategic advisory services and were paid a quarterly management fee plus out of pocket expenses. Upon completion of the IPO, the Management Agreement was terminated. Additionally, the managers agreed to waive the fee due to them from the Company upon the successful completion of the IPO. The Company incurred management fees and expenses totaling $0.8 million during the nine-month period ended October 2, 2021, and $0.8 million and $2.4 million during the three and nine-month periods ended September 26, 2020, respectively, which are included in corporate expenses in the accompanying consolidated statements of operations. The Company did not owe any amounts in connection with the Management Agreement as of October 2, 2021. Amounts owed by the Company in connection with the Management Agreement totaled $1.6 million as of January 2, 2021 and were included in accounts payable and other accrued liabilities on the consolidated balance sheets.

One of the Company’s stockholders has an ownership interest in a revenue cycle vendor used by the Company for eligibility and clearinghouse billing services. Fees for such services totaled $0.1 million and $0.3 million during the three and nine-month periods ended October 2, 2021 and $0.1 million and $0.4 million during the three and nine-month periods ended September 26, 2020, respectively, and are included in corporate expenses in the accompanying consolidated statements of operations. The Company did not owe any amounts in connection with the expenses described above as of October 2, 2021 and January 2, 2021, respectively.

As of October 2, 2021, one of the Company’s stockholders owned 6.8% of the Company’s 2021 Extended Term Loan.

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

Results shown for the three and nine-month periods ended October 2, 2021 and September 26, 2020 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

The following tables summarize the Company’s segment information for the three and nine-month periods ended October 2, 2021 and September 26, 2020, respectively (amounts in thousands):

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Three-Month Periods Ended October 2, 2021
	PDS	HHH	MS	Total
Revenue	$327,133	$47,000	$37,143	$411,276
Cost of revenue, excluding depreciation and amortization	226,540	24,130	20,864	271,534
Gross margin	$100,593	$22,870	$16,279	$139,742
Gross margin percentage	30.7%	48.7%	43.8%	34.0%

	For the Three-Month Periods Ended September 26, 2020
	PDS	HHH	MS	Total
Revenue	$328,985	$4,690	$32,328	$366,003
Cost of revenue, excluding depreciation and amortization	231,454	2,774	17,645	251,873
Gross margin	$97,531	$1,916	$14,683	$114,130
Gross margin percentage	29.6%	40.9%	45.4%	31.2%

	For the Nine-Month Periods Ended October 2, 2021
	PDS	HHH	MS	Total
Revenue	$1,027,640	$128,589	$108,319	$1,264,548
Cost of revenue, excluding depreciation and amortization	719,435	67,224	59,875	846,534
Gross margin	$308,205	$61,365	$48,444	$418,014
Gross margin percentage	30.0%	47.7%	44.7%	33.1%

	For the Nine-Month Periods Ended September 26, 2020
	PDS	HHH	MS	Total
Revenue	$963,694	$13,823	$95,286	$1,072,803
Cost of revenue, excluding depreciation and amortization	683,492	8,273	52,738	744,503
Gross margin	$280,202	$5,550	$42,548	$328,300
Gross margin percentage	29.1%	40.2%	44.7%	30.6%

	For the Three-Month Periods Ended		For the Nine-Month Periods Ended
Segment Reconciliation:	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Total segment gross margin	$139,742	$114,130	$418,014	$328,300
Branch and regional administrative expenses	76,370	59,641	223,462	174,455
Corporate expenses	37,873	32,493	97,673	81,039
Goodwill impairment	-	-	-	75,727
Depreciation and amortization	5,145	3,922	15,163	12,339
Acquisition-related costs	2,007	4,510	4,779	4,679
Other operating expenses	-	687	-	1,274
Operating income (loss)	18,347	12,877	76,937	(21,213)
Interest income	44	38	182	247
Interest expense	(12,106)	(19,065)	(53,793)	(58,972)
Loss on debt extinguishment	(4,784)	-	(13,702)	(73)
Other (expense) income	(511)	(1,723)	(1,088)	35,608
Income (loss) before income taxes	$990	$(7,873)	$8,536	$(44,403)

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

	For the Three-Month Periods Ended		For the Nine-Month Periods Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Numerator:
Net income (loss)	$2,090	$(7,402)	$9,148	$(47,318)
Denominator:
Weighted average shares of common stock outstanding (1), basic	184,554	142,123	165,877	140,559
Net income (loss) per share, basic	$0.01	$(0.05)	$0.06	$(0.34)

Weighted average shares of common stock outstanding (1), diluted	188,246	142,123	170,667	140,559
Net income (loss) per share, diluted	$0.01	$(0.05)	$0.05	$(0.34)
Dilutive securities outstanding not included in the computation of diluted net income (loss) per share as their effect is antidilutive:
Stock options	6,885	13,950	6,360	13,950

(1)
The calculation of weighted average shares of common stock outstanding includes all vested deferred restricted stock units.

15. SUBSEQUENT EVENTS

Pending acquisition

On November 14, 2021, Aveanna Healthcare, LLC, a Delaware limited liability company (“Buyer”) and indirect wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Dunn & Berger, Inc. d/b/a Accredited Nursing Services, a California corporation (“Accredited”), Barry R. Berger and Jill Taffy Steinfeld-Berger, Trustees of The Barry R. Berger and Jill Taffy Steinfeld-Berger Family Trust dated September 19, 2006 seller ("Seller"), and the other parties thereto, to acquire all of the issued and outstanding stock of Accredited for aggregate consideration of (i) $180.0 million in cash plus (ii) $45.0 million in cash that will be held in escrow (the “Escrowed Purchase Price”), pending final reconciliation, in accordance with the terms of the Purchase Agreement, of Accredited’s volumes for September, October, and November of 2021. Any portion of the Escrowed Purchase Price not payable to Seller will be returned to Buyer. The purchase price payable by Buyer is additionally subject to a customary purchase price adjustment mechanism providing for a normalized level of working capital and that Accredited, together with its subsidiaries, be free of cash and debt at closing. The transaction is subject to customary conditions, including the absence of legal restraints and the termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Securitization

On November 12, 2021, the Company (through a wholly owned special purpose entity, Aveanna SPV I, LLC) entered into a Receivables Financing Agreement with a bank (the “Securitization Facility”) with a termination date of November 12, 2024. The Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the Company's patient accounts receivable. The maximum amount available under the Securitization Facility is $150.0 million subject to maintaining certain borrowing base requirements. Borrowings under this facility carry variable interest rates tied to BSBY plus an applicable margin.

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

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52-week or 53-week fiscal year. “Fiscal year 2021” refers to the 52-week fiscal year ended on January 1, 2022. “Fiscal year 2020” refers to the 53-week fiscal year ended on January 2, 2021. The “three-month period ended October 2, 2021”, or “third quarter 2021” refers to the 13-week fiscal quarter ended on October 2, 2021. The “three-month period ended September 26, 2020” or “third quarter 2020” refers to the 13-week fiscal quarter ended on September 26, 2020. The “nine-month period ended October 2, 2021”, or “first nine-months of 2021” refers to the period from January 3, 2021 through October 2, 2021. The “nine-month period ended September 26, 2020”, or “first nine-months of 2020” refers to the period from December 29, 2019 through September 26, 2020.

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

The following table summarizes the revenues generated by each of our segments for the three-month periods ended October 2, 2021 and September 26, 2020, respectively:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the three-month period ended October 2, 2021	$411,276	$327,133	$47,000	$37,143
Percentage of consolidated revenue		80%	11%	9%
For the three-month period ended September 26, 2020	$366,003	$328,985	$4,690	$32,328
Percentage of consolidated revenue		90%	1%	9%

The following table summarizes the revenues generated by each of our segments for the nine-month periods ended October 2, 2021 and September 26, 2020, respectively:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the nine-month period ended October 2, 2021	$1,264,548	$1,027,640	$128,589	$108,319
Percentage of consolidated revenue		81%	10%	9%
For the nine-month period ended September 26, 2020	$1,072,803	$963,694	$13,823	$95,286
Percentage of consolidated revenue		90%	1%	9%

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

Acquisitions and other Factors Affecting Results of Operations and Comparability

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

In the fourth fiscal quarter of 2020, we acquired two companies that primarily deliver home health and hospice services, as well as PDN services (collectively, the “2020 HHH Acquisitions”). The 2020 HHH Acquisitions generated revenues in 2020 prior to being acquired by us of $104.1 million and $13.1 million after being acquired by us. The 2020 HHH Acquisitions generated operating income in 2020 prior to being acquired by us of $0.9 million and $2.6 million after being acquired by us. Home health and hospice businesses are primarily reimbursed by Medicare for services rendered and these new lines of business have accordingly begun to diversify our current payer base beyond Medicaid and Medicaid Managed Care revenue. We report the results of the 2020 HHH Acquisitions in our HHH segment and PDS segment.

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

With the onset of the COVID-19 pandemic in March 2020, we began incurring incremental costs of patient services in the form of incremental compensation paid to caregivers such as hero pay, COVID-19 relief pay, incremental overtime, and other retention-related compensation to maintain our clinical workforce in the COVID-19 environment. We also incurred incremental PPE costs to support our caregivers and care for our patients. The nature of the incremental COVID-19 costs we have incurred has changed over time as dictated by the continually evolving COVID-19 environment. We believe we will continue to incur incremental COVID-19 costs through the remainder of 2021, including newly mandated medical removal protection benefits for our caregivers as required by OSHA's Emergency Temporary Standard and costs required to comply with Federal, State and Local vaccination mandates and testing requirements; retention and incentive related compensation to maintain our clinical workforce in the COVID-19 environment; as well as PPE costs.

Despite the recent surges in COVID-19 cases attributable to the Delta variant and the attendant pressures on our clinical workforce, we continue to execute on our strategic business plans to grow our services both organically and through acquisitions. As the percentage of vaccinated caregivers grows and as caregivers return to the workforce, we believe this will increase our staffed hours and allow us to meet more of the unmet patient demand for our services.

The following factors, however, could negatively impact our results of operations in the future as a result of COVID-19: a further increase in the number of cases due to the Delta or other variants; any future shelter-in-place orders; a decrease in the rate of return of confidence in our patients’ families to allow our caregivers into their homes; the return of patient confidence to enter a hospital or a doctor’s office; our ability to attract and retain qualified caregivers as a result of COVID-19 quarantine requirements or due to caregiver non-compliance with vaccination and testing mandates; uncertainty regarding vaccine distribution timing and efficacy; and our ability to readily access referrals from children’s hospitals. Potential negative impacts of COVID-19 on our results include lower revenue or higher salary and wage expenses due to increased market rate expectations of caregivers, and any future spikes in PPE supply or mandated COVID-19 testing costs. The impacts to revenue may consist of the following: lower volumes due to interruption of the operations of our referral sources; lower volumes due to lack of availability of caregivers in the workforce; patient unwillingness to accept services in their homes; lower reimbursement due to missed home health visits; and lower reimbursement rates due to any negative impacts to state Medicaid budgets as a result of the pandemic.

On November 4, 2021, the Occupational Safety and Health Administration (“OSHA”) issued the COVID-19 Vaccination and Testing Emergency Temporary Standard (“ETS”) implementing certain workplace safety elements related to Covid-19 vaccination and/or testing requirements. The ETS requires employers with 100 or more employees, to develop, implement, and enforce a mandatory COVID-19 vaccination policy or implement an alternative standard that includes weekly testing. Covered employers are required to determine the vaccination status of each employee, obtain proof of vaccination, properly maintain records and a roster of vaccination status. Covered employers must provide employees with up to four hours of supplemental paid leave for employees to receive each primary vaccination dose (up to eight hours where two shots are required), and “reasonable” time and paid leave for an employee to recover from the side effects of the COVID-19 vaccine (up to two days per vaccination dose). The ETS also includes employee notice requirements, where employees must promptly provide notice when they receive a positive COVID-19 test or are diagnosed with COVID-19 and a requirement that employers immediately remove employees with COVID-19 from the workplace. Finally, the ETS includes additional employer notice, reporting requirements, and recordkeeping requirements. The ETS is effective upon publication and employers must comply with most ETS provisions within 30 days (December 5, 2021) and with optional testing requirements within 60 days (January 4, 2022). The Fifth Circuit Court of Appeals has currently issued a stay of the effectiveness of the ETS.

Furthermore, on November 4, 2021, the Centers for Medicare & Medicaid Services (“CMS”) issued an interim final rule (“IFR”) requiring COVID-19 vaccinations for workers in most health care settings covered by applicable Conditions of Participation, including home health and hospice facilities, that participate in the Medicare and Medicaid programs. The IFR is effective as of November 5, 2021. Under the IRF, all covered healthcare workers and related support staff must be fully vaccinated by January 4, 2022. The vaccination requirement applies to all eligible staff working at a facility that participates in Medicare and Medicaid programs, regardless of clinical responsibility or patient care, including staff who work in offsite locations, such as homes, clinics or administrative offices. The requirement does not apply to individuals who provide services 100% remotely and have no direct contact with patients and other staff. The IRF requires health care providers to establish a process or policy to ensure covered staff, except for those individuals who are granted a religious or medical exemption, are fully vaccinated over two phases. By Phase 1, within 30 days of the IRF’s publication, or by December 6, 2021, all covered staff at all applicable health care facilities must have received their first dose of a 2-shot series (Moderna or Pfizer, currently) or a single dose of a 1-shot vaccine (Johnson and Johnson, currently). Covered staff must complete this step before they can provide any care, treatment or other services for the facility and/or its patients. By Phase 2, within 60 days of the IRF’s publication, or by January 4, 2022, all staff must complete the primary vaccination series. Under this vaccination requirement, all covered staff at health care facilities must be fully vaccinated. Fully vaccinated is defined by CMS as two weeks or more since the individual completed a primary vaccination series for COVID-19. Staff who complete their primary vaccination series by the Phase 2 implementation date will be considered fully vaccinated even if the two-week post-series waiting period has not elapsed. If a healthcare company is deemed to be noncompliant with the requirement, CMS has a number of enforcement tools at its disposal, including assessment of civil monetary penalties, denial of payment and termination from the Medicare and Medicaid program.

As discussed previously, vaccination and testing mandates like the ETS and IRF could negatively impact our results of operations by reducing our operational capacity as a result of fewer available caregivers or increasing salary and wage expenses in response to increased market rate expectations. These vaccination mandates could lead to additional employee turnover, including turnover caused by employees moving to smaller employers that are exempt from the ETS or to companies with service lines that are not covered by the IRF. If we are unable to continue to attract and retain employees at our current level, we could be required to increase employee compensation in an effort to prevent understaffing of our operations. The IRF and ETS also conflict with various state laws and mandates prohibiting Covid-19 vaccination mandates. The IRF and ETS requirements place the Company in the position of either violating federal regulations or applicable state laws, which could result in state agency fines and licensure revocation for possible non-compliance with state vaccine mandate prohibitions.

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
•
Deferred payment of the employer portion of social security taxes: We were permitted to defer payments of the employer portion of social security taxes in fiscal year 2020, which are payable in 50% increments, with the first 50% due by December 31, 2021 and the second 50% due by December 31, 2022. We did not defer any payroll taxes after December 31, 2020. As of October 2, 2021, we had deferred payment of $51.4 million of social security taxes in total, which is recorded in the current portion of deferred payroll taxes and in the deferred payroll taxes, less current portion liabilities on the accompanying consolidated balance sheet. We did not commence deferrals until April 1, 2020; therefore, we did not defer any payroll taxes during the three-month period ended March 28, 2020.
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
•
Medicare Advances: Certain of the home health and hospice companies the Company has acquired received advance payments from the Centers for Medicare & Medicaid Services (“CMS”) in April 2020, pursuant to the expansion of the Accelerated Payments Program provided for in the CARES Act. These advances became repayable beginning one year from the date on which the accelerated advance was issued. The repayments occur via offsets by Medicare to current payments otherwise due from Medicare at a rate of 25% for the first eleven months. After the eleven months end, payments will be recouped at a rate of 50% for another six months, after which any remaining balance will become due. Gross advances received by acquired companies in April 2020 totaled $15.7 million. The Company began repaying the gross amount of the advances, via the offset mechanism described above, during the second quarter of 2021, and had repaid an aggregate amount of $8.8 million of such advances as of October 2, 2021. Remaining unpaid advances as of October 2, 2021 totaled $6.9 million and are recorded in other current liabilities on the accompanying consolidated balance sheet.
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

Results of Operations

Three-Month Period Ended October 2, 2021 Compared to the Three-Month Period Ended September 26, 2020

The following table summarizes our consolidated results of operations for the three-month periods indicated:

	For the Three-Month Periods Ended
(dollars in thousands)	October 2, 2021	% of Revenue	September 26, 2020	% of Revenue	Change	% Change
Revenue	$411,276	100.0%	$366,003	100.0%	$45,273	12.4%
Cost of revenue, excluding depreciation and amortization	271,534	66.0%	251,873	68.8%	19,661	7.8%
Gross margin	$139,742	34.0%	$114,130	31.2%	$25,612	22.4%
Branch and regional administrative expenses	76,370	18.6%	59,641	16.3%	16,729	28.0%
Field contribution	$63,372	15.4%	$54,489	14.9%	$8,883	16.3%
Corporate expenses	37,873	9.2%	32,493	8.9%	5,380	16.6%
Depreciation and amortization	5,145	1.3%	3,922	1.1%	1,223	31.2%
Acquisition-related costs	2,007	0.5%	4,510	1.2%	(2,503)	-55.5%
Other operating expenses	-	0.0%	687	0.2%	(687)	-100.0%
Operating income	$18,347	4.5%	$12,877	3.5%	$5,470	42.5%
Interest expense, net of interest income	(12,062)		(19,027)		6,965	-36.6%
Loss on debt extinguishment	(4,784)		-		(4,784)	-
Other (expense)	(511)		(1,723)		1,212	-70.3%
Income tax benefit	1,100		471		629	133.5%
Net income (loss)	$2,090		$(7,402)		$9,492	-128.2%

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the three-month periods indicated:

	For the Three-Month Periods Ended
(dollars in thousands)	October 2, 2021	September 26, 2020	Change	% Change
Revenue	$411,276	$366,003	$45,273	12.4%
Cost of revenue, excluding depreciation and amortization	271,534	251,873	19,661	7.8%
Gross margin	$139,742	$114,130	$25,612	22.4%
Gross margin percentage	34.0%	31.2%
Branch and regional administrative expenses	76,370	59,641	16,729	28.0%
Field contribution	$63,372	$54,489	$8,883	16.3%
Field contribution margin	15.4%	14.9%
Corporate expenses	$37,873	$32,493	$5,380	16.6%
As a percentage of revenue	9.2%	8.9%
Operating income	$18,347	$12,877	$5,470	42.5%
As a percentage of revenue	4.5%	3.5%

The following tables summarize our key performance measures by segment for the three-month periods indicated:

	PDS
	For the Three-Month Periods Ended
(dollars and hours in thousands)	October 2, 2021	September 26, 2020	Change	% Change
Revenue	$327,133	$328,985	$(1,852)	-0.6%
Cost of revenue, excluding depreciation and amortization	226,540	231,454	(4,914)	-2.1%
Gross margin	$100,593	$97,531	$3,062	3.1%
Gross margin percentage	30.7%	29.6%		1.1%	(4)
Hours	8,998	9,409	(411)	-4.4%
Revenue rate	$36.36	$34.96	$1.40	3.8%	(1)
Cost of revenue rate	$25.18	$24.60	$0.58	2.3%	(2)
Spread rate	$11.18	$10.37	$0.81	7.5%	(3)

	HHH
	For the Three-Month Periods Ended
(dollars and admissions/episodes in thousands)	October 2, 2021	September 26, 2020	Change	% Change
Revenue	$47,000	$4,690	$42,310	902.1%
Cost of revenue, excluding depreciation and amortization	24,130	2,774	21,356	769.9%
Gross margin	$22,870	$1,916	$20,954	1093.6%
Gross margin percentage	48.7%	40.9%		7.8%	(4)
Home health total admissions (5)**	11.6	**	**	**
Home health episodic admissions (6)**	7.1	**	**	**
Home health total episodes (7)**	10.5	**	**	**
Home health revenue per completed episode (8)**	$2,894	**	**	**

	MS
	For the Three-Month Periods Ended
(dollars and UPS in thousands)	October 2, 2021	September 26, 2020	Change	% Change
Revenue	$37,143	$32,328	$4,815	14.9%
Cost of revenue, excluding depreciation and amortization	20,864	17,645	3,219	18.2%
Gross margin	$16,279	$14,683	$1,596	10.9%
Gross margin percentage	43.8%	45.4%		-1.6%	(4)
Unique patients served (“UPS”)	78	70	8	11.4%
Revenue rate	$476.19	$461.83	$14.36	3.5%	(1)
Cost of revenue rate	$267.49	$252.07	$15.42	6.8%	(2)
Spread rate	$208.71	$209.76	$(1.06)	-0.5%	(3)

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

** We entered the home health business in the fourth fiscal quarter of 2020. The metrics presented for the three-month period ended October 2, 2021 pertain to the home health component of the HHH segment. These metrics do not pertain to the hospice portion of this segment or certain other Medicare services provided in this segment, neither of which are material in the aggregate for the period presented.

The following discussion of our results of operations should be read in conjunction with the foregoing tables summarizing our consolidated results of operations and key performance measures.

Summary Operating Results

Operating Income

Our operating income was $18.3 million, or 4.5% of revenue, for the three-month period ended October 2, 2021, as compared to operating income of $12.9 million, or 3.5% of revenue, for the three-month period ended September 26, 2020, an increase of $5.5 million.

Operating income for the third quarter of 2021 was positively impacted by an increase of $8.9 million, or 16.3%, in Field contribution as compared to the third quarter of 2020. The $8.9 million increase in Field contribution was delivered by a $45.3 million, or 12.4%, increase in consolidated revenue, combined with a 0.5% improvement in our Field contribution margin to 15.4% for the third quarter of 2021 from 14.9% for the third quarter of 2020.

The $5.5 million net increase in operating income was primarily attributable to the $8.9 million increase in Field contribution, in addition to the following activity:

•
a $2.5 million decrease in acquisition-related costs; net of,
•
a $5.4 million increase in corporate expenses over the prior year quarter.

Net Income (Loss)

The $9.5 million improvement in net income (loss) for the three-month period ended October 2, 2021, as compared to the three-month period ended September 26, 2020, resulted from the following:

•
the previously discussed $5.5 million increase in operating income;
•
a $7.0 million decrease in interest expense, net of interest income;
•
a $4.8 million loss on debt extinguishment related to the refinancing of our remaining term loans during the three-month period ended October 2, 2021;
•
a $0.5 million increase in other expense; and
•
a $0.6 million increase in income tax benefit.

Revenue

Revenue was $411.3 million for three-month period ended October 2, 2021 as compared to $366.0 million for three-month period ended September 26, 2020, an increase of $45.3 million, or 12.4%. This increase resulted from the following segment activity:

•
a $1.9 million, or 0.6%, decrease in PDS revenue;
•
a $42.3 million, or 902.1%, increase in HHH revenue; and
•
a $4.8 million, or 14.9%, increase in MS revenue.

Our PDS segment revenue decrease of $1.9 million, or 0.6%, for the three-month period ended October 2, 2021 was attributable to volume decreases of 4.4% in our skilled and unskilled businesses, net of an increase in revenue rate of 3.8%. The primary drivers of the net volume decrease were the continuing impact of the COVID-19 environment on caregiver recruitment and retention, net of new volumes contributed by the 2020 PDS Acquisitions completed in August and September of 2020.

The net 3.8% increase in PDS revenue rate for the three-month period ended October 2, 2021, compared to the three-month period ended September 26, 2020, resulted primarily from rate increases issued by various state Medicaid programs and Managed Medicaid payors.

Our HHH segment revenue growth of $42.3 million, or 902.1%, for the three-month period ended October 2, 2021 resulted from the incremental revenue generated by the 2020 HHH Acquisitions as well as the Doctor’s Choice acquisition completed on April 16, 2021.

Our MS segment revenue growth of $4.8 million, or 14.9%, for the three-month period ended October 2, 2021, as compared to the three-month period ended September 26, 2020, was attributable to 11.4% volume growth combined with an increase in revenue rate of 3.5%. Overall, our MS volumes in the third quarter of 2021 grew both as a result of the 2020 PDS Acquisitions and organically. One of the 2020 PDS Acquisitions, D&D Services, Inc. d/b/a Preferred Pediatric Home Health Care (“Preferred”), contained MS businesses in two new markets, Illinois and Oklahoma, which we have now integrated into the overall MS segment platform. The 3.5% revenue rate increase primarily resulted from a shift in product mix.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $271.5 million for the three-month period ended October 2, 2021, as compared to $251.9 million for the three-month period ended September 26, 2020, an increase of $19.7 million, or 7.8%. This increase resulted from the following segment activity:

•
a $4.9 million, or 2.1%, decrease in PDS cost of revenue;
•
a $21.4 million, or 769.9%, increase in HHH cost of revenue; and
•
a $3.2 million, or 18.2%, increase in MS cost of revenue.

The 2.1% decrease in PDS cost of revenue for the three-month period ended October 2, 2021 resulted from the previously noted 4.4% decrease in PDS volumes for the third quarter of 2021, net of a 2.3% increase in PDS cost of revenue rate. The increase in cost of PDS revenue rate primarily resulted from higher caregiver labor costs, including pass-through of state reimbursement rate increases, net of a decrease in COVID-19 related costs and lower professional liability and workers' compensation insurance costs compared to the third quarter of 2020.

We believe we will continue to incur incremental COVID-19 costs through the remainder of 2021, including newly mandated sick leave for our caregivers required by OSHA's Emergency Temporary Standard and costs required to comply with federal, state and local vaccination mandates and testing requirements; retention and incentive compensation to maintain our clinical workforce in the COVID-19 environment; and PPE costs, all as dictated by the continually evolving COVID-19 environment.

The 769.9% increase in HHH cost of revenue for the three-month period ended October 2, 2021 was driven by the increased volumes associated with the 2020 HHH Acquisitions as well as the Doctor’s Choice acquisition.

The 18.2% increase in MS cost of revenue for the three-month period ended October 2, 2021 was driven by the previously noted 11.4% growth in MS volumes in the third quarter of 2021, as well as a 6.8% increase in cost of revenue rate. The increase in cost of revenue rate was primarily attributable to a shift in product mix.

Gross Margin and Gross Margin Percentage

Gross margin was $139.7 million, or 34.0% of revenue, for the three-month period ended October 2, 2021, as compared to $114.1 million, or 31.2% of revenue, for the three-month period ended September 26, 2020. Gross margin increased $25.6 million, or 22.4%, year over year. The 2.8% increase in gross margin percentage for the three-month period ended October 2, 2021 resulted from the combined changes in our revenue rates and cost of revenue rates in each of our segments, which we refer to as the change in our spread rate, as follows:

•
a 7.5% increase in PDS spread rate from $10.37 to $11.18, driven by the 3.8% increase in PDS revenue rate, net of the 2.3% increase in PDS cost of revenue rate;
•
a 0.5% decrease in MS spread rate from $209.76 to $208.71, driven by the 3.5% increase in MS revenue rate, net of the 6.8% increase in MS cost of revenue rate; and
•
our HHH segment, which increased HHH gross margin percentage by 7.8% through the 2020 HHH Acquisitions and the Doctor’s Choice acquisition.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $76.4 million, or 18.6% of revenue, for the three-month period ended October 2, 2021, as compared to $59.6 million, or 16.3% of revenue, for the three-month period ended September 26, 2020, an increase of $16.7 million, or 28.0%.

The increase in branch and regional administrative expenses of $16.7 million, or 28.0%, exceeded revenue growth of 12.4% for the three-month period ended October 2, 2021, as compared to the three-month period ended September 26, 2020. The increase in branch and regional administrative expenses as a percentage of revenue of 2.3% was primarily driven by higher HHH branch and regional administrative expenses as a percentage of revenue than our historical consolidated averages which are necessary to support our HHH operations. While our HHH businesses have higher gross margins than our PDS businesses, they have higher branch and regional administrative expenses than our PDS businesses. The higher HHH branch and regional administrative expenses were partially offset by lower COVID-19 related expenses during the three-month period ended October 2, 2021.

Field Contribution and Field Contribution Margin

Field contribution was $63.4 million, or 15.4% of revenue, for the three-month period ended October 2, 2021 as compared to $54.5 million, or 14.9% of revenue, for the three-month period ended September 26, 2020. Field contribution increased $8.9 million, or 16.3%, for the three-month period ended October 2, 2021, as compared to the three-month period ended September 26, 2020. The 0.5% increase in Field contribution margin for the three-month period ended October 2, 2021 resulted from the following:

•
the 2.8% increase in gross margin percentage in the three-month period ended October 2, 2021, as compared to the three-month period ended September 26, 2020; net of
•
the 2.3% increase in branch and regional administrative expenses as a percentage of revenue in the three-month period ended October 2, 2021, as compared to the three-month period ended September 26, 2020.

Field Contribution and Field Contribution Margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the three-month periods ended October 2, 2021 and September 26, 2020 were as follows:

	For the Three-Month Periods Ended
(dollars in thousands)	October 2, 2021	September 26, 2020
Revenue	$411,276	$366,003
Corporate expenses	$37,873	$32,493
As a percentage of revenue	9.2%	8.9%

Corporate expenses were $37.9 million, or 9.2% of revenue, for the three-month period ended October 2, 2021, as compared to $32.5 million, or 8.9% of revenue, for the three-month period ended September 26, 2020. The $5.4 million, or 16.6%, increase in quarter over quarter corporate expenses resulted primarily from increased professional services associated with $2.7 million of incremental debt modification expenses and a $2.6 million non-cash compensation expense charge related to performance-vesting options. We incurred debt modification expenses of $7.0 million in the third quarter of 2021 associated with the refinancing of our first lien term loans. We incurred debt modification expenses of $4.3 million in the third quarter of 2020 related to the additional $185.0 first lien debt used to fund our 2020 PDS Acquisitions and 2020 HHH Acquisitions.

Depreciation and Amortization

Depreciation and amortization were $5.1 million for the three-month period ended October 2, 2021, compared to $3.9 million for the three-month period ended September 26, 2020, an increase of $1.2 million, or 31.2%. The $1.2 million increase in depreciation and amortization in 2020 resulted from incremental capital expenditures in fiscal year 2020 that were in service for a full quarter in the third quarter 2021, and incremental depreciation and amortization associated with assets acquired in connection with the 2020 PDS Acquisitions, 2020 HHH Acquisitions, and Doctor’s Choice.

Acquisition-related Costs

Acquisition-related costs were $2.0 million for the three-month period ended October 2, 2021, compared to $4.5 million for the three-month period ended September 26, 2020. Acquisition-related costs included in the three-month period ended October 2, 2021 were primarily related to acquisition costs associated with pending acquisitions. In the third quarter of 2020, the Company incurred costs associated with the 2020 PDS Acquisitions.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $12.1 million for the three-month period ended October 2, 2021, compared to $19.0 million for the three-month period ended September 26, 2020, a decrease of $7.0 million, or 36.6%. The primary drivers of the net decrease were the following:

•
a decrease in interest associated with our $407.0 million aggregate repayment of first and second lien term loans in May 2021 with proceeds from our IPO; and
•
a decrease in interest resulting from a reduction in the interest rate under our first lien term loan subsequent to the refinancing in July 2021.

Loss on Debt Extinguishment

Loss on debt extinguishment was $4.8 million for the three-month period ended October 2, 2021. During the three-month period ended October 2, 2021, the Company wrote off debt issuance costs in connection with the refinancing of the $860.0 first lien term loan. There were no such costs in the three-month period ended September 26, 2020.

Other Expense

Other expense was $0.5 million for the three-month period ended October 2, 2021, compared to $1.7 million for the three-month period ended September 26, 2020, a decrease of $1.2 million. Other expense during the comparable three-month periods included gains and losses to measure our interest rate derivatives at fair value, as well as the net settlements we incur with counterparties under our interest rate swap agreements. Other expense included the following:

	For the Three-Month Periods Ended
(dollars in thousands)	October 2, 2021	September 26, 2020
Valuation gain to state interest rate derivatives at fair value	$1,393	$1,157
Net settlements incurred with swap counterparties	(1,959)	(2,770)
Other	55	(110)
Total other (expense)	$(511)	$(1,723)

Income Taxes

We incurred income tax benefit of $1.1 million for the three-month period ended October 2, 2021, as compared to income tax benefit of $0.5 million for the three-month period ended September 26, 2020. This increase in tax benefit was primarily driven by the reversal in the third quarter of 2021 of a pre-acquisition tax position initially recorded through goodwill, along with changes in federal and state valuation allowances and state tax expense.

Nine-Month Period Ended October 2, 2021 Compared to the Nine-Month Period Ended September 26, 2020

The following table summarizes our consolidated results of operations for the nine-month periods indicated:

	For the Nine-Month Periods Ended
(dollars in thousands)	October 2, 2021	% of Revenue	September 26, 2020	% of Revenue	Change	% Change
Revenue	$1,264,548	100.0%	$1,072,803	100.0%	$191,745	17.9%
Cost of revenue, excluding depreciation and amortization	846,534	66.9%	744,503	69.4%	102,031	13.7%
Gross margin	$418,014	33.1%	$328,300	30.6%	$89,714	27.3%
Branch and regional administrative expenses	223,462	17.7%	174,455	16.3%	49,007	28.1%
Field contribution	$194,552	15.4%	$153,845	14.3%	$40,707	26.5%
Corporate expenses	97,673	7.7%	81,039	7.6%	16,634	20.5%
Goodwill impairment	-	0.0%	75,727	7.1%	(75,727)	-100.0%
Depreciation and amortization	15,163	1.2%	12,339	1.2%	2,824	22.9%
Acquisition-related costs	4,779	0.4%	4,679	0.4%	100	2.1%
Other operating expenses	-	0.0%	1,274	0.1%	(1,274)	-100.0%
Operating income (loss)	$76,937	6.1%	$(21,213)	-2.0%	$98,150	-462.7%
Interest expense, net of interest income	(53,611)		(58,725)		5,114	-8.7%
Loss on debt extinguishment	(13,702)		(73)		(13,629)	18669.9%
Other (expense) income	(1,088)		35,608		(36,696)	-103.1%
Income tax benefit (expense)	612		(2,915)		3,527	-121.0%
Net income (loss)	$9,148		$(47,318)		$56,466	-119.3%

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the nine-month periods indicated:

	For the Nine-Month Periods Ended
(dollars in thousands)	October 2, 2021	September 26, 2020	Change	% Change
Revenue	$1,264,548	$1,072,803	$191,745	17.9%
Cost of revenue, excluding depreciation and amortization	846,534	744,503	102,031	13.7%
Gross margin	$418,014	$328,300	$89,714	27.3%
Gross margin percentage	33.1%	30.6%
Branch and regional administrative expenses	223,462	174,455	49,007	28.1%
Field contribution	$194,552	$153,845	$40,707	26.5%
Field contribution margin	15.4%	14.3%
Corporate expenses	$97,673	$81,039	$16,634	20.5%
As a percentage of revenue	7.7%	7.6%
Operating income (loss)	$76,937	$(21,213)	$98,150	-462.7%
As a percentage of revenue	6.1%	-2.0%

The following tables summarize our key performance measures by segment for the nine-month periods indicated:

	PDS
	For the Nine-Month Periods Ended
(dollars and hours in thousands)	October 2, 2021	September 26, 2020	Change	% Change
Revenue	$1,027,640	$963,694	$63,946	6.6%
Cost of revenue, excluding depreciation and amortization	719,435	683,492	35,943	5.3%
Gross margin	$308,205	$280,202	$28,003	10.0%
Gross margin percentage	30.0%	29.1%		0.9%	(4)
Hours	28,828	27,338	1,490	5.5%
Revenue rate	$35.65	$35.25	$0.40	1.1%	(1)
Cost of revenue rate	$24.96	$25.00	$(0.04)	-0.2%	(2)
Spread rate	$10.69	$10.25	$0.44	4.5%	(3)

	HHH
	For the Nine-Month Periods Ended
(dollars and admissions/episodes in thousands)	October 2, 2021	September 26, 2020	Change	% Change
Revenue	$128,589	$13,823	$114,766	830.3%
Cost of revenue, excluding depreciation and amortization	67,224	8,273	58,951	712.6%
Gross margin	$61,365	$5,550	$55,815	1005.7%
Gross margin percentage	47.7%	40.2%		7.5%	(4)
Home health total admissions (5)**	29.1	**	**	**
Home health episodic admissions (6)**	18.0	**	**	**
Home health total episodes (7)**	26.5	**	**	**
Home health revenue per completed episode (8)**	$2,894	**	**	**

	MS
	For the Nine-Month Periods Ended
(dollars and UPS in thousands)	October 2, 2021	September 26, 2020	Change	% Change
Revenue	$108,319	$95,286	$13,033	13.7%
Cost of revenue, excluding depreciation and amortization	59,875	52,738	7,137	13.5%
Gross margin	$48,444	$42,548	$5,896	13.9%
Gross margin percentage	44.7%	44.7%		0.0%	(4)
Unique patients served (“UPS”)	229	210	19	9.0%
Revenue rate	$473.01	$453.74	$19.27	4.7%	(1)
Cost of revenue rate	$261.46	$251.13	$10.33	4.5%	(2)
Spread rate	$211.55	$202.61	$8.94	4.9%	(3)

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

** We entered the home health business in the fourth fiscal quarter of 2020. The metrics presented for the three-month period ended October 2, 2021 pertain to the home health component of the HHH segment. These metrics do not pertain to the hospice portion of this segment or certain other Medicare services provided in this segment, neither of which are material in the aggregate for the period presented.

The following discussion of our results of operations should be read in conjunction with the foregoing tables summarizing our consolidated results of operations and key performance measures.

Summary Operating Results

Operating Income (Loss)

Overall, our operating income was $76.9 million, or 6.1% of revenue, for the nine-month period ended October 2, 2021, as compared to operating loss of $21.2 million, or 2.0% of revenue, for the nine-month period ended September 26, 2020, an increase of $98.2 million.

Operating income for the first nine-months of 2021 was positively impacted by an increase of $40.7 million, or 26.5%, in Field contribution as compared to the first nine-months of 2020. The $40.7 million increase in Field contribution was delivered by a $191.7 million, or 17.9%, increase in consolidated revenue, combined with a 1.1% improvement in our Field contribution margin to 15.4% for the first nine-months of 2021 from 14.3% for the first nine-months of 2020.

The $98.2 million net increase in operating income was primarily attributable to the $40.7 million increase in Field contribution, in addition to the following activity:

•
the absence in the current year of the $75.7 million non-cash charge for goodwill impairment recorded in the second fiscal quarter of 2020 related to our exit of the ABA Therapy business;
•
a $16.6 million increase in corporate expenses over the prior year to date period; and
•
a $2.8 million increase in depreciation expense.

Net Income (Loss)

The $56.5 million increase in net income for the nine-month period ended October 2, 2021, as compared to the nine-month period ended September 26, 2020, was primarily driven by the following:

•
the previously discussed $98.2 million increase in operating income;
•
a $5.1 million decrease in interest expense, net of interest income;
•
the absence of $50.0 million in other income associated with a legal settlement related to an acquisition which was received in the first quarter of 2020; net of a
•
$13.2 million net decrease in valuation charges associated with our interest rate swaps and net settlements incurred with swap counterparties;
•
a $13.6 million increase in loss on debt extinguishment related to the repayment of certain long-term debt obligations and refinancing of our remaining $860.0 million first lien term loan during the nine-month period ended October 2, 2021; and
•
a $3.5 million net decrease in income tax expense.

Revenue

Revenue was $1,264.5 million for nine-month period ended October 2, 2021 as compared to $1,072.8 million for nine-month period ended September 26, 2020, an increase of $191.7 million, or 17.9%. This increase resulted from the following segment activity:

•
a $63.9 million, or 6.6%, increase in PDS revenue;
•
a $114.8 million, or 830.3%, increase in HHH revenue; and
•
a $13.0 million, or 13.7%, increase in MS revenue.

Our PDS segment revenue growth of $63.9 million, or 6.6%, for the nine-month period ended October 2, 2021 was attributable to volume growth of 5.5%, and an increase in revenue rate of 1.1%. The primary driver of the 5.5% PDS year over year volume increase was incremental volume growth contributed by our 2020 PDS Acquisitions. We also realized strong growth in our unskilled businesses on a comparable year to date basis, net of volume decreases in our other PDS businesses due to the continuing impact of the COVID-19 environment.

The net 1.1% increase in PDS revenue rate for the nine-month period ended October 2, 2021, compared to the nine-month period ended September 26, 2020, resulted primarily from reimbursement rate increases issued by various state Medicaid programs and Managed Medicaid payors.

Our HHH segment revenue growth of $114.8 million, or 830.3%, for the nine-month period ended October 2, 2021 resulted from the incremental revenue generated by the 2020 HHH Acquisitions and Doctor’s Choice.

Our MS segment revenue growth of $13.0 million, or 13.7%, for the nine-month period ended October 2, 2021, as compared to the nine-month period ended September 26, 2020, was attributable to 9.0% volume growth combined with an increase in revenue rate of 4.7%. Overall, our MS volumes in the first nine-months of 2021 grew both as a result of the 2020 PDS Acquisitions and organically. One of the 2020 PDS Acquisitions, Preferred, contained MS businesses in two new markets, Illinois and Oklahoma, which we have now integrated into the overall MS segment platform. The 4.7% revenue rate increase primarily resulted from a shift in product mix.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $846.5 million for the nine-month period ended October 2, 2021, as compared to $744.5 million for the nine-month period ended September 26, 2020, an increase of $102.0 million, or 13.7%. This increase resulted from the following segment activity:

•
a $35.9 million, or 5.3%, increase in PDS cost of revenue;
•
a $59.0 million, or 712.6%, increase in HHH cost of revenue; and
•
a $7.1 million, or 13.5%, increase in MS cost of revenue.

The 5.3% increase in PDS cost of revenue for the nine-month period ended October 2, 2021 resulted from the previously noted 5.5% growth in PDS volumes for the first nine-months of 2021, net of a 0.2% decrease in PDS cost of revenue rate. The 0.2% decrease in cost of revenue rate primarily resulted from the growth of our unskilled business, which has significantly lower cost of revenue rates than the hourly rates in the balance of our PDS businesses, together with a decrease in COVID-19 related costs and lower professional liability and workers' compensation insurance costs compared to the nine-month period ended September 26, 2020. The decreases in cost of revenue rate were partially offset by higher caregiver labor costs including pass-through of state reimbursement rate increases in the nine-month period ended October 2, 2021.

We believe we will continue to incur incremental COVID-19 costs through the remainder of 2021, including newly mandated sick leave for our caregivers required by OSHA's Emergency Temporary Standard and costs required to comply with federal, state and local vaccination mandates and testing requirements; retention and incentive compensation to maintain our clinical workforce in the COVID-19 environment; and PPE costs, all as dictated by the continually evolving COVID-19 environment.

The 712.6% increase in HHH cost of revenue for the nine-month period ended October 2, 2021 was driven by the increased volumes associated with the 2020 HHH Acquisitions and Doctor’s Choice.

The 13.5% increase in MS cost of revenue for the nine-month period ended October 2, 2021 was driven by the previously noted 9.0% growth in MS volumes during 2021, as well as a 4.5% increase in cost of revenue rate. The increase in cost of revenue rate was primarily attributable to a shift in product mix.

Gross Margin and Gross Margin Percentage

Gross margin was $418.0 million, or 33.1% of revenue, for the nine-month period ended October 2, 2021, as compared to $328.3 million, or 30.6% of revenue, for the nine-month period ended September 26, 2020. Gross margin increased $89.7 million, or 27.3%, year over year. The 2.5% increase in gross margin percentage for the nine-month period ended October 2, 2021 resulted from the combined changes in our revenue rates and cost of revenue rates in each of our segments, which we refer to as the change in our spread rate, as follows:

•
a 4.5% increase in PDS spread rate from $10.25 to $10.69, driven by the 1.1% increase in PDS revenue rate and the 0.2% decrease in PDS cost of revenue rate;

•
a 4.9% increase in MS spread rate from $202.61 to $211.55, driven by the 4.7% increase in MS revenue rate, net of the 4.5% increase in MS cost of revenue rate; and
•
our HHH segment, which increased HHH gross margin percentage by 7.5% through the 2020 HHH Acquisitions and the Doctor’s Choice acquisition.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $223.5 million, or 17.7% of revenue, for the nine-month period ended October 2, 2021, as compared to $174.5 million, or 16.3% of revenue, for the nine-month period ended September 26, 2020, an increase of $49.0 million, or 28.1%.

The increase in branch and regional administrative expenses of $49.0 million, or 28.1%, exceeded revenue growth of 17.9% for the nine-month period ended October 2, 2021, as compared to the nine-month period ended September 26, 2020. The increase in branch and regional administrative expenses as a percentage of revenue of 1.4% was primarily driven by higher HHH branch and regional administrative expenses as a percentage of revenue than our historical consolidated averages which are necessary to support our HHH operations; net of higher costs savings as a percentage of revenue than our consolidated average resulting from our exit of the ABA Therapy business in the second fiscal quarter of 2020 and lower COVID-19 related expenses. While our HHH businesses have higher gross margins than our PDS businesses, they have higher branch and regional administrative expenses than our PDS businesses.

Field Contribution and Field Contribution Margin

Field contribution was $194.6 million, or 15.4% of revenue, for the nine-month period ended October 2, 2021 as compared to $153.8 million, or 14.3% of revenue, for the nine-month period ended September 26, 2020. Field contribution increased $40.7 million, or 26.5%, for the nine-month period ended October 2, 2021, as compared to the nine-month period ended September 26, 2020. The 1.1% increase in Field contribution margin for the nine-month period ended October 2, 2021 resulted from the following:

•
the 2.5% increase in gross margin percentage in the nine-month period ended October 2, 2021, as compared to the nine-month period ended September 26, 2020; net of
•
the 1.4% increase in branch and regional administrative expenses as a percentage of revenue in the nine-month period ended October 2, 2021, as compared to the nine-month period ended September 26, 2020.

Field Contribution and Field Contribution Margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the nine-month periods ended October 2, 2021 and September 26, 2020 were as follows:

	For the Nine-Month Periods Ended
(dollars in thousands)	October 2, 2021	September 26, 2020
Revenue	$1,264,548	$1,072,803
Corporate expenses	$97,673	$81,039
As a percentage of revenue	7.7%	7.6%

Corporate expenses were $97.7 million, or 7.7% of revenue, for the nine-month period ended October 2, 2021, as compared to $81.0 million, or 7.6% of revenue, for the nine-month period ended September 26, 2020. The $16.6 million, or 20.5%, increase in period over period corporate expenses resulted primarily from: higher non-cash compensation expense related to the performance vesting options; increased compensation and benefits expense necessary to support the integration of acquired companies; increased professional services associated with integration activities; and, incremental debt modification expenses. We incurred debt modification expenses of $7.0 million in the third quarter of 2021 associated with the refinancing of our first lien term loans. We incurred debt modification expenses of $4.3 million in the third quarter of 2020 related to the additional $185.0 first lien debt used to fund our 2020 PDS Acquisitions and 2020 HHH Acquisitions.

Depreciation and Amortization

Depreciation and amortization were $15.2 million for the nine-month period ended October 2, 2021, compared to $12.3 million for the nine-month period ended September 26, 2020, an increase of $2.8 million, or 22.9%. The $2.8 million increase in depreciation and amortization in 2021 resulted from incremental capital expenditures in fiscal year 2020 that were in service for a full nine-months during

2021, and incremental depreciation and amortization associated with assets acquired in connection with the 2020 PDS Acquisitions, 2020 HHH Acquisitions and Doctor’s Choice.

Acquisition-related Costs

Acquisition-related costs were $4.8 million for the nine-month period ended October 2, 2021, compared to $4.7 million for the nine-month period ended September 26, 2020. Acquisition-related costs in 2021 were primarily associated with the Doctor’s Choice acquisition, completed on April 16, 2021 and pending acquisitions. In the second quarter of 2020, the Company began to incur costs associated with the 2020 PDS Acquisitions which continued through the third quarter of 2020.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $53.6 million for the nine-month period ended October 2, 2021, compared to $58.7 million for the nine-month period ended September 26, 2020, a decrease of $5.1 million, or 8.7%. The primary drivers of the net decrease were the following:

•
a decrease in interest associated with our $407.0 million aggregate repayment of first and second lien term loans in May 2021 with proceeds from our IPO;
•
a decrease in interest resulting from a reduction in the interest rate under our first lien term loan subsequent to the refinancing in July 2021; net of
•
incremental costs associated with the $185.0 million first lien fourth amendment term loan issued in September 2020.

Loss on Debt Extinguishment

Loss on debt extinguishment was $13.7 million for the nine-month period ended October 2, 2021, compared to a loss of $0.1 million for the nine-month period ended September 26, 2020. During the nine-month period ended October 2, 2021, the Company wrote off debt issuance costs in connection with the repayment of an aggregate principal amount of $307.0 million under the Second Lien Credit Agreement, as well as $100.0 million in principal under the First Lien Credit Agreement and additional amounts associated with the refinancing of the $860.0 million first lien term loan during the third quarter of 2021.

Other (Expense) Income

Other expense was $1.1 million for the nine-month period ended October 2, 2021, compared to other income of $35.6 million for the nine-month period ended September 26, 2020, a decrease of $36.7 million. The primary driver of the change was our receipt of a legal settlement in connection with an acquisition-related matter in the first quarter of 2020. Other (expense) income included gains and losses to measure our interest rate derivatives at fair value, as well as the net settlements we incur with counterparties under our interest rate swap agreements. Our valuation adjustments under our interest rate swaps resulted in a gain of $6.2 million during the first nine-months of 2021, as compared to a $6.9 million loss in the first nine-months of 2020. Other (expense) income included the following:

	For the Nine-Month Periods Ended
(dollars in thousands)	October 2, 2021	September 26, 2020
Valuation gain (loss) to state interest rate derivatives at fair value	$6,246	$(6,925)
Net settlements incurred with swap counterparties	(7,498)	(7,474)
Proceeds from legal settlement associated with acquisition-related matters	-	50,000
Other	164	7
Total other (expense) income	$(1,088)	$35,608

Income Taxes

We incurred income tax benefit of $0.6 million for the nine-month period ended October 2, 2021, as compared to income tax expense of $2.9 million for the nine-month period ended September 26, 2020. This decrease in tax expense was primarily driven by the reversal in the third quarter of 2021 of a pre-acquisition tax position initially recorded through goodwill, along with changes in federal and state valuation allowances and state tax expense.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods indicated:

	For the Three-Month Periods Ended		For the Nine-Month Periods Ended
(dollars in thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income (loss)	$2,090	$(7,402)	$9,148	$(47,318)
Interest expense, net	12,062	19,027	53,611	58,725
Income tax (benefit) expense	(1,100)	(471)	(612)	2,915
Depreciation and amortization	5,145	3,922	15,163	12,339
EBITDA	18,197	15,076	77,310	26,661
Goodwill, intangible and other long-lived asset impairment	15	822	109	77,293
Non-cash stock-based compensation	4,262	436	10,142	2,176
Sponsor fees (1)	-	807	808	2,422
Loss on extinguishment of debt	4,784	-	13,702	73
Bank fees related to debt modifications	7,178	4,265	7,178	4,265
Interest rate derivatives (2)	566	1,637	1,252	14,399
Acquisition-related costs and other costs (3)	2,007	4,475	4,779	7,164
Integration costs (4)	4,364	1,996	12,482	3,841
Legal costs and settlements associated with acquisition matters (5)	70	2,277	1,120	(45,746)
COVID-related costs, net of reimbursement (6)	2,009	5,733	4,329	9,556
ABA exited operations (7)	-	1,917	-	4,254
Other system transition costs, professional fees and other (8)	2,358	529	5,178	820
Total adjustments (9)	$27,613	$24,894	$61,079	$80,517
Adjusted EBITDA	$45,810	$39,970	$138,389	$107,178

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
(3)
Represents (i) transaction costs incurred in connection with planned, completed, or terminated acquisitions, which include investment banking fees, legal diligence and related documentation costs, and finance and accounting diligence and documentation, as presented on the Company’s consolidated statements of operations, of $2.0 million and $4.8 million for the three and nine-month periods ended October 2, 2021, respectively; and $4.5 million and $4.7 million for the three and nine-month periods ended September 26, 2020, respectively, and (ii) corporate salary and severance costs in connection with our January 2020 corporate restructuring in response to a terminated transaction of $0.0 million and $2.5 million for the three and nine-month periods ended September 26, 2020, respectively; there were no such costs in 2021.
(4)
Represents (i) costs associated with our Integration Management Office, which focuses solely on our integration efforts, of $0.9 million and $2.8 million of the three and nine-month periods ended October 2, 2021, respectively, and $0.9 million and $2.1 million for the three and nine-month periods ended September 26, 2020, respectively; and (ii) transitionary costs incurred to integrate acquired companies into our field and corporate operations of $3.5 million and $9.7 million for the three and nine-month periods ended October 2, 2021, respectively, and $1.1 million and $1.7 million for the three and nine-month periods ended September 26, 2020, respectively. Transitionary costs incurred to integrate acquired companies include IT consulting costs and related integration support costs; salary, severance and retention costs associated with duplicative acquired company personnel until such personnel are exited from the Company; accounting, legal and consulting costs; expenses and impairments related to the closure and consolidation of overlapping markets of acquired companies, including lease termination and relocation costs; costs associated with terminating legacy acquired company contracts and systems; and one-time costs associated with rebranding our acquired companies and locations to the Aveanna brand.
(5)
Represents legal and forensic costs, as well as settlements associated with resolving legal matters arising during or as a result of our acquisition-related activities. This includes costs associated with pursuing and resolving certain claims in connection with acquisition-related legal matters, as well as a $50.0 million settlement received pertaining to one such matter in the first quarter 2020. It also includes costs of $0.1 million and $1.1 million for the three and nine-month periods ended October 2, 2021, respectively, and $0.8 million and $2.4 million for the three and nine-month periods ended September 26, 2020, respectively, to comply with the U.S. Department of Justice, Antitrust Division’s grand jury subpoena related to nurse wages and hiring activities in certain of our markets, in connection with a terminated transaction.

(6)
Represents costs incurred as a result of the COVID-19 environment, primarily including, but not limited to, (i) relief, vaccine, and hero pay provided to our caregivers and other incremental compensation costs; (ii) sick leave for our caregivers required by OSHA's Emergency Temporary Standard and costs required to comply with federal, state and local vaccination mandates and testing requirements; (iii) incremental PPE costs; (iv) salary, severance and lease termination costs associated with workforce reductions necessitated by COVID-19; and (v) costs of remote workforce enablement, all of which totaled $2.0 million and $4.5 million for the three and nine-month periods ended October 2, 2021, respectively, and $7.1 million and $12.7 million for the three and nine-month periods ended September 26, 2020, respectively; net of temporary reimbursement rate increases provided by certain state Medicaid and Medicaid Managed Care programs which approximated $1.4 million and $3.1 million for the three and nine-month periods ended September 26, 2020, respectively.
(7)
Represents the results of operations for the periods indicated related to the ABA Therapy services business that we exited as a result of the COVID-19 environment, as well as one-time costs incurred in connection with exiting the ABA Therapy services business.
(8)
Represents (i) costs associated with the implementation of, and transition to, new electronic medical record systems, billing and collection systems, business intelligence systems, customer resource management systems, duplicative system costs while such transformational projects are in-process, and other system transition costs of $1.2 million and $1.5 million for the three and nine-month periods ended October 2, 2021, respectively, and $0.2 and $0.7 million for the three and nine-month periods ended September 26, 2020, respectively; and (ii) professional fees associated with preparation for Sarbanes-Oxley compliance, advisory fees associated with preparation for and execution of our initial public equity offering, and advisory costs associated with the adoption of new accounting standards, of $0.8 million and $4.3 million for the three and nine-month periods ended October 2, 2021, respectively, and $0.4 million and $0.3 million for the three and nine-month periods ended September 26, 2020, respectively; and (iii) certain other costs or (income) that are either non-cash or non-core to the Company’s ongoing operations of $0.4 million and $(0.6) million for the three and nine-month periods ended October 2, 2021, respectively, and $(0.1) million and $(0.2) million for the three and nine-month periods ended September 26, 2020.
(9)
The table below reflects the increase or decrease, and aggregate impact, to the line items included on our consolidated statements of operations based upon the adjustments used in arriving at Adjusted EBITDA from EBITDA for the periods indicated:

	Impact to Adjusted EBITDA
	For the Three-Month Periods Ended		For the Nine-Month Periods Ended
(dollars in thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenue	$(3)	$(1,973)	$(153)	$(10,122)
Cost of revenue, excluding depreciation and amortization	2,697	4,089	3,725	11,968
Branch and regional administrative expenses	1,381	4,705	3,340	11,075
Corporate expenses	16,234	11,158	34,597	21,455
Goodwill impairment	-	-	-	75,727
Acquisition-related costs	2,007	4,510	4,779	4,679
Other operating expenses	-	687	-	1,274
Loss on debt extinguishment	4,784	-	13,702	73
Other expense (income)	513	1,718	1,089	(35,612)
Total adjustments	$27,613	$24,894	$61,079	$80,517

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

The following table reconciles operating income to Field contribution and Field contribution margin for the periods indicated:

	For the Three-Month Periods Ended		For the Nine-Month Periods Ended
(dollars in thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Operating income (loss)	$18,347	$12,877	$76,937	$(21,213)
Other operating expenses	-	687	-	1,274
Acquisition-related costs	2,007	4,510	4,779	4,679
Depreciation and amortization	5,145	3,922	15,163	12,339
Goodwill impairment	-	-	-	75,727
Corporate expenses	37,873	32,493	97,673	81,039
Field contribution	$63,372	$54,489	$194,552	$153,845
Revenue	$411,276	$366,003	$1,264,548	$1,072,803
Field contribution margin	15.4%	14.9%	15.4%	14.3%

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

As permitted by the CARES Act, we deferred payment of $46.8 million of payroll taxes in fiscal year 2020, which increased our net cash provided by operating activities and available cash on hand. Certain companies we acquired in 2020 and 2021 had also deferred payroll taxes of $4.6 million in aggregate in fiscal year 2020. We did not defer any payroll taxes after December 31, 2020. As of October 2, 2021, our aggregate deferred payroll taxes were $51.4 million. These deferred payroll taxes will require payments to the Internal Revenue Service of 50% on December 31, 2021 and 50% on December 31, 2022.

Certain of our acquired home health and hospice companies received advance payments from CMS in April 2020, pursuant to the CARES Act. Receipt of the advances did not increase our net cash provided by operating activities in 2020. Gross advances received by acquired companies in April 2020 totaled $15.7 million. We began repaying the gross amount of the advances during the three-month period ended July 3, 2021, and had repaid an aggregate amount of $8.8 million of such advances as of October 2, 2021. As of October 2, 2021 remaining advances to be repaid totaled $6.9 million and we expect to repay the majority of the advances in fiscal year 2021.

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

The following table provides a calculation of our Total Liquidity for the nine-month periods ended October 2, 2021 and September 26, 2020, respectively:

	For the Nine-Month Periods Ended
(dollars in thousands)	October 2, 2021	September 26, 2020
Revolving credit facility rollforward
Beginning revolving credit facility balance	$-	$31,500
Draws	-	14,000
Repayments	-	(45,500)
Ending revolving credit facility balance	$-	$-
Calculation of revolving credit facility availability
Revolving credit facility limit	$200,000	$75,000
Less: outstanding revolving credit facility balance	-	-
Less: outstanding letters of credit	(19,817)	(19,718)
End of period revolving credit facility availability	180,183	55,282
End of period cash balance	121,708	85,918
Total Liquidity, end of period	$301,891	$141,200

Cash Flow Activity

The following table sets forth a summary of our cash flows from operating, investing, and financing activities for the nine-month periods presented:

	For the Nine-Month Periods Ended
(dollars in thousands)	October 2, 2021	September 26, 2020
Net cash provided by operating activities	$22,188	$118,117
Net cash used in investing activities	$(113,508)	$(61,501)
Net cash provided by financing activities	$75,683	$212,319

Operating Activities

Net cash provided by operating activities decreased by $95.9 million, from $118.1 million net cash provided for the nine-month period ended September 26, 2020, to $22.2 million net cash provided for the nine-month period ended October 2, 2021. The decrease was primarily due to the following items:

•
an increase in net income of $56.5 million from the first nine-months of 2020 to the first nine-months of 2021;
•
less the $75.7 million non-cash charge for goodwill impairment recorded in the second fiscal quarter of 2020 related to our exit of the ABA Therapy business;
•
less the comparative non-cash gains of $13.2 million related to fair value adjustments on interest rate derivatives;
•
plus $13.6 million of incremental losses on extinguishment of debt associated with the repayment of debt in May, 2021 with proceeds from our IPO and restructuring our remaining term loans in July, 2021;
•
plus $12.5 million of other adjustments to reconcile net income (loss) to net cash provided by operating activities;
•
less $13.9 million associated with accrued interest and the timing of payments made under our term loans during the quarter ended September 26, 2020;
•
less $31.3 million of deferred social security payroll taxes during the second and third quarter of 2020 as permitted by the CARES Act and which ended on December 31, 2020;
•
less $8.8 million of cash used in 2021 to repay a portion of the advances received from CMS by certain of our acquired home health and hospice companies in 2020 under the CARES Act. These advances reduced total consideration transferred to the sellers in the respective acquisitions. Were these advances repaid to CMS upon closing of the respective acquisitions, the related cash payments would have been treated as cash used for investing activities in our accompanying statements of cash flows; and
•
usage of approximately $35.6 million related to the timing of collections of accounts receivable, payment of accounts payable and other accrued liabilities, payment of accrued payroll and other benefits, and other working capital items.

Days Sales Outstanding (“DSO”)

DSO provides us with a gauge to measure receivables, revenue, and collection activities. DSO is derived by dividing our average patient accounts receivable for the fiscal period by our average daily revenue, excluding other revenue, for the fiscal period. The following table shows our DSO for the current quarter and trailing four quarters:

	September 26, 2020	January 2, 2021	April 3, 2021	July 3, 2021	October 2, 2021
Days Sales Outstanding	37.9	38.3	40.2	41.6	43.4

Investing Activities

Net cash used in investing activities was $113.5 million for the nine-month period ended October 2, 2021, as compared to $61.5 million for the nine-month period ended September 26, 2020. The $52.0 million increase in cash used in the nine-month period ended October 2, 2021 was primarily related to the incremental purchase price for the Doctor’s Choice acquisition in April, 2021 beyond the aggregate purchase price of the 2020 PDS acquisitions which occurred in the third quarter of 2020.

Financing Activities

Net cash provided by financing activities decreased by $136.6 million, from $212.3 million for the nine-month period ended September 26, 2020 to $75.7 million net cash provided for the nine-month period ended October 2, 2021. The $75.7 million net cash provided in the first nine-months of 2021 was primarily related to the following items:

•
$477.7 million in net proceeds from the IPO;
•
$65.3 million in proceeds from the incremental second lien term loan issued to finance the Doctor’s Choice acquisition;
•
$416.6 million in aggregate principal payments on our term loans and notes payable, including $407.0 million of principal payments made with proceeds from the IPO;
•
the return of $29.4 million of Provider Relief Funds and state sponsored relief funds;
•
payment of $13.1 million of debt issuance costs; and
•
payment of $5.5 million in offering costs associated with the IPO.

The $212.3 million net cash provided in the first nine-months of 2020 was primarily related to the following items:

•
$177.6 million in net proceeds from issuance of the first lien fourth amendment term loan;
•
the receipt of $50.0 million of proceeds from the issuance of shares of common stock to affiliates of our sponsors, Bain Capital L.P. and J.H. Whitney Capital Partners;
•
$23.8 million in proceeds from government stimulus funds; net of
•
$8.4 million in principal payments on term loans and notes payable, and
•
$31.5 million in net payments under the revolving credit facility during the first quarter of 2020.

Purchases of Property and Equipment (capital expenditures)

We manage our capital expenditures based upon a percentage of revenue. Our capital expenditures expressed as a percentage of revenue were as follows for the nine-month periods presented:

•
$10.3 million, or 0.8% of revenue for the nine-month period ended October 2, 2021; and
•
$12.2 million, or 1.1% of revenue for the nine-month period ended September 26, 2020.

Our capital expenditures for the nine-months ended October 2, 2021 were less than is typical due to the timing of current year expenditures. Our capital expenditures during the nine-months ended September 26, 2020 included $5.2 million related to our implementation and build-out of our data center, which increased our capital expenditures as compared to the current period.

Indebtedness

We typically incur term loan indebtedness to finance our acquisitions, and we borrow under our revolving credit facility from time to time for working capital purposes, as well as to finance acquisitions, as needed. The following table presents our current and long-term obligations under our credit facilities as of October 2, 2021 and September 26, 2020, as well as related interest expense for the nine-month periods ended October 2, 2021 and September 26, 2020, respectively:

	Current and Long-term Obligations			Interest Expense
(dollars in thousands)				For the Nine-Month Periods Ended
Instrument	October 2, 2021	January 2, 2021	Interest Rate	October 2, 2021	September 26, 2020
Initial First Lien Term Loan (1)	$-	$563,061	L + 4.25%	$15,911	$23,569
First Lien First Amendment Term Loan (1)	-	217,133	L + 5.50%	7,599	11,160
First Lien Fourth Amendment Term Loan (1)	-	184,538	L + 6.25%	5,749	186
Second Lien Term Loan (1)	-	240,000	L + 8.00%	7,252	16,792
Incremental Second Lien Term Loan (1)	-	-	L + 8.00%	2,024	-
2021 Extended Term Loan (2)	860,000	-	L + 3.75%	8,021
Delayed Draw Term Loans (2) (3)	-	-	L + 3.75%	-	-
Revolving Credit Facility (2)	-	-	L + 3.75%	-	540
Amortization of debt issuance costs	-	-		5,494	5,399
Total	860,000	1,204,732		$52,050	$57,646
Less: unamortized debt issuance costs	(21,726)	(31,332)
Total current and long-term obligations, net of unamortized debt issuance costs	$838,274	$1,173,400
Weighted Average Interest Rate	4.3%	6.5%
(1)
Variable rate debt instruments which accrue interest at a rate equal to the LIBOR rate (subject to a minimum of 1.00%), plus an applicable margin.
(2)
Variable rate debt instruments which accrue interest at a rate equal to the LIBOR rate (subject to a minimum of 0.50%), plus an applicable margin.
(3)
No amounts were outstanding on the Delayed Draw Term Loans at October 2, 2021, however, the Company incurred commitment fees of $0.4 million for the nine-month period ended October 2, 2021.

We were in compliance with all financial covenants and restrictions related to existing loan facilities at October 2, 2021 and January 2, 2021.

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

On July 15, 2021, we amended our first lien credit facility to, among other things, simplify our first lien term loan structure, reduce the overall interest rates thereunder, extend the maturity date of our resulting 2021 Extended Term Loan to July, 2028, and also provide for a $200.0 million delayed draw term loan facility. Undrawn portions of the delayed draw term loan facility incur a commitment fee of 50% of the LIBOR margin beginning 45 days after the amendment date, and the full LIBOR margin beginning 90 days after the amendment date.

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

On November 12, 2021, we entered into a three-year Securitization Facility which increases the Company’s borrowing capacity by collateralizing a portion of our patient accounts receivable at favorable interest rates relative to our 2021 Extended Term Loan. The maximum amount available under the Securitization Facility is $150.0 million, subject to maintaining certain borrowing base requirements. Borrowings under this facility carry variable interest rates tied to BSBY plus an applicable margin. Please see Footnote 15, Subsequent Events, to the unaudited consolidated financial statements, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion related to the Securitization Facility.

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

Contractual Obligations

Our contractual obligations consist primarily of long-term debt obligations, interest payments, operating and financing leases. These contractual obligations impact our short-term and long-term liquidity and capital needs. As of October 2, 2021, there were no material changes to our contractual obligations from those described in our Prospectus.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to changing interest rates primarily under the revolving credit facility and our senior secured first lien term loan facility, each of which currently bears interest at variable rates based on LIBOR and, until the repayment of the second lien term loan, under our Second Lien Credit Agreement, under which interest at variable rates were based on LIBOR during our second fiscal quarter. As of October 2, 2021, the total amount of outstanding variable rate debt was $0.9 billion.

In July 2021, the Company amended its interest rate swap agreements to limit exposure to variable rate debt. The agreements expire on June 30, 2026. Under the terms of the as amended interest rate swap agreements, the Company pays a rate of 2.08%, and receives the one-month LIBOR rate, subject to a 1.00% floor. As of October 2, 2021, the total notional amounts of the interest rate swap agreements were $520.0 million.

A 1.0% interest rate change for the $340.0 million of unhedged variable rate debt as of October 2, 2021 would cause interest expense to change by approximately $3.4 million annually.

The result of the LIBOR Phaseout may impact our interest rate swap agreements. We continue to monitor developments related to the LIBOR transition and/or identification of an alternative, market-accepted rate. The impact related to any changes cannot be predicted at this time.

See Note 5 - Long-Term Obligations, and Note 15 - Subsequent Events, to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the material terms of our long-term debt.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of October 2, 2021, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 2, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the three-month period ended October 2, 2021, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of October 2, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is included in “Part I – Item 1 - Note 10 – Commitments and Contingencies” and is incorporated by reference into this Part II Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the Prospectus except as described below. We are updating or supplementing those risk factors with the following risk factor:

The recent federal COVID-19 vaccine mandates for certain employers could negatively impact our ability to attract and retain employees and could add increased administrative burden, which could in turn adversely affect our profitability and ability to grow.

On September 9, 2021, President Biden announced a new COVID-19 Action Plan entitled the “Path out of the Pandemic” (the “Plan”). The Plan mandates COVID-19 vaccinations or at least weekly COVID-19 testing for all U.S. employers with 100 or more employees. The United States Department of Labor’s Occupational Safety and Health Administration issued on November 5, 2021 an emergency temporary standard (the “ETS”) entitled “COVID-19 Vaccination and Testing: Emergency Temporary Standard” to make certain requirements of the Plan effective beginning December 5, 2021 and other requirements of the Plan effective beginning January 4, 2022, pending issuance of a permanent rule. Legal challenges to the ETS are currently underway, and additional challenges are possible, which leads to uncertainty about the potential timing of when or if the ETS might actually take effect. The Fifth Circuit Court of Appeals has currently issued a stay of the effectiveness of the ETS. Furthermore, on November 4, 2021, the Centers for Medicare & Medicaid Services (“CMS”) issued an interim final rule (“IFR”) requiring COVID-19 vaccinations for workers in most health care settings covered by applicable “Conditions of Participation,” including home health and hospice facilities, that participate in the Medicare and Medicaid programs. The IFR is effective as of November 5, 2021. Under the IRF, all covered healthcare workers and related support staff must be fully vaccinated by January 4, 2022. The vaccination requirement applies to all eligible staff working at a facility that participates in Medicare and Medicaid programs, regardless of clinical responsibility or patient care, including staff who work in offsite locations, such as homes, clinics or administrative offices. The requirement does not apply to individuals who provide services 100% remotely and have no direct contact with patients and other staff. The IRF requires health care providers to establish a process or policy to ensure covered staff, except for those individuals who are granted a religious or medical exemption, are fully vaccinated over two phases. By Phase 1, within 30 days of the IRF’s publication, or by December 6, 2021, all covered staff at all applicable health care facilities must have received their first dose of a 2-shot series (Moderna or Pfizer, currently) or a single dose of a 1-shot vaccine (Johnson and Johnson, currently). Covered staff must complete this step before they can provide any care, treatment or other services for the facility and/or its patients. By Phase 2, within 60 days of the rule’s publication, or by January 4, 2022, all staff must complete the primary vaccination series.

If the ETS becomes effective, whether due to the lifting of the Fifth Circuit Court of Appeals’ stay or otherwise, and/or if all of our employees covered by the IFR are required to be vaccinated by the expiration of Phase 2, it could increase the challenges of maintaining and growing our number of employees across all functions and will create operational burdens necessary to track vaccination status and enforce weekly COVID-19 testing of non-vaccinated employees. These vaccination mandates could lead to additional employee turnover, including turnover caused by employees moving to smaller employers that are exempt from the ETS or to companies with service lines that are not covered by the IRF. If we are unable to continue to attract and retain employees at our current level, we could be required to increase employee compensation in an effort to prevent understaffing of our operations. An increase in our expenses or in the number of employee vacancies could materially and adversely affect our growth and profitability. The IRF and ETS also conflict with various state laws and mandates prohibiting Covid-19 vaccination mandates. The IRF and ETS requirements place the Company in the position of either violating federal regulations or applicable state laws, which could result in state agency fines and licensure revocation for possible non-compliance with state vaccine mandate prohibitions, which could have a material and adverse effect on our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 14, 2021, Aveanna Healthcare, LLC, a Delaware limited liability company (“Buyer”) and indirect wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Dunn & Berger, Inc. d/b/a Accredited Nursing Services, a California corporation (“Accredited”), Barry R. Berger and Jill Taffy Steinfeld-Berger, Trustees of The Barry R. Berger and Jill Taffy Steinfeld-Berger Family Trust dated September 19, 2006 seller (“Seller”), and the other parties thereto.

Pursuant to the Purchase Agreement, at the closing of the transactions contemplated thereby (the “Closing”), Buyer will purchase from Seller, and Seller will sell to Buyer, all of the issued and outstanding stock in each of the Company (the “Stock” and consummation of such purchase and sale at Closing, the “Transaction”). At Closing, Buyer will pay to Seller an aggregate consideration of (i) $180.0 million in cash plus (ii) $45.0 million in cash that will be held in escrow (the "Escrowed Purchase Price"), pending final reconciliation, in accordance with the terms of the Purchase Agreement, of Accredited's volumes for September, October, and November of 2021. Any portion of the Escrowed Purchase Price not payable to Seller will be returned to Buyer. The purchase price is payable by Buyer is additionally subject to a customary purchase price adjustment mechanism providing for a normalized level of working capital and that Accredited, together with its subsidiaries, be free of cash and debt at Closing.

Consummation of the Transaction is subject to customary conditions, including the absence of legal restraints and the termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Each party’s obligation to consummate the Transaction is also subject to the accuracy of the representations and warranties of the other parties (subject to certain exceptions) and the performance in all material respects of the other parties’ respective covenants under the Purchase Agreement. Consummation of the Transaction is not subject to a financing condition.

The Purchase Agreement contains certain customary termination rights for both Buyer, on the one hand, and Seller, on the other hand.

The foregoing description of the Purchase Agreement is only a summary and is qualified in its entirety by reference to the full text of the Purchase Agreement, which is filed as Exhibit 2.2 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

The Purchase Agreement is filed with this Quarterly Report on Form 10-Q to provide security holders with information regarding its terms. It is not intended to provide any other factual information about Aveanna, Buyer, Seller, Accredited or any of the other parties to the Purchase Agreement. The representations, warranties and covenants contained in the Purchase Agreement were made solely for purposes of such agreement and as of specific dates, are solely for the benefit of the parties to the Purchase Agreement, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purpose of allocating contractual risk between the parties to the Purchase Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to security holders. Security holders should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of Aveanna, Buyer, Seller, Accredited or any of the other parties to the Purchase Agreement. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Purchase Agreement, which subsequent information may or may not be fully reflected in Aveanna’s public disclosures, except to the extent required by law.

On November 12, 2021, the Company (through a wholly owned special purpose entity, Aveanna SPV I, LLC) entered into a Receivables Financing Agreement with a bank (the “Securitization Facility”) with a termination date of November 12, 2024. The Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the Company's patient accounts receivable. The maximum amount available under the Securitization Facility is $150.0 million subject to maintaining certain borrowing base requirements. Borrowings under this facility carry variable interest rates tied to BSBY plus an applicable margin.

Item 6. Exhibits

The following exhibits are filed or furnished herewith:

Exhibit Number	Description

2.1*

Membership Interest Purchase Agreement, dated September 27, 2021, by and among Aveanna Healthcare Senior Services LLC, Comfort Care Home Health Services, LLC, Comfort Care Hospice, L.L.C., Premier Medical Housecall, LLC and other parties thereto filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on October 1, 2021 and incorporated herein by reference.

2.2*	Stock Purchase Agreement, dated November 14, 2021, by and among Aveanna Healthcare LLC, Dunn & Berger, Inc. d/b/a Accredited Nursing Services and the other parties thereto.
10.1*

Extension Amendment to the Credit Agreement, dated July 15, 2021, among Aveanna Healthcare LLC, Aveanna Healthcare Intermediate Holdings, LLC, Barclays Bank PLC, as administrative agent, and the other lenders, agents, and guarantors party thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on July 20, 2021 and incorporated herein by reference).

10.2

Seventh Amendment to First Lien Credit Agreement, dated as of August 9, 2021, by and among Aveanna Healthcare LLC, Aveanna Healthcare Intermediate Holdings LLC, Barclays Bank PLC, as administrative agent, and other lenders, agents, and guarantors party thereto (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q on August 11, 2021 and incorporated herein by reference).

10.3*

Receivable Financing Agreement, dated as of November 12, 2021, by and among Aveanna SPV I, LLC, as borrower, Aveanna Healthcare LLC, as initial servicer, PNC Bank, as administrative agent, and other lenders and agents party thereto.

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

* Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise discussed in such exhibit. The Company will supplementally provide a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aveanna Healthcare Holdings Inc.

Date: November 15, 2021	By:	/s/ Tony Strange
Tony Strange Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ David Afshar
David Afshar
Chief Financial Officer (Principal Financial and Accounting Officer)