Form 10-K
period 2022-01-01
Aveanna Healthcare Holdings, Inc.
filed 2022-03-28
CIK 1832332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40362

Aveanna Healthcare Holdings Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	81-4717209
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Interstate North Parkway SE Atlanta, GA 30339
(Address of principal executive offices, including zip code)

(770) 441-1580

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	AVAH	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price as quoted by the Nasdaq Capital Market on July 3, 2021 (the last business day of the registrant's most recently completed second fiscal quarter) was $526.7 million. For purposes of this determination shares beneficially owned by executive officers, directors and ten percent stockholders have been excluded, which does not represent an admission by the registrant as to the affiliate status of such person.

As of March 11, 2022, the registrant had 184,732,268 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 1, 2022.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	Atlanta, Georgia

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other similar expressions.

These statements are based on certain assumptions that we have made considering our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Many factors could affect our actual results and could cause actual results to differ materially from those expressed in the forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K are subject to risks that may cause actual results to differ materially from those expressed or implied in the forward-looking statements, including, but not limited to, the following risks:

•
intense competition among home health, hospice and durable medical equipment companies;
•
our ability to maintain relationships with existing patient referral sources;
•
the possibility that our business, financial condition and results of operations may be materially adversely affected by the COVID-19 pandemic or variants of the virus;
•
our ability to have services funded from third-party payers, including Medicare, Medicaid and private health insurance companies;
•
changes to Medicare or Medicaid rates or methods governing Medicare or Medicaid payments, and the implementation of alternative payment models;
•
our limited ability to control reimbursement rates received for our services;
•
delays in collection or non-collection of our patient accounts receivable, particularly during the business integration process;
•
healthcare reform and other regulations;
•
changes in the case-mix of our patients, as well as payer mix and payment methodologies;
•
any loss of existing favorable managed care contracts;
•
our ability to attract and retain experienced employees and management personnel;
•
any failure to maintain the security and functionality of our information systems or to defend against or otherwise prevent a cybersecurity attack or breach;
•
our substantial indebtedness, which increases our vulnerability to general adverse economic and industry conditions and may limit our ability to pursue strategic alternatives and react to changes in our business and industry;
•
our ability to identify, acquire, successfully integrate and obtain financing for strategic and accretive acquisitions;
•
risks related to legal proceedings, claims and governmental inquiries given that the nature of our business exposes us to various liability claims, which may exceed the level of our insurance coverage; and
•
the other risks described under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Additionally, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Considering these risks, uncertainties and assumptions, the forward-looking statements contained in this Annual Report on Form 10-K might not prove to be accurate and you should not place undue reliance upon them or otherwise rely upon them as predictions of future events. All forward-looking statements made by us in this Annual Report on Form 10-K are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date made, and we

ii

undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA.

Summary of Principal Risk Factors

You should carefully consider the summary of risks below, together with the more detailed risk factors related to our business and industry described under “Risk Factors” contained in Item 1A of this Annual Report on Form 10-K. The occurrence of any of the events discussed below could significantly and adversely affect our business, prospects, results of operations, financial condition, and cash flows, which could result in a decline in the market price of our common stock.

•
Competition. Competition among home health, hospice and durable medical equipment companies is intense;
•
Referral source relationships. If we are unable to maintain relationships with existing patient referral sources, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected;
•
COVID-19. Our business, financial condition and results of operations may be materially adversely affected by the COVID-19 pandemic;
•
Reimbursement. The cost of healthcare is funded substantially by government and private insurance programs. If such funding is reduced or limited or no longer available, our business may be adversely impacted;
•
Medicare and Medicaid. Changes to Medicare rates or methods governing Medicare payments for our services could materially adversely affect our business;
•
Costs. Because we are limited in our ability to control reimbursement rates received for our services, our business could be materially adversely affected if we are not able to maintain or reduce our costs to provide such services;
•
Collections. Delays in collection or non-collection of our patient accounts receivable, or recoupment of payments previously received, particularly during the business integration process or in connection with complying with electronic visit verification (“EVV”) data collection and submission requirements, could adversely affect our business, financial position, results of operations and liquidity;
•
Patient mix. Changes in the case-mix of our patients, as well as payer mix and payment methodologies, may have a material adverse effect on our profitability;
•
Payer contracting. Our failure to negotiate favorable managed care contracts, or our loss of existing favorable managed care contracts, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows;
•
Competition for labor. The home health and hospice industries have historically experienced shortages in qualified employees and management, and competition for qualified personnel may increase our labor costs and reduce profitability;
•
Cybersecurity. Failure to maintain the security and functionality of our information systems, or to defend against or otherwise prevent a cybersecurity attack or breach, could adversely affect our business, financial position, results of operations and liquidity; and
•
Regulation. We conduct business in a heavily regulated industry, and changes in regulations, the enforcement of these regulations, or violations of regulations may result in increased costs or sanctions that reduce our revenues and profitability.

iii

PART I

Item 1. Business.

Background

Aveanna is a Delaware corporation and was incorporated on November 30, 2016, originally under the name BCPE Oasis Holdings Inc. Aveanna commenced operations in March 2017 in connection with the transformative merger of Epic Health Services Inc. (“Epic”) and Pediatric Services of America, Inc. (“PSA”) in March 2017 (our “Formation”) under the name BCPE Eagle Holdings Inc. On May 26, 2017, we changed our name to Aveanna Healthcare Holdings Inc. Our shares of common stock, $0.01 par value per share (“common stock”), were registered to trade on the Nasdaq Stock Market on April 27, 2021 and commenced trading on April 29, 2021. Our principal executive offices are located at 400 Interstate North Parkway, Suite 1600, Atlanta, Georgia and our phone number is (770) 441-1580. We maintain a website at www.aveanna.com. Information contained on, or accessible through, our website is not a part of and is not incorporated by reference into this Annual Report on Form 10-K.

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “Aveanna”, the “Company”, “we,” “our” and “us” refer to Aveanna Healthcare Holdings Inc., including its consolidated subsidiaries.

Overview

We are a leading, diversified home care platform focused on providing care to medically complex, high-cost patient populations. We directly address the most pressing challenges facing the U.S. healthcare system by providing safe, high-quality care in the home, a lower cost care setting preferred by patients. Our patient-centered care delivery platform is designed to improve the quality of care our patients receive, which allows them to remain in their homes and minimizes the overutilization of high-cost care settings such as hospitals. Our clinical model is led by our caregivers, who provide a range of specialized skilled care and unskilled services to address the complex needs of each patient we serve across the full range of patient populations: newborns, children, adults and seniors. We have invested significantly in our platform to bring together best-in-class talent at all levels of the organization and support such talent with industry leading training, clinical programs, infrastructure and technology-enabled systems, which are increasingly essential in an evolving healthcare industry. We believe our platform creates sustainable competitive advantages that support our ability to continue driving rapid growth, both organically and through acquisitions, and positions us as the partner of choice for the patients we serve.

Service Offerings

We provide a broad range of home care services. We seek to meet a full range of care needs for patients while minimizing the complexity and potential disruption to patient care associated with procuring multiple types of care from a number of independent providers. We believe this positions us as the provider of choice for patients, families, referral sources and payers.

Aveanna provides its services through three segments: Private Duty Services (“PDS”); Home Health & Hospice (“HHH”); and Medical Solutions (“MS”). This presentation aligns our financial reporting with the manner in which we manage our business operations, with a focus on the strategic allocation of resources and separate branding strategies between the business divisions.

Private Duty Services

Private Duty Services predominantly includes private duty nursing (“PDN”) services, as well as pediatric therapy services. Our PDN patients typically enter our service as children, as our most significant referral sources for new patients are children’s hospitals. It is common for our PDN patients to continue to receive our services into adulthood, as approximately 50% of our PDN patients are over the age of 18.

Private Duty Nursing

We are one of the largest providers of skilled PDN services in the United States. We provide a range of services for medically complex children and young adults with a wide variety of serious illnesses and conditions, including chronic respiratory failure requiring tracheostomy and/or mechanical ventilation, cerebral palsy, cystic fibrosis, congenital anomalies, failure to thrive and anoxic brain injuries. Our caregivers, a majority of whom are registered nurses and licensed practical nurses, monitor an individual’s condition, administer medications and treatment regimens, provide enteral and other forms of tube feeding, monitor and maintain ventilators, administer pain management treatments and coordinate other forms of medical care. The length of service for a patient under our care can be three or more years until the patient graduates from the need for a feeding tube, ventilator or tracheostomy. This affords us the distinct ability to improve outcomes and control costs. However, many of our highest acuity patients remain on our services for ten or more years. Our PDN services typically last four to 24 hours a day. Our services are provided by our nursing staff up to 24 hours a day, seven days a week, with multiple nurses dedicated to our highest need patients.

Our services typically commence upon a patient’s discharge from the newborn intensive care unit or pediatric intensive care unit. While we focus primarily on pediatric PDN services, we continue to provide PDN services to our patients as they mature into adulthood. The majority of adult PDN patients have aged out of eligibility for pediatric PDN through Medicaid and can apply via waiver programs to continue to receive PDN services.

Pediatric Therapy

We provide physical, occupational and speech therapy services to assist pediatric patients in healing and achieving their highest level of functionality. Our therapy patients include those with developmental delays resulting from neurological, orthopedic, cardiovascular and musculoskeletal conditions. These services can be delivered at home or in a clinic setting. Typical conditions treated include feeding/swallowing disorders, bone/joint disorders and eye/hand coordination impairment. Similar to our enteral services, many of our PDN patients also require in-home therapy and we are able to deliver differentiated levels of service and efficiency as a “one stop shop provider.”

Unskilled Services

We administer payer authorized unskilled respite care (a form of non-medical personal care) and related services primarily to patients with intellectual and developmental disabilities or special needs. In the unskilled business, the family primarily recruits and supervises the care provider. We oversee the administration of payroll taxes, provide cardiopulmonary resuscitation training and/or first aid certification and U.S. Department of Justice clearance for the care provider. Our unskilled business has had highly stable reimbursement historically allowing for durable, profitable growth. While our unskilled caregivers generally earn at or near the minimum wage, this has not historically been a source of risk to our margins, as our unskilled reimbursement rates generally have mechanisms to adjust commensurate with local changes in minimum wage.

Home Health & Hospice

We provide home health, hospice and specialty program services to predominately elderly populations seeking compassionate care and assistance with activities of daily living in the home. Our home health services help our patients recover from surgery or illness, live with chronic diseases and prevent avoidable hospital readmissions. We assist patients and their families in understanding their medical conditions, how to manage these conditions and how to maximize the quality of their lives while living with a chronic disease or other health condition. We believe our adult home health services improve the quality of life of our patients, save costs for the healthcare system and result in better clinical outcomes, including low re-hospitalization rates, when compared to institutional settings of care.

Our Medicare-certified hospice services are designed to provide comfort and support for those who are dealing with a terminal illness. We provide a full range of hospice services designed to meet the individual physical, spiritual, and psychosocial needs of terminally ill patients and their families. Individuals with a terminal illness such as heart disease, pulmonary disease, Alzheimer’s or cancer may be eligible for hospice care if they have a life expectancy of six months or less. Our hospice services are primarily provided in the patient’s home, and are also provided in skilled nursing facilities and inpatient hospice units where clinically appropriate. The key services provided through our hospice agencies include pain and symptom management accompanied by palliative medication, emotional and spiritual support, inpatient and respite care, homemaker services and dietary counseling. We also provide personal care services which include non-medical assistance with activities of daily living and can help seniors avoid costlier downstream medical costs and hospitalizations.

Medical Solutions

We provide needed supplies to patients requiring enteral nutrition services or respiratory care. Enteral nutrition, also known as tube or intravenous (“IV”) feeding, is a way of delivering nutrition directly to the stomach or small intestine on an as-needed basis. Many of our PDN patients also require enteral nutrition. Our ability to serve as a single source provider to our patients, families and referral sources provides added cost savings and convenience relative to sourcing from multiple providers.

The MS business serves patients who have short or long-term disabilities and require a supply of infant, pediatric and adult formulas. We provide a wide selection of supplies, such as feeding pumps, g-tubes, feeding bags, syringes, IV poles, ventilators, oxygen and pulse oximeters. Our distribution model provides a streamlined, single-provider experience, enabling patients to seamlessly access one of the largest selections of enteral formulas, supplies and pumps in the industry. In addition to providing the required supplies for enteral therapy, Aveanna offers same day (24 hours a day, seven days a week and 365 days a year) patient and caregiver education both in-hospital and at-home, by a registered nurse, registered dietitian or customer service technician.

Our Value Proposition

We believe our platform helps solve several of the most pressing challenges in healthcare today. We have designed our platform to deliver lower cost, high-quality care on a national scale to a medically complex, and often costly, patient base in the comfort of their own homes. We believe that our platform delivers a compelling value proposition to our key stakeholders.

Patients and Families

•
We deliver a patient-centered, personalized healthcare experience in the home where patients generally prefer to be.
•
Our robust recruiting infrastructure enables us to match patients and their families with the right nurses more quickly, avoiding unnecessary discharge delays from the hospital.
•
We enable families to continue working rather than foregoing employment to care for loved ones.
•
We provide a “one stop shop” range of clinical services to alleviate cost and administrative burden.

Nurses

•
We offer nurses a breadth of caseloads from which to choose that better meet their objectives.
•
Our technology-enabled tools simplify case selection, shift management and point of care medical documentation.
•
We believe our brand, training, benefits and career advancement programs are highly regarded.

Provider Partners

•
We help hospitals and health systems quickly discharge some of their most sensitive, medically complex patients to their homes, with highly skilled and trained nurses.
•
We provide consistently high quality of care and compliance standards.
•
We build long-term, trusted relationships with our provider partners.

Payers

•
We are a trusted frontline caregiver with the ability to deliver faster discharges into the home or allow patients to remain in the home as opposed to an acute care setting.
•
We offer efficiency as a single-source contracting solution across a wide range of services and markets.
•
We are well-positioned to engage in value-based care models to align interests and save costs for payers.

Our Platform

We believe the platform we have built is truly differentiated in our ability to serve our stakeholders and grow rapidly in a range of home care end markets. Key elements of our platform include:

Our Team

Our team is the driving force that has enabled us to build an industry leading home care platform in five years. People at all levels on our team have worked together over several decades and bring a wealth of experience in home health at industry leading companies, such as Healthfield and Gentiva. The passion our team brings for delivering exceptional, patient-centered care supports our ability to attract, recruit and retain strong, operationally minded national and regional operators who are essential to executing on our local market strategy. In turn, we are better able to recruit and train passionate frontline caregivers to provide exceptional care to our patients. We believe the team we have built is the most essential element of our platform.

Our Culture

Our culture is the glue that binds our organization together. We have purposefully built a culture that attracts like-minded people who are aligned with our mission to change the way home care is delivered, one patient at a time. It is easy to overlook “culture” on paper – however, we fundamentally believe it drives our success and we take active steps to promote our culture. From day one at Aveanna, we welcome new hires into our culture with training centered around our Core Values to deliver care with compassion, work with team integrity, strive for inclusion, embody trust, seek innovation and have fun. Compliance is the backdrop that underscores everything we do. These principles inform our fundamental operating processes, including everything from strategic planning, budgeting, go-to-market strategy and employee compensation and promotion. We believe our culture supports our ability to recruit, motivate and empower our people at all levels to deliver better patient care and drive our operating performance.

Our Systems, Processes and Technology

We have a corporate infrastructure with robust systems and processes in place designed to drive efficiency and support our future growth. We have invested significantly in our infrastructure and technology. Our frontline caregivers leverage our technology-enabled solutions, such as our tablet-based care management tools that we deploy into every patient’s home to enhance data collection and the efficiency and quality of the caregiver experience, and our automated tools for patient scheduling, which seek to ensure appropriately trained nurses are scheduled for our most clinically complex patients. Our technology infrastructure includes cloud-based solutions that enable essential functions of our business to run more efficiently, including, from front to back: (i) iCIMS for digital workforce management, (ii) internally developed Aveanna Hope Devices installed in every patient home to capture care reporting, (iii) Netsmart, Homecare Homebase, and Brightree Cloud electronic medical records workflows for managing our specialized PDN, adult home health, and MS clinical workflows, respectively, (iv) GLS, Homecare Homebase and Brightree for revenue cycle management, and (v) Workday for core enterprise resource planning workflows around financial management, payroll and HR.

Our Acquisition Team and Integration Management Office (IMO)

We have a proven team of 18 people dedicated to sourcing, evaluating and executing on all aspects of our merger and acquisition strategy. Our IMO team has extensive experience, having integrated home health acquisitions at Aveanna and in prior roles, as well as deep functional experience in operations, consulting, finance, IT and administrative roles. We complement our internal team with a core group of third-party advisors with whom we have worked for decades. The experience and discipline the collective team brings to our acquisition strategy enables us to pursue and integrate multiple acquisitions simultaneously without disruption to our business or that of a target. We believe this is a truly differentiated capability relative to our home health peers.

Part of the success of our merger and acquisition strategy is attributable to our proven playbook for bringing acquisitions and merger partners onto our platform infrastructure, identifying and quickly capturing significant synergies to the overall enterprise and minimizing the risk of disruption to our underlying business. Our IMO is a key differentiator in this respect. Our IMO team consists of functional experts exclusively dedicated to integrating acquisitions quickly and efficiently. Importantly, the IMO team begins developing a tailored integration plan for each acquisition we make early in the merger and acquisition process, in parallel with our due diligence and prior to signing.

This enables the IMO to launch an integration plan expeditiously once an acquisition is signed and maintain that momentum through and after closing. The IMO team coordinates seamlessly with our executive leadership through a steering committee-led governance structure that provides strategic direction and oversight for each acquisition. Our IMO team oversees the integration of essential functional areas, including operations, IT, revenue cycle, human resources, compliance and finance, in partnership with our business teams. The team leverages technology to develop and measure progress against each integration plan. Significant emphasis is placed on clear, early and ongoing communication and rolling out the Aveanna culture to our newly acquired companies.

Our Competitive Strengths

Public Company Management Team with a Successful Track Record of Building Home Health Platforms

Our senior management team has over 100 collective years of home health industry experience and a track record of building home health platforms, integrating acquisitions and generating profitable growth, strong cash flows and stockholder returns in public and private markets. Beginning with the founding of Healthfield in 1986 and following its merger with Gentiva in 2006, members of our senior management team oversaw the creation of the largest home care company in the United States. Under their leadership, Gentiva became a large, diversified public home health provider, growing revenue from $869 million in 2005 to approximately $2 billion annually at the time of its sale to Kindred in 2015. Additionally, members of our senior management team, including Mr. Windley and Mr. Strange, held senior leadership roles at PSA prior to its merger with Epic and eventual formation of Aveanna.

Technology-Enabled Operating Platform and Corporate Infrastructure

The Aveanna platform was purpose-built to deliver high-quality clinical care efficiently. We have made significant investments in our technology and corporate infrastructure to build a scalable care delivery platform. Our technology platform includes multiple cloud applications for managing our business which enable and automate all of our mission critical business functions including caregiver recruiting, staffing, electronic health data capture, financial management, payroll, human resources management and billing and logistics. Our Aveanna Hope Devices and point-of-care technology that we have deployed to our frontline caregivers on tablets and mobile devices significantly improves caregiver efficiency and data collection. We believe our platform is a significant competitive advantage in the marketplace, driving superior operating performance and margins that enable us to reinvest in growth. We have made these investments in anticipation of the eventual move to value-based care and are well-positioned to take advantage of this opportunity.

Built to Scale Nationally across Private Duty Services, Adult Home Health and Hospice

Over the past five years, we believe we have built one of the largest private duty services businesses in the United States via acquisitions and organic growth. Over this period of time, we also built the corporate infrastructure and processes to expand seamlessly into adult home health and hospice. We have proven our ability to execute our model in multiple geographies with various payers across all three verticals. We have created a repeatable, data-driven playbook to expand our presence across the United States and made substantial investments to support each key component of our approach.

Acquirer of Choice with Proven Ability to Integrate Acquisitions and Realize Synergies

Our scaled, national platform in otherwise highly fragmented markets positions us as a clear acquirer of choice for smaller providers seeking to partner with a leading platform. Our management team has a deep track record of successfully acquiring, integrating and realizing synergies from over 50 acquisitions through their long careers in home care. Since our Formation, we have successfully completed and integrated sixteen acquisitions. Our IMO team has developed a proven playbook over long merger and acquisition careers to lead the quick and synergistic integration of our acquisitions. We derive synergies from a host of areas including staffing optimization, technology integration, cross-selling, reduction of overhead, rationalizing overlapping markets and other operational efficiencies that are supported by the differentiated investments we have made in our platform.

Scale Advantages Result in a Network Effect, Accelerating Growth

Our scale enables a virtuous cycle of network effects and competitive advantages to our business. First, our local market density creates a network effect where more nurses and higher quality of care translate into the ability to staff cases quickly and find the right match, which in turn, drives more referrals and higher branch profit. This creates a virtuous cycle of scale advantage where higher volumes for Aveanna enable more platform reinvestment, more capital for acquisitions and de novo expansions, and greater payer and referral preference, further driving volumes. These platform investments in turn allow us to develop and maintain advantaged capabilities, technology and infrastructure that create more value for our customers and reinforce our advantages vs. competitors. In particular, we believe that (1) our larger nursing panel and one stop shop service offering translate into higher referent satisfaction levels, higher win rates and more case volumes, (2) our advantaged nurse recruiting, training and staffing capability translate into higher case fill rates and a higher quality of care, (3) our large and sophisticated sales team translates into higher rates of referent penetration in local hospitals, (4) our stronger set of regional management leaders translates into better execution, and (5) our investments in technology drive efficiency and quality. These scale advantages reinforce our local market share and competitive advantage at every step.

Our Growth Strategy

Increase Volumes within Our Existing Footprint

We expect to continue to gain share in our existing local markets through our “virtuous cycle” strategy, leveraging our highly regarded brand, service breadth, nurse recruiting and go-to-market capabilities to win a higher share of cases each year, expand our number of referral sources and grow our payer relationships. A core component of this growth strategy is educating referral sources about the differentiated benefits and high-quality outcomes of our services, which result in a higher fill rate and lower rate of readmissions versus competitors. We believe we can further accelerate our growth through new workforce recruiting and training initiatives that will expand our capacity to grow and through de novo branch growth initiatives to grow our geographic coverage within existing markets. In addition, we intend to gain market share through investments in strong local branch leaders and technology infrastructure to enable digital and remote workforce training and onboarding amidst the COVID-19 pandemic.

Further Expand Into Adult Home Health and Hospice Care

We intend to further enhance our position as an end-to-end platform for private duty services and adult home health and hospice services through continued organic and inorganic expansion into the adult home health market. Our management estimates that the adult home health and hospice markets represent a $74 billion market opportunity that remains highly fragmented, with the largest participants only generating low single digit market shares. Against this industry backdrop, we intend to grow in two ways. First, we aim to acquire regional leadership positions through a mix of scale and tuck-in acquisitions, leveraging an attractive and in-place pipeline. Second, we expect to launch a number of de novo adult home health and hospice branches around newly acquired branches as well as our existing home care footprint, leveraging our platform across 33 states and the 129 Medicare licenses we already have in existing PDN, home health, and hospice locations. In some instances, we can utilize these licenses to open up a new Medicare home health branch or stand up Medicare home health services out of an existing PDN branch, with the ability to generate millions of dollars in annual revenues per branch license.

Expand Private Duty Services Presence Through Acquisitions and De Novo Expansions

We are the logical consolidator in a highly fragmented private duty services industry given our strong market position, leading brand, capitalization and integration capabilities. We maintain discipline in our approach to valuation and have consistently realized our deal-related growth and operational objectives. We believe there is a robust target landscape and currently have an attractive acquisition pipeline with a number of near-term targets identified. We target two types of acquisitions: tuck-in and expansion. Our tuck-in acquisitions are smaller in scale, highly synergistic and are meant to drive further density in existing markets, with integration time generally measured in weeks. Our expansion targets are larger in scale and are meant to diversify our geographic footprint while gaining immediate scale and density in new markets, with integration time of one to two months. In our existing and new markets, we will augment our growth by opening up new agencies to further drive local market density and relevance to all constituents.

Cross-Sell Enteral Services to Our PDN and Home Care Patient Base

We believe that Aveanna’s unique ability to bundle PDN and enteral nutrition services to our patients is both a significant differentiator for our customers as well as a future growth opportunity. In particular, we believe that the bundling of these services provides families with not only a more convenient “one stop shop” but also a more responsive, tailored service experience due to the ability of Aveanna nurses to manage patients’ enteral shipments from the home. Today, we believe the majority of our PDN patients also receive enteral therapy, but the vast majority of these patients are served by other third-party enteral services providers, creating significant future cross-selling upside for our enteral business to continue to penetrate our PDN patient base.

Reinvest in Our Platform to Optimize Performance

We believe ongoing investment in our platform drives greater efficiency across our business, generating a virtuous cycle that allows us to continue growing. We plan to continually invest in improving our people, technology and processes to further drive volumes, leverage our corporate infrastructure and drive higher margins over time.

Leverage Our Scale and Capabilities to Drive Value-Based Care Arrangements in Partnership with our MCO Payer Partners

We believe that value-based care is the future of home health and have worked to equip ourselves to lead the transition. We believe that Aveanna is uniquely well-positioned to benefit from a shift towards value-based care by virtue of our scale, which allows us to care for a meaningful share of our payer partners’ eligible population, and the substantial investments we have made in our clinical training program, compliance protocols and technology infrastructure, which allow us to provide consistently high-quality care along with patient data and reporting directly from the home. We therefore see Aveanna as a natural “partner of choice” for payers as the industry moves towards value-based arrangements. We see this transition as a way to improve our future revenue and profitability as we share in savings we can generate for the healthcare system long term.

Our Reimbursement Sources

We have a highly diverse range of payers that reimburse us. Our payer diversity is due to both our geographic diversity as well as the variety of services we provide, many of which are reimbursed by different payers and have different payment models. Our reimbursement sources are comprised of more than 1,750 distinct payers that include Medicaid managed care organizations (“MCOs”), state-based Medicaid programs, Medicare, Medicare Advantage plans, commercial insurance plans and other governmental payers across 33 states. Each contract we have with our payers is unique and specific to that payer, creating additional diversification benefits.

The majority of the Company’s PDN patients are covered by either Medicaid fee-for service (“FFS”) or Medicaid MCOs. State legislatures set Medicaid FFS hourly reimbursement rates applicable to providers of PDN services. In states where traditional FFS Medicaid is the primary payer source for PDN services, there is no rate negotiation; providers simply must accept the rate offered by the state Medicaid system or choose to not do business in the state. In states that outsource some or all of the Medicaid administration to managed care, MCOs receive a per-member-per-month capitation payment from the state, and then contract for reimbursement rates with each provider of services within the state. Contracts between MCOs and PDN providers generally express reimbursement rates as a percentage of the state’s FFS rate. MCO rates are negotiated between the payer and the provider, but the rates are largely based on state guidance and typically are within a range of the Medicaid rate. With limited exception, the Company is a “rate taker” with the broad goal of obtaining 100% of the state Medicaid FFS reimbursement rate on average. The Company views contract negotiations – including rates, billing, and collections – holistically. When determining whether to enter into a contract with an MCO or commercial payer, the Company considers whether the rate and other contract terms offered are generally acceptable based on commercial billing and collection practices and also allow the Company to appropriately attract and retain caregivers at a market rate. Though the reimbursement rate is important, other contract terms are also important to the Company, including timeliness of payment by the payer, the appeals process for challenging denied claims, and the claims format and submission process. These “non-rate” terms are typically equally as important to the Company as the base reimbursement rate.

Changes to our reimbursement tend to mirror wage inflation, supporting historically stable gross margins. The majority of our employees are skilled clinical workers that earn well above minimum wage and are not impacted by minimum wage increases.

Private Duty Services Reimbursement

The primary payers for the private duty services we deliver are state-based Medicaid programs and MCOs. Although traditional Medicaid eligibility is often determined by income or assets, private duty services patients typically qualify for Medicaid regardless of their family’s income because of their medical conditions. A federal law established in 1967, a component of which covers Early Periodic Screening, Diagnostic, and Treatment (“EPSDT”), requires that state Medicaid programs and Medicaid MCOs cover medically necessary services for children under 21. Many of the private duty services we provide, including PDN, personal care services and physical, occupational and speech therapy, are all explicitly included under the EPSDT benefit. In addition to the federal mandate for coverage of our services, we believe our reimbursement is significantly more stable than other government reimbursed services because private duty nursing patients (many of whom are children with complex medical diagnosis) represent a medically fragile population supported by strong, vocal advocacy groups, and therefore funding for our services typically receives broad bi-partisan support in state legislatures. Moreover, state spending on private duty nursing is a small portion of total state Medicaid expenditures, and the home is widely recognized by payers as the lower cost alternative to inpatient care settings. As a result, funding for our services is unlikely to be targeted as a source of savings for states seeking to alleviate budget pressure.

Medicaid policy is determined at a state level across each of our 33 states, providing stability as compared to Medicare reimbursement, which is determined unilaterally at the federal level. Each state also has the ability to determine whether to administer benefits through a statewide fee-for-service program or through managed care organizations, in which states pay private insurers a flat rate per capita and have the private insurers contract with providers. MCOs provide additional payer diversity. The trend across many states has been to slowly transition children with complex medical conditions into managed care. Today, the majority of states in which we provide PDS have already transitioned to MCOs. In our PDS business, approximately 61% of our PDS Medicaid revenue was derived from MCOs and 27% from state Medicaid programs for fiscal year 2021. Changes in utilization and reimbursement from the shift to managed care have historically been minimal, with reimbursement for MCO and state Medicaid programs largely at parity. Furthermore, we believe that there is an opportunity for us to capture additional volume from the shift to managed care as MCOs prefer to partner with scale providers like Aveanna who deliver a broad range of services with consistently high quality care.

Commercial insurance payers also comprise a small portion of our reimbursement for private duty services. However, commercial coverage is typically limited by monetary or visit caps, and when services are no longer covered (or are minimally covered), patients typically access services through Medicaid.

In our unskilled business, a significant percentage of our caregivers earn at or near minimum wage. However, this has not historically been a source of risk to our margins, as our respite service reimbursement rates generally have mechanisms to adjust commensurate with local changes in minimum wage.

Adult Home Health & Hospice Reimbursement

Our adult home health and hospice services are primarily reimbursed by Medicare and Medicare Advantage plans. The Medicare home nursing benefit is available to patients who need care following discharge from a hospital, as well as patients who suffer from chronic conditions that require intermittent skilled care. While the services received need not be rehabilitative or of a finite duration, patients who require full-time skilled nursing for an extended period of time generally do not qualify for Medicare home nursing benefits. As a condition of coverage under Medicare, beneficiaries must: (1) be homebound, meaning they are unable to leave their home without a considerable and taxing effort; (2) require intermittent skilled nursing, physical therapy or speech therapy services that are covered by Medicare; and (3) receive treatment under a plan of care that is established and periodically reviewed by a physician. Qualifying patients also may receive reimbursement for occupational therapy, medical social services, and home health aide services if these additional services are part of a plan of care prescribed by a physician.

We submit all home health Medicare claims through Medicare Administrative Contractors for the federal government. Medicare Administrative Contractors are private health care insurers that have been awarded a geographic jurisdiction to process Medicare Part A and Part B (A/B) medical claims or durable medical equipment claims for Medicare fee-for-service beneficiaries. In 2021, all home health agencies were required to submit a Request for Anticipated Payment

(“RAP”) before filing each claim and Medicare paid the RAP at 0%. After the final claim was submitted, 100% was paid.

Final payments may reflect base payment adjustments for case-mix and geographic wage differences and 2% sequestration reduction for episodes that began after March 31, 2013. In addition, final adjustments may reflect one of four retroactive adjustments to ensure the adequacy and effectiveness of the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider or transferred from another provider before completing the episode; or (d) a payment adjustment based upon the level of therapy services required. Because such adjustments are determined upon the completion date of the episode, retroactive adjustments could impact our financial results. The base payment rate for Medicare home nursing was $1,901.12 per 30-day episode for the year ended December 31, 2021. The base payment rate does not take into consideration the 2% sequestration payment reduction mandated by the Budget Control Act of 2011.

Home health payment rates are updated annually by the home health market basket percentage as adjusted by Congress. The U.S. Department of Health and Human Services (“HHS”), Centers for Medicare & Medicaid Services (“CMS”) establishes the home health market basket index, which measures inflation in the prices of an appropriate mix of goods and services included in home health services.

The Medicare hospice benefit covers a broad set of palliative services for beneficiaries who have a life expectancy of six months or less, as determined by their physicians. Medicare pays hospices a daily rate for each day a beneficiary is enrolled in the hospice benefit. Each day of hospice benefit, a level of care is assigned based on one of four case types: routine home care, continuous home care, inpatient respite care and general inpatient care. For Medicare’s 2021 fiscal year, the base per diem hospice payment rate for each service were: $199.25 for the first 60 days of routine home care and $157.49 for every day thereafter; $1,432.41 for continuous home care; $461.09 for inpatient respite care; and $1,045.66 for general inpatient care. These payments are reduced by 2% for hospices that do not report specified quality data to CMS.

Competition

Competitive Position

Private Duty Services (PDS)

The PDS services industry in which Aveanna operates is highly competitive and fragmented. PDS providers range from facility-based agencies, such as day health centers, live in facilities and government agencies, to independent homecare companies. Our PDS competitors may be not-for-profit organizations or for-profit organizations. There are relatively few barriers to entry in some of the home health services markets in which Aveanna operates. In addition to several multistate privately-held companies, Aveanna’s primary competitors for its home health business are hospital-based home health agencies and local home health agencies, both for profit and not-for-profit. Aveanna competes with other home health providers on the basis of availability of caregivers, quality and expertise of services and the value of services. Aveanna believes that it has a favorable competitive position, attributable mainly to the consistently high quality and targeted services it has historically provided to its patients, as well as to its screening and evaluation procedures and training programs for clinical associates who provide direct care to patients.

Additionally, Aveanna’s competitors will likely strive to improve their service offerings and drive growth in non-government reimbursed programs. Aveanna also expects its competitors to develop new strategic relationships with providers, referral sources and payers, which could result in increased competition.

Medical Solutions (MS)

The medical solutions industry in which Aveanna operates is highly competitive, fragmented and market specific. Each local market has its own competitive blue print, and there are few competitors with significant market share in all of the markets in which Aveanna operates. Aveanna competes with providers, privately and publicly held organizations, and not-for-profit organizations. There is continual competition from new entrants into Aveanna’s markets.

Aveanna’s Medicare MS business line could be impacted by the future Durable Medical Equipment, Prosthetics, Orthotics and Supplies (“DMEPOS”) competitive bid award. The DMEPOS program provides Medicare reimbursement to suppliers of medical items, including, among such other things, enteral nutrition products and oxygen, for Medicare beneficiaries. The DMEPOS Competitive Bidding Program was mandated by Congress through the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The statute requires that Medicare replace the current fee schedule payment methodology for selected DMEPOS items with a competitive bid process. Under the program, a competition among suppliers who operate in a particular competitive bidding area (“CBA”) is conducted. Suppliers are required to submit a bid for selected products. On March 7, 2019, CMS announced plans to consolidate the CBAs included in the Round 2 Recompete and Round 1 2017 DMEPOS Competitive Bidding Program into a single round of competition named Round 2021. Round 2021 will include 130 CBAs. Round 2021 contracts became effective on January 1, 2021, and extend through December 31, 2023. The list of supplies included in Round 2021 includes, among other items, MS products such as enteral nutrition products and oxygen. Bids are submitted electronically through a web-based application process. Bids are evaluated based on the supplier’s eligibility, its financial stability and the bid price. Contracts are awarded to the Medicare suppliers who offer the best price and meet applicable quality and financial standards. Contract suppliers must agree to accept assignment on all claims for bid items and will be paid the single payment amount. All Medicare DMEPOS Competitive Bidding Program contracts expired on December 31, 2018. Beginning on January 1, 2019, there was a temporary gap in the entire DMEPOS Competitive Bidding Program that lasted until December 31, 2020. During the temporary gap, any Medicare enrolled DMEPOS supplier was allowed to furnish DMEPOS items and services to people with Medicare.

Home Health and Hospice Services (HHH)

The home health market is highly competitive and fragmented. According to the Medicare Payment Advisory Commission (“MedPac”), an independent agency that advises Congress on various Medicare issues, there were approximately 11,456 Medicare-certified home health agencies in the United States in 2020. Generally, competition in home health service and hospice markets comes from local and regional providers. These providers include facility- and hospital-based providers, visiting nurse associations and nurse registries. Aveanna competes based on the availability of personnel, the quality of services, expertise of visiting staff, and, in certain instances, the price of our services.

Source and Availability of Personnel

To maximize the cost effectiveness and productivity of clinical associates, Aveanna utilizes customized processes and procedures that have been developed and refined over the years. We use personalized matching techniques to recruit and select applicants who fit individual patients’ needs through initial applicant profiles, personal interviews, skill evaluations and background and reference checks. Aveanna utilizes its iCIMS software which assists on the hiring and onboarding of personnel.

We recruit our clinical associates through a variety of sources, such as advertising in local and national media, job fairs, solicitations on websites, direct mail and telephone solicitations and referrals obtained directly from clients and other caregivers. Clinical associates are either paid on a per visit, per hour, or per diem basis or are employed on a full-time salaried basis. Currently, we are experiencing a shortage of licensed professionals, which has been impacting our industry generally. See “Risk Factors—Risks Related to our Business and Industry—The home health and hospice industries have historically experienced shortages in qualified employees and management, and competition for qualified personnel may increase our labor costs and reduce profitability.”

Government Regulation

General

Aveanna’s business is subject to extensive federal, state and, in some instances, local regulations and standards which govern, among other things: Medicare, Medicaid, TRICARE (the Department of Defense’s managed healthcare program for military personnel/retirees and their families) and other government-funded reimbursement programs; reporting requirements, certification and licensing standards and in some cases, Certificate of Need (“CON”) requirements for certain home health agencies and hospices.

Aveanna’s compliance with these regulations and standards may affect its participation in Medicare, Medicaid, TRICARE and other federal and state healthcare programs, as well as its ability to be reimbursed by private payers. Aveanna is also subject to a variety of federal and state regulations which prohibit fraud and abuse in the delivery of healthcare services. These regulations include, among other things: prohibitions against the offering or making of direct or indirect payments to actual or potential referral sources for obtaining or influencing patient referrals; rules generally prohibiting physicians from making referrals under Medicare and Medicaid for clinical services to a home health agency with which the physician or his or her immediate family member has certain types of financial relationships; laws against the filing of false claims; and laws against making payment or offering items of value to patients to induce their self-referral to the provider. These regulations also include licensure, certification or other qualifications for various Aveanna personnel who provide our services.

We believe that healthcare services will continue to be subject to intense regulation at the federal and state levels. We are unable to predict what additional government regulations, if any, affecting our business may be enacted in the future or how existing or future laws and regulations might be interpreted. If we, or any of our locations, fail to comply with applicable laws, it might have a material adverse effect on our business.

Licensure, Certificates of Need and Permits of Approval

Home health and hospice agency providers operate under licenses granted by the health authorities of their respective states. Some states require healthcare providers (including home health and hospice agencies) to obtain prior state approval for the purchase, construction or expansion of healthcare locations, capital expenditures exceeding a prescribed amount, or changes in services. For those states that require a CON or permit of approval (“POA”), the provider must also complete a separate application process establishing a location and must receive required approvals.

Certain states, including a number in which we operate, carefully restrict new entrants into the market based on demographic and/or demonstrative usage of additional providers. These states limit the entry of new providers or services and the expansion of existing providers or services in their markets through a CON process, which is periodically evaluated and updated as required by applicable state law.

To the extent that we would need a CON, POA, or other similar approvals to expand our operations, our expansion could be adversely affected by the inability to obtain the necessary approvals, changes in the standards applicable to those approvals and possible delays and expenses associated with obtaining those approvals.

In every state where required, our home health and hospice agencies possess a license and/or CON or POA issued by the state health authority that determines the local service area for the home health and hospice agencies. State health authorities in certain states and the District of Columbia require a CON or its equivalent in order to establish and operate a home health agency or hospice care center. We operate home health agencies and/or provide hospice services in the following CON states: Alabama, Georgia, North Carolina, Tennessee and Washington.

Medicare and Medicaid Participation: Licensing, Certification and Accreditation

All healthcare providers are subject to compliance with various federal, state and local statues and regulations in the U.S. and receive periodic inspection by state licensing agencies to review compliance with standards of administration, medical care, equipment and safety. We have dedicated internal resources and utilize external parties when necessary to monitor and ensure compliance with the various applicable federal, state and local laws, rules and regulations.

Our home health and hospice agencies and caregivers must comply with regulations promulgated by HHS and CMS in order to participate in the Medicare program and receive Medicare payments. Sections 1861(o) and 1891 of the Social Security Act (“SSA”) and 42 CFR Part 484 establish the conditions that a home health agency must meet in order to participate in the Medicare program. Among other things, these regulations, applicable to home health agencies, known as “Conditions of Participation” (“COPs”), relate to the type of facility, its personnel and its standards of medical care, as well as its compliance with federal and state laws and regulations. Recent COPs applicable to home health agencies, which went into effect on January 13, 2018, focus on the safe delivery of quality care provided to patients and the impact of that care on patient outcomes through the protection and promotion of patients’ rights, care planning, delivery and coordination of services and streamlining of regulatory requirements.

Section 1861(dd) of the SSA and 42 CFR Part 418 establish the conditions that a hospice must meet in order to participate in the Medicare program. These COPs set forth the health and safety requirements that a hospice must meet. They provide a framework for patient care, administrative and organizational processes, and quality improvement, as well as compliance with federal and state laws and regulations.

CMS has adopted alternative sanction enforcement options which allow CMS to (i) impose temporary management, direct plans of correction or direct training and (ii) impose payment suspensions and civil monetary penalties in each case on providers out of compliance with the COPs. In addition, CMS engages or has engaged a number of third-party audit contractors to conduct an additional documentation request (known as an “ADR,” a request for a provider’s medical record documentation to review specific claims), and other third-party firms, including Recovery Audit Contractors, Program Safeguard Contractors, Zone Program Integrity Contractors, Uniform Program Integrity Contractors, Targeted Probe and Educate, and Medicaid Integrity Contractors, to conduct extensive reviews of claims data and state and federal government healthcare program laws and regulations applicable to healthcare providers. These audits evaluate the appropriateness of billings submitted for payment. In addition to identifying overpayments, audit contractors can refer suspected violations of law to government enforcement authorities.

If we fail to comply with applicable laws and regulations, we could be subjected to liabilities, including criminal penalties, civil penalties (including the loss of our licenses to operate one or more of our businesses) and exclusion of a service or facility, or Aveanna as a whole, from participation in the Medicare, Medicaid and other federal and state healthcare programs. If any of our services or facilities were to lose its accreditation or otherwise lose its certification under the Medicare and Medicaid programs, the service or facility, or Aveanna as a whole, may be unable to receive reimbursement from the Medicare and Medicaid programs and other payers. We believe our facilities and services are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may become necessary for us to make changes in our services, facilities, equipment, personnel and services in the future, which could have a material adverse impact on operations.

Accreditations

The Community Health Accreditation Program (the “CHAP”) and Accreditation Commission for Health Care (the “ACHC”) are nationwide commissions that establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of healthcare organizations. Currently, CHAP and ACHC accreditation of home health and hospice agencies is voluntary. However, some managed care organizations use CHAP and ACHC accreditation as a credentialing standard for regional and state contracts. As of January 1, 2022, the CHAP has accredited 12 home health locations and ACHC has accredited 4 hospice locations. We plan to renew our three-year CHAP accreditation in April 2022, at which time we expect that our contract will include all currently non-accredited locations. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.

Federal and State Anti-Fraud and Anti-Kickback Laws

As a provider under the Medicare and Medicaid systems, we are subject to various federal anti-fraud and abuse laws, including, without limitation, the federal healthcare programs’ anti-kickback statute, 42 U.S.C. § 1320a-7b (the “Anti-Kickback Statute”). Affected government healthcare programs include any healthcare plans or programs that are funded by the United States government (other than certain federal employee health insurance benefits/programs), including certain state healthcare programs that receive federal funds, such as Medicaid. We are also subject to various state anti-fraud and kickback laws which govern both government program and private payer activity.

Subject to certain exceptions, these laws prohibit any offer, payment, solicitation or receipt of any form of remuneration to induce or reward the referral of business payable under a government healthcare program or in return for the purchase, lease, order, arranging for, or recommendation of items or services covered under a government healthcare program. A related law forbids the offer or transfer of anything of value, including certain waivers of co-payment obligations and deductible amounts, to a beneficiary of Medicare or Medicaid that is likely to influence the beneficiary’s selection of healthcare providers, again, subject to certain exceptions. Violations of the federal Anti-Kickback Statute can result in imprisonment, the imposition of penalties topping $100,000, plus three times the amount of the improper remuneration and potentially, exclusion from furnishing services under any government healthcare program. In addition, the states in which we operate generally have laws, similar to the various federal anti-fraud and abuse laws, that prohibit certain direct or indirect payment or fee-splitting arrangements between healthcare providers and/or other persons and entities where such arrangements are designed or used to obtain or induce the referral of patients from a particular person or provider.

We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to monitor and address prevention of anti-fraud and kickback laws.

Stark Law

Federal law includes a provision commonly known as the “Stark Law.” This law prohibits a physician (defined to include a doctor of medicine or osteopathy, a doctor of dental surgery or dental medicine, a doctor of podiatric medicine, a doctor of optometry, or a chiropractor) from referring Medicare and Medicaid patients to certain types of entities with which the physician or any of the physician’s immediate family members have a financial relationship, unless an exception to the law’s prohibition is met. Subject to adherence to their respective criteria requirements, the self-referral prohibition contains a number of exceptions, including exceptions covering employment or independent contractor arrangements, space and equipment leases, and recruitment agreements.

Sanctions within Stark Law include significant civil penalties including over $25,000 for each violation, over $169,000 for schemes to circumvent the Stark Law restrictions and up to $10,000 for each day an entity fails to report required information and exclusion from the federal healthcare programs. Violations of the Stark Law may also result in payment denials, false claim recoveries, civil monetary penalties, and/or federal program exclusion.

On November 20, 2020, CMS issued a final rule modernizing and clarifying the Stark Law regulations. This final rule was an attempt by CMS to reduce the unnecessary regulatory burdens on physicians and other healthcare providers while reinforcing the Stark Law’s goal of protecting patients from unnecessary services and being steered to lower quality or more expensive services because of a physician’s financial self-interest. The final rule created new exceptions to the Stark Law for value-based arrangements by permitting physicians and other healthcare providers to design and enter into value-based arrangements. Additionally, the final rule modified existing exceptions governing compensation provided to a physician by another healthcare provider by providing new guidance on how to determine fair market value.

Several of the states in which we conduct business have also enacted statutes similar in scope and purpose to the federal fraud and abuse laws and the Stark Law. These state laws may mirror the federal Stark Law or may be different in scope. The available guidance and enforcement activity associated with such state laws varies considerably.

We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Nonetheless, because the law in this area is complex and constantly evolving, there can be no assurance that federal regulatory authorities will not determine that any of our arrangements with physicians violate the Stark Law.

Federal and State Privacy and Security Laws

The Health Insurance Portability and Accountability Act (“HIPAA”) requires our covered entities to comply with standards for the exchange of health information within our company and with third parties, such as payers, business associates and patients. These include standards for common healthcare transactions, such as: claims information, plan eligibility, payment information and the use of electronic signatures; unique identifiers for providers, employers, health plans and individuals; and security, privacy, breach notification and enforcement. Under HIPAA, a “covered entity” includes healthcare providers, healthcare clearinghouses and health plans/insurers, and a “business associate” is a person or entity, other than a member of the workforce of a covered entity, who performs functions or activities on behalf of, or provides certain services to, a covered entity that involve access by the business associate to protected health information.

HIPAA transaction regulations establish form, format and data content requirements for most electronic healthcare transactions, such as healthcare claims that are submitted electronically. The HIPAA privacy regulations establish comprehensive requirements relating to the use and disclosure of protected health information. The HIPAA security regulations establish minimum standards for the protection of protected health information that is stored or transmitted electronically. The HIPAA breach notification regulations establish the applicable requirements for notifying individuals, the HHS, and the media in the event of a data breach affecting protected health information. Violations of the privacy, security and breach notification regulations are punishable by civil and criminal penalties.

The American Recovery and Economic Reinvestment Act of 2009 (“ARRA”) increased the amount of civil monetary penalties that can be imposed for violations of HIPAA, and the amounts are updated annually for inflation. For 2022, penalties for HIPAA violations can range from $120 to $1.806 million per violation with a maximum fine of $1.806 million for identical violations during a calendar year. ARRA also authorized State Attorneys General to bring civil enforcement actions under HIPAA, and attorney generals are actively engaged in enforcement. These penalties could be in addition to other penalties assessed by a state for a breach which would be considered reportable under the state’s data breach notification laws.

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) was enacted in conjunction with ARRA. Among other things, the HITECH Act makes business associates of covered entities directly liable for compliance with certain HIPAA requirements, strengthens the limitations on the use and disclosure of protected health information without individual authorizations, and adopts the additional HITECH Act enhancements, including enforcement of noncompliance with HIPAA due to willful neglect. The changes to HIPAA enacted as part of ARRA reflect a Congressional intent that HIPAA’s privacy and security provisions be more strictly enforced. These changes have stimulated increased enforcement activity and enhanced the potential that healthcare providers will be subject to financial penalties for violations of HIPAA. In addition, the Secretary of HHS is required to perform periodic audits to ensure covered entities (and their business associates, as that term is defined under HIPAA) comply with the applicable HIPAA requirements, increasing the likelihood that a HIPAA violation will result in an enforcement action.

Health care providers, including HHAs and hospices, are also subject to a growing number of requirements intended to promote the interoperability and exchange of patient health information. On April 5, 2021, for example, health care providers and certain other entities became subject to information blocking restrictions pursuant to the 21st Century Cures Act that prohibit practices that may interfere with the access, exchange, or use of electronic health information, except as required by law or specified by HHS as a reasonable and necessary activity. Violations may result in penalties of up to $1 million per violation and/or other disincentives.

In addition to the federal HIPAA regulations, most states also have laws that regulate the collection, storage, use, retention, security, disclosure, transfer and other processing of health information and other confidential, sensitive and personal data. Certain of these laws grant individual rights with respect to their information, and we may be required to expend significant resources to comply with these laws. For example, various states, such as California and Massachusetts, have implemented privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of personally identifiable information, including protected health information (“PHI”). These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies.

Further, all 50 states and the District of Columbia have adopted data breach notification laws that impose, in varying degrees, an obligation to notify affected persons and/or state regulators in the event of a data breach or compromise, including when their personal information has or may have been accessed by an unauthorized person. Some state breach notification laws may also impose physical and electronic security requirements regarding the safeguarding of personal information, such as social security numbers and bank and credit card account numbers. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements. Violation of state privacy, security, and breach notification laws can trigger significant monetary penalties. In addition, certain states’ privacy, security, and data breach laws, including, for example, the California Consumer Privacy Act of 2018 (the “CCPA”), include a private right of action that may expose us to private litigation regarding our privacy practices and significant damages awards or settlements in civil litigation. Complying with these various laws, rules, regulations and standards, and with any new laws or regulations changes to existing laws, could cause us to incur substantial costs that are likely to increase over time, require us to change our business practices in a manner adverse to our business, divert resources from other initiatives and projects, and restrict the way products and services involving data are offered.

The False Claims Act

The federal False Claims Act, 31 U.S.C. §§ 3729, et seq., (“FCA”) prohibits false claims or requests for payment, for which payment may be made by a federal government program, including for healthcare services. Under the FCA, the federal government may penalize any person who knowingly submits, or participates in submitting, claims for payment to the federal government which are false or fraudulent, or which contain false information. Any person who knowingly makes or uses a false record or statement to avoid paying the federal government, or knowingly conceals or avoids an obligation to pay money to the federal government, may also be subject to fines under the FCA. Under the FCA, the term “person” means an individual, company or corporation.

The federal government has used the FCA to cover Medicare, Medicaid and other governmental program fraud in areas such as violations of the federal Anti-Kickback Statute or the Stark Laws, coding errors, billing for services not provided and submitting false cost reports. The FCA has also been used to bring suit against people or entities that bill services at a higher reimbursement rate than is allowed and that bill for care that is not medically necessary. In addition to government enforcement, the FCA authorizes private citizens to bring qui tam or “whistleblower” lawsuits, greatly extending the number of actions under the FCA. The per-claim penalty range is between $12,537 and $25,076 (last updated 2022).

The Fraud Enforcement and Recovery Act of 2009 (“FERA”) amended the FCA with the intent of enhancing the powers of government enforcement authorities and whistleblowers to bring FCA cases. In particular, FERA attempts to clarify that liability may be established not only for false claims submitted directly to the government, but also for claims submitted to government contractors and grantees. FERA also seeks to clarify that liability exists for attempts to avoid repayment of overpayments, including improper retention of federal funds. FERA also included amendments to FCA procedures, expanding the government’s ability to use the Civil Investigative Demand process to investigate defendants, and permitting government complaints in intervention to relate back to the filing of the whistleblower’s original complaint. FERA has increased both the volume and liability exposure of FCA cases brought against healthcare providers.

In the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the “ACA”), Congress enacted requirements related to identifying and returning overpayments made under Medicare and Medicaid. CMS finalized regulations regarding this so-called “60-day rule,” which requires providers to report and return Medicare and Medicaid overpayments within 60 days of identifying the same. A provider who retains identified overpayments beyond 60 days may be liable under the FCA. “Identification” occurs when a person “has, or should have through the exercise of reasonable diligence,” identified and quantified the amount of an overpayment. The final rule also established a six-year lookback period, meaning overpayments must be reported and returned if a person identifies the overpayment within six years of the date the overpayment was received. A provider must report and return overpayments even if the provider did not cause the overpayment.

In addition to the FCA, the federal government may use several criminal statutes to prosecute the submission of false or fraudulent claims for payment to the federal government. Many states have false claims laws similar to the FCA that impose liability for the types of acts prohibited by the FCA. As part of the Deficit Reduction Act of 2005 (the “DRA”), Congress provided states an incentive to adopt state false claims acts consistent with the federal FCA. Additionally, the DRA required providers who receive $5 million or more annually from Medicaid to include information on federal and state false claims acts, whistleblower protections and the providers’ own policies on detecting and preventing fraud in their written employee policies.

Governmental Review, Audits and Investigations

The HHS, CMS, Department of Justice (“DOJ”) and other federal and state agencies continue to impose intensive enforcement policies and conduct random and directed audits, reviews, and investigations designed to insure compliance with applicable healthcare program participation and payment laws and regulations. As a result, we are routinely the subject of such audits, reviews, and investigations.

The DOJ, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future. These audits and investigations could potentially cause delays in collections, recoupments, retroactive adjustment to amounts previously paid from governmental payers. We cannot predict the ultimate outcome of any regulatory and other governmental audits and investigations. While such audits and investigations are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The Company’s costs to respond to and defend any such audits, reviews and investigations could be significant and are likely to increase in the current enforcement environment.

FDA Regulation

The U.S. Food and Drug Administration (“FDA”) regulates medical device user facilities, which include home health providers. FDA regulations require user facilities to report patient deaths and serious injuries to the FDA and/or the manufacturer of a device used by the facility if the device may have caused or contributed to the death or serious injury of any patient. FDA regulations also require user facilities to maintain files related to adverse events and to establish and implement appropriate procedures to ensure compliance with the above reporting and recordkeeping requirements. User facilities are subject to FDA inspection, and noncompliance with applicable requirements may result in warning letters or sanctions including civil monetary penalties, injunction, product seizure, criminal fines and/or imprisonment.

The Improving Medicare Post-Acute Care Transformation Act

In October 2014, the Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”) was signed into law requiring the reporting of standardized patient assessment data for quality improvement, payment and discharge planning purposes across the spectrum of post-acute care providers (“PACs”), including skilled nursing facilities and home health agencies. The IMPACT Act required PACs to begin reporting: (1) standardized patient assessment data at admission and discharge by October 1, 2018 for PACs, including skilled nursing facilities and by January 1, 2019 for home health agencies; (2) new quality measures, including functional status, skin integrity, medication reconciliation, incidence of major falls and patient preference regarding treatment and discharge at various intervals between October 1, 2016 and January 1, 2019; and (3) resource use measures, including Medicare spending per beneficiary, discharge to community and hospitalization rates of potentially preventable readmissions by January 1, 2016 for PACs, including skilled nursing facilities and by October 1, 2017 for home health agencies. Failure to report such data when required would subject a facility to a 2.0% reduction in market basket prices then in effect.

The IMPACT Act further requires HHS and MedPAC, a commission chartered by Congress to advise it on Medicare payment issues, to study alternative PAC payment models, including payment based upon individual patient characteristics and not care setting, with corresponding Congressional reports required based on such analysis. The IMPACT Act also included provisions impacting Medicare-certified hospices, including: (1) increasing survey frequency for Medicare-certified hospices to once every 36 months; (2) imposing a medical review process for facilities with a high percentage of stays in excess of 180 days; and (3) updating the annual aggregate Medicare payment cap.

Pre-Claim Review Demonstration for Home Health Services

On June 8, 2016, CMS announced the implementation of a three-year Medicare pre-claim review (“PCR”) demonstration for home health services provided to beneficiaries in the states of Illinois, Florida, Texas, Michigan and Massachusetts. The PCR is a process through which a request for provisional affirmation of coverage is submitted for review before a final claim is submitted for payment. On April 1, 2017, CMS paused the PCR Demonstration for home health services while CMS considered a number of changes. CMS revised the demonstration to incorporate more flexibility and choices for providers, as well as risk-based changes to reward providers who show compliance with Medicare home health policies.

On May 31, 2018, CMS issued a notice indicating its intention to re-launch a home health agency PCR demonstration project. The original program had drawn criticism that it created significant administrative burdens and reduced access to care. Now called the Review Choice Demonstration for Home Health Services (“RCD”), the revised demonstration will give home health agencies in the demonstration states 3 options: PCR of all claims, post-payment review of all claims, or minimal post-payment review with a 25% payment reduction for all home health services. Under the PCR and post-payment review options, provider claims are reviewed for every episode of care until the appropriate claim approval rate (90% based on a minimum of 10 pre-claim requests or claims submitted) is reached. Further, once the appropriate claim approval rate is reached, a provider can elect to opt-out of claim reviews except for a spot check of

5% of its claims to ensure continued compliance. The demonstration initially applies to home health agency providers in Florida, Illinois, North Carolina, Ohio and Texas, with the option to expand after 5 years to other states in the Medicare Administrative Contractor Jurisdiction M (Palmetto). In an October 21, 2019 release, CMS announced that it would reschedule the next phase of its RCD to allow agencies time to transition to the Patient-Driven Groupings Model (“PDGM”). CMS announced that RCD implementation would resume on March 2, 2020 in Texas, followed by demonstrations in North Carolina and Florida on May 4, 2020. However, CMS officials have indicated that these dates are subject to change. The choice selection period began on January 15, 2020 and ended on February 13, 2020 for home health agencies located in Texas. Following the close of the choice selection period, the demonstration was expected to begin in Texas on March 2, 2020, and all periods of care starting on or after this date would be subject to the requirements of the choice selected. However, on March 30, 2020, CMS announced a pause of certain claims processing requirements for the RCD in Illinois, Ohio, and Texas until the Public Health Emergency (“PHE”) for the COVID-19 pandemic has ended. In addition, CMS announced that the demonstration would not begin in North Carolina and Florida on May 4, 2020, as previously scheduled. On July 7, 2020, CMS announced that CMS would discontinue exercising enforcement discretion RCD, beginning on August 3, 2020, regardless of the status of the PHE. CMS announced that the initial choice selection period would begin in North Carolina and Florida on August 3, 2020 and end on August 17, 2020, and that the choice selection period for Ohio’s second review cycle would also begin August 3, 2020 and end on August 17, 2020. On December 22, 2020, CMS delayed the initial choice selection period for Florida and North Carolina and announced that selection period would begin in Florida and North Carolina on March 31, 2021. CMS further delayed the initial choice selection period for Florida and North Carolina and began full implementation of RCD on September 1, 2021 for Florida and North Carolina.

Home Health Value-Based Purchasing

On January 1, 2016, CMS implemented the Home Health Value-Based Purchasing (“HHVBP”) model. The HHVBP model was designed to give Medicare-certified home health agencies incentives or penalties, through payment bonuses, to give higher quality and more efficient care. HHVBP was rolled out to nine pilot states: Arizona, Florida, Iowa, Maryland, Massachusetts, Nebraska, North Carolina, Tennessee and Washington, six of which Aveanna currently has home health operations. Bonuses and penalties began in 2018 with the maximum of plus or minus 3% growing to plus or minus 8% by 2022. Payment adjustments are calculated based on performance in 20 measures which include current Quality of Patient Care and Patient Satisfaction star measures, as well as measures based on submission of data to a CMS web portal. The measures used may be subject to modification or change by CMS. Under the demonstration, home health agencies with higher performance receive bonuses, while those with lower scores receive lower payments relative to current levels. Home health agency performance is evaluated against separate improvement and attainment scores, with payment tied to the higher of these two scores. CMS used 2015 as the baseline year for performance, with 2016 as the first year for performance measurement. The first payment adjustment began January 1, 2018, based on 2016 performance data. Between 2018 and 2022, the payment adjustment varies (upward or downward) from 3% to 8%.

CMS ended the HHVBP demonstration on December 31, 2021. Effective January 1, 2023, the HHVBP model will be effective in all 50 states. Under this new model, CMS will use 2019 as the baseline year for performance, with 2023 as the first year for performance measurement. The first payment adjustment will begin January 1, 2025, based on 2023 performance data. Bonuses and penalties will begin in 2023 with the maximum of plus or minus 5%.

Home Health Payment Reform

On February 9, 2018, Congress passed the Bipartisan Budget Act of 2018 (“BBA of 2018”), which funded government operations, set two-year government spending limits and enacted a variety of healthcare related policies. Specific to home health, the BBA of 2018 provides for a targeted extension of the home health rural add-on payment, a reduction of the 2020 market basket update, modification of eligibility documentation requirements and reform to the Home Health Prospective Payment Systems (“HHPPS”). The HHPPS reform included the following parameters: for home health units of service beginning on January 1, 2020, a 30-day payment system will apply; the transition to the 30-day payment system must be budget neutral; and CMS must conduct at least one Technical Expert Panel during 2018, prior to any notice and comment rulemaking process, related to the design of any new case-mix adjustment model.

The final home health agency regulations introduced by CMS (CMS-1689-FC) updated the Medicare HHPPS and finalized the implementation of an alternative case-mix adjustment methodology, PDGM, that became effective on

January 1, 2020. The PDGM adjusted payments to home health agencies providing home health services under Medicare Fee-For-Service based on patient characteristics for 30-day periods of care and also eliminated the use of therapy visits in the determination of payments. While the changes were to be implemented in a budget neutral manner to the industry, the ultimate impact will vary by provider based on factors including patient mix and admission source. Additionally, CMS made assumptions about behavioral changes which were finalized in the 2020 Final Rule released on October 31, 2019 (CMS-1711-FC). CMS assumed that home health agencies will change their documentation and coding practices and will put the highest paying diagnosis code as the principal diagnosis code in order to have a 30-day period be placed into a higher-paying clinical group. Initially, CMS proposed an 8.1% reduction in the base payment rate for a 30-day period of care to ensure overall budget neutrality in Medicare home health spending in 2020. In the 2021 Final Rule, CMS increased the base payment by 1.9%. Notably, CMS is required by the law to analyze data for CYs 2020-2026, retrospectively, to determine the impact of the difference between assumed and actual behavior changes and to make any such payment changes as are necessary to offset or supplement the adjustments based on anticipated behavior. Additionally, in an effort to eliminate fraud risks, CMS is phasing out RAPs over 2020 and fully eliminated RAPs for calendar year 2021. Beginning January 1, 2021, home health providers were required to submit a Notice of Admission (“NOA”) within five calendar days of the first 30-day period and within five calendar days of the day 31 for the second, subsequent 30-day period.

Durable Medical Equipment (DME) Medicare Administrative Contractor

Some of our products are classified as Durable Medical Equipment (“DME”) under Medicare regulations. In order to ensure that Medicare beneficiaries only receive medically necessary and appropriate items and services, the Medicare program has adopted a number of documentation requirements. For example, certain provisions under CMS guidance manuals, local coverage determinations, and the Durable Medical Equipment Medicare Administrative Contractor (“DME MAC”) Supplier Manuals provide that clinical information from the “patient’s medical record” is required to justify the initial and ongoing medical necessity for the provision of DME. Some DME MACs, CMS staff and other government contractors have recently taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. If treating physicians do not adequately document, among other things, their diagnoses and plans of care, the risks that Aveanna will be subject to audits and payment denials are likely to increase. Moreover, auditors’ interpretations of these policies are inconsistent and subject to individual interpretation, leading to significant increases in individual supplier and industry-wide perceived error rates. High error rates could lead to further audit activity and regulatory burdens and could result in Aveanna making significant refunds and other payments to Medicare and other government programs. Accordingly, Aveanna’s future revenues and cash flows from government healthcare programs may be reduced. Private payers also may conduct audits and may take legal action to recover alleged overpayments. Our MS segment could be adversely affected in some of the markets in which it operates if the auditing payer alleges substantial overpayments were made to Aveanna due to coding errors or lack of documentation to support medical necessity determinations.

Federal and state budgetary and other cost-containment pressures will continue to impact the DME industry. We cannot predict whether new federal and state budgetary proposals will be adopted or the effect, if any, such proposals would have on its financial condition and results of operations.

Quality Improvement and Regulatory Services

Aveanna performs quality improvement and regulatory services. The Company has set forth a quality platform that reviews:

•
Performance improvement audits;
•
CHAP standards;
•
ACHC standards;
•
State and regulatory surveys;
•
Publicly reported quality data; and
•
Patient perception of care.

As part of our ongoing quality control, internal auditing, and monitoring programs, we conduct internal regulatory audits at each of our facilities. If a facility does not achieve a satisfactory rating, we require that it prepare and implement a plan of correction. We then follow-up to verify that all deficiencies identified in the initial audit and survey have been corrected.

We constantly expand and refine our continuous quality improvement programs. Specific written policies, procedures, training, and educational materials and programs, as well as auditing and monitoring activities, have been prepared and implemented to address the functional and operational aspects of our business. Our programs also address specific areas identified for improvement through regulatory interpretation and enforcement activities. We believe our consistent focus on continuous quality improvement programs provide us with a competitive advantage in the markets we serve.

Our Training and Compliance Programs

The Company has established and continually maintains a comprehensive compliance program that is designed to assist all of our employees to exceed applicable standards established by federal and state laws and regulations and industry practice. Our goal is to foster and maintain the highest standards of compliance, ethics, integrity, and professionalism in every aspect of our business dealings, and we utilize our compliance program to assist our employees toward achieving that goal.

The purpose of our compliance and ethics program is to promote and foster compliance with applicable legal and regulatory requirements, the requirements of the Medicare and Medicaid programs and other government healthcare programs, industry standards, our Code of Conduct, and our other policies and procedures that support and enhance overall compliance within our Company. Our compliance program focuses on regulations related to the federal False Claims Act, the Stark Law, the federal Anti-Kickback Statute, billing and overall adherence to healthcare regulations.

The Company performs many compliance program activities, such as:

•
drafting and revising the Company’s policies and procedures related to compliance and ethics issues;
•
reviewing, making recommended revisions, disseminating and tracking attestations to our Code of Conduct;
•
measuring compliance with our policies and procedures, Code of Conduct and legal and regulatory requirements related to the Medicare and Medicaid programs and other government healthcare programs, laws and regulations;
•
developing and providing compliance-related training and education to all of our employees and, as appropriate, directors, contractors and other representatives and agents, including new-hire compliance training for all new employees, annual compliance training for all employees, sales compliance training to all members of our sales team, billing compliance training to all members of our billing and revenue cycle team and other job-specific and role-based compliance training of certain employees;
•
verifying that current and potential employees are not classified as an excluded individual who is prohibited from participation in any federal healthcare program, such as Medicare or Medicaid;
•
implementing an annual compliance auditing and monitoring work plan and performing and following up on various risk-based auditing and monitoring activities, including both clinical and non-clinical auditing and monitoring activities at the corporate level and at the local agency/facility level;
•
developing, implementing and overseeing our HIPAA privacy and security compliance program;
•
monitoring, responding to and overseeing the resolution of issues and concerns raised through our anonymous compliance hotline;
•
monitoring, responding to and resolving all compliance and ethics-related issues and concerns raised through any other form of communication; and
•
ensuring that we take appropriate corrective and disciplinary action when noncompliant or improper conduct is identified.

All employees are required to report incidents, issues or other concerns that they believe in good faith may be in violation of our Code of Conduct, our policies and procedures, applicable legal and regulatory requirements or the requirements of the Medicare and Medicaid programs and other government healthcare programs.

We believe we have best-in-class nurse training and compliance capabilities that differentiate our recruiting and retention of nurses as well as establish long-lasting relationships with referral sources and payers. Our robust compliance program is led by a seasoned and experienced Chief Compliance Officer who seeks to hold the Company’s employees to a consistent, high standard, with required compliance training and annual audits. Emblematic of our commitment to compliance, all members of our management team and Board of Directors are required to complete the same training and knowledge assessments as our employees. This is designed to ensure that the culture of compliance reaches the highest levels of management within our Company.

We maintain a compliance hotline for all employees and have stringent compliance reporting on an annual basis. Our branch and nurse managers are held personally accountable for our compliance culture, and their incentive compensation is tied to a balanced scorecard that includes clinical quality as a key performance indicator. In addition, we continue to make significant investments in training for nurses and have increased the emphasis on clinical, training and compliance since the Formation. The Company has developed a national nurse training program that is widely sought after as an educational investment by nurses. Our investments in compliance and training have resulted in a very strong track record of patient safety, with an average of less than one safety-related injury per 2,000,000 hours of service provided from 2018 to date. We also have demonstrated a low hospital readmission rate, enjoy strong satisfaction scores in patient surveys and benefit from a strong reputation with referral sources.

Human Capital

As of January 1, 2022, we had approximately 33,000 employees. All of our employees, with the exception of certain executives with employment agreements, work with us on an at-will basis and the Company is not subject to any collective bargaining agreements. Based on our employee engagement survey data, together with other key indicators that we review, we believe that we enjoy good relationships with our employees. Our human capital resources objectives center around employee engagement, fostering our culture, and leadership development. We maintain and grow our team utilizing historically proven practices and technologies that help us identify, hire, incentivize and retain our existing employees and integrate new employees into our culture. In addition, the principal purpose of our equity incentive plan is to attract, retain, motivate and reward certain employees and directors through the issuance of equity-based incentive compensation awards and cash-based performance bonuses.

Talent Acquisition, Retention and Development

Our strategy is to lead the market by attracting and hiring caregivers with a candidate-focused and tech-driven recruiting experience. Our nationwide recruiting model is customized to localized workforces and seeks to attract the best clinicians with a powerful story, unique opportunities to provide one-on-one care in the home with flexible schedules, and 24/7 clinical support and electronic charting. We leverage deep recruiting and employee data to identify, attract, and engage a skilled and diverse talent pool; and to help inform how we manage, develop, and retain our valuable workforce.

Our Diversity, Equity & Inclusion (“DEI”) Vision

We are a company composed of employees of various cultures and walks of life, all of whom we value and provide an equal opportunity for growth and success; thereby increasing organizational capacity to achieve our mission of changing the way home care is delivered, one patient at a time, while preserving and cultivating our culture of corporate and social responsibility: Compassion; Team Integrity; Inclusion; Trust; Innovation; and Fun.

Our DEI Mission

Our DEI mission is to attract and sustain a diverse and inclusive workforce by recruiting, hiring, developing, retaining and promoting high-performing individuals who work collaboratively with one another to achieve our vision as defined by our core values.

Our DEI Strategic Initiative

We understand that the most effective business strategies require vision and long-term commitment. The same is true of our long-term DEI Strategic Initiative. Our DEI Strategic Initiative recognizes and seeks to maximize the benefit of our clients, patients, employees and other stakeholders who are of diverse backgrounds, cultures, socioeconomic levels, customs and more.

Our DEI Strategic Initiative focuses on:

•
Developing sustainable diversity, equity and inclusion;
•
Developing and retaining diverse talent;
•
Promoting the use of diverse business at the local office level;
•
Recruiting diverse talent; and
•
Enhancing and creating pipeline opportunities.

Each of these goals is supported by strategies and action steps designed to bring the goals to life. We have successfully incorporated DEI initiatives into our policies and practices, education and training and leadership focus, including:

DEI Leadership Team. Our DEI Leadership Team is composed of diverse, cross-functional leaders, and members of our executive team, including our Vice President of Diversity, Equity and Inclusion. This team provides strategic oversight, guidance, sponsorship and thought-leadership in developing and deploying our DEI Strategic Initiative.

Annual DEI Leadership Summit. We will convene senior department leaders annually for critical discussions about our DEI Strategic Initiative, accomplishment of goals, enterprise feedback and assessments, and go-forward efforts.

DEI Committee. Our DEI Committee is composed of diverse members from our various business units who are passionate about helping us continue to develop a more inclusive workplace. The DEI Committee has been designed as a core group to propose ideas and develop programming to support a sense of belonging and community in collaboration with our DEI Leadership Team and Employee Resource Groups (“ERGs”).

Annual Enterprise-Wide Bias/Sensitivity Training. We have implemented programming, education and training on diversity, inclusion, belonging, bias/unconscious bias and other areas of focus to further support an inclusive, equitable workforce in which all of our employees and stakeholders are valued and supported.

Cultural Assessment/Employee Engagement Surveys. We have implemented a robust cultural assessment (employee engagement) tool to track our progress in creating a more diverse, equitable and inclusive workplace over time and identify new opportunities in this space.

Employee Resource Groups. We have introduced ERGs intended to foster an inclusive workplace to increase employee engagement and cultivate a sense of belonging. We currently have five ERGs:

•
Pride Employee Resource Group;
•
Black Employee Resource Group;
•
disABILITY, Chronic Illness and Mental Health Employee Resource Group;
•
Woman Employee Resource Group; and
•
Latinx Employee Resource Group.

Pipeline Work. Through the work of our people services team and other collaborative partners, we are optimizing engagement, professional and business development and advancement of existing diverse talent at both the corporate and provider levels, as well as focusing on creating a pipeline into the industry through targeted recruiting of diverse talent.

Supplier Diversity Program. We are working to create and share our desired goal of engaging diverse suppliers of goods and services at the local office level.

Item 1A. Risk Factors.

You should carefully consider the risks described below, as well as other information contained in this report, including the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events discussed below could significantly and adversely affect our business, prospects, results of operations, financial condition, and cash flows.

Risks Related to Our Business and Industry

Competition among home health, hospice and durable medical equipment companies is intense.

The home health and hospice services and durable medical equipment industries are highly competitive. We compete with a variety of other companies in providing home health and hospice services and durable medical equipment, some of which may have greater financial and other resources and may be more established in their respective communities. Competing companies may offer newer or different services from those offered by us and may thereby attract customers who are presently receiving our home health and hospice services and durable medical equipment. If we are unable to react competitively to new developments, our operating results may suffer. In many areas in which our home health, hospice and durable medical equipment programs are located, we compete with a large number of organizations, including:

•
community-based home health providers;
•
national, regional and local companies;
•
national, regional and local hospice agencies;
•
hospital-based home health agencies; and
•
nursing homes.

Some of our current and potential competitors have or may obtain significantly greater marketing and financial resources than we have or may obtain. We also compete with a number of non-profit organizations that can finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions that are unavailable to us. We compete based on the availability of personnel, the quality of services, the expertise of staff, and, in certain instances, on the price of our services.

In home health and hospice markets that do not require a CON, POA, or similar approval, there are relatively few barriers to entry. Accordingly, other companies, including hospitals and other healthcare organizations that are not currently providing services, may expand their services to include home health and hospice services or similar services. If states with such existing laws remove such barriers, we could face increased competition in these states. We may encounter increased competition in the future that could negatively impact patient referrals to us, limit our ability to maintain or increase our market position and could have a material adverse effect on our business, financial position, results of operations and liquidity.

If any large national healthcare entities that do not currently directly compete with us move into the home health or hospice market, competition could significantly increase. Larger, national healthcare entities have significant financial resources and extensive technology infrastructure. In addition, companies that currently compete in certain of our services could begin competing with additional services through the acquisition of an existing company or de novo expansion into these services. Our competitors may also develop joint ventures with providers, referral sources and payers, which could result in increased competition.

Managed care organizations, such as health maintenance organizations (“HMOs”) and preferred provider organizations (“PPOs”), and other third-party payers continue to consolidate, which enhances their ability to influence the delivery of healthcare services. Consequently, the healthcare needs of patients in the United States are increasingly served by a smaller number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers. Our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected if these organizations terminate us as a provider and/or engage our competitors as a preferred or exclusive provider. In addition, should private payers, including managed care payers, seek to negotiate discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk through prepaid capitation arrangements, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

If we are unable to maintain relationships with existing patient referral sources, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

Our success depends on referrals from physicians, hospitals and other sources in the communities we serve and on our ability to maintain good relationships with existing referral sources. Our referral sources are not contractually obligated to refer patients to us and may refer their patients to other providers. In addition, our relationships with referral sources are subject to compliance with federal and state healthcare laws, such as the federal Anti-Kickback Statute and the Stark Law. Our growth and profitability depend, in part, on our ability to establish and maintain close working relationships with these patient referral sources, comply with applicable laws with respect to such relationships, and to increase awareness and acceptance of the benefits of home health and hospice services by our referral sources and their patients. There can also be no assurance that other market participants will not attempt to steer patients to competing health services providers. Our loss of, or failure to maintain, existing relationships or our failure to develop new referral relationships could have a material adverse effect on our business.

Our business, financial condition and results of operations may be materially adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has adversely impacted economic activity and conditions worldwide, including workforces, liquidity, capital markets, consumer behavior, supply chains and macroeconomic conditions. The surge in COVID-19 cases in 2021 attributable to the Delta and Omicron variants, as well as the effect of vaccine mandates, placed significant pressure on caregiver recruitment and retention. This reduced the number of available caregivers to provide services to our patients thereby reducing organic patient volumes in 2021 as compared to 2020. The surge in COVID-19 cases also increased costs associated with securing and retaining available caregivers, including significant hiring and retention incentives in the fourth quarter of fiscal year 2021. There is no guarantee that we will be able to attract and retain qualified caregivers in quantities to meet existing demand for our services and return our organic patient volumes to pre-pandemic levels.

The full extent to which the COVID-19 outbreak will impact our business and operating results will continue to depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and variants of the virus and the actions to contain or treat their impact, as well as the impact of any new federal, state and local mandates or other regulations associated with COVID-19. The impacts of the COVID-19 pandemic on our results of operations may include: decreased demand for our services; lower volumes of our services provided, including due to lack of availability of caregivers in the workforce; interruptions in the provision of our services, including due to the interruption of the operations of our referral sources; increased costs of services in order to attract and retain qualified caregivers; increased costs necessary to comply with federal, state and local mandates and other regulations associated with COVID-19; civil monetary penalties from CMS if we are unable to comply with the IFR (defined below) requiring COVID-19 vaccinations; lower reimbursement rates due to any negative impacts of the pandemic on state Medicaid budgets; and a reduction in our liquidity position, which may limit our ability to service our indebtedness and our future ability to incur additional indebtedness or financing. The following factors could exacerbate the negative impacts of COVID-19 on our results of operations in the future: a further increase in the number of COVID-19 cases due to the Omicron or other COVID-19 variants; any future shelter-in-place orders; a decrease in the rate of return of confidence in our patients’ families to allow our caregivers into their homes; the return of patient confidence to enter a hospital or a doctor’s office; our ability to attract and retain qualified caregivers as a result of COVID-19 quarantine requirements or due to caregiver non-compliance with vaccination and testing mandates; uncertainty regarding vaccine distribution timing and efficacy; and our ability to readily access referrals from children’s hospitals. All of these possibilities could in the future have a material and adverse impact on our business, results of operations and financial condition.

Our ability to provide services to our patients depends first and foremost on the health and safety of our registered nurses, licensed practical nurses, licensed therapists, certified nursing assistants, home health aides, therapy assistants and other caregivers. We have taken the following steps to support our caregivers and support employees: provided paid leave to employees directly impacted by COVID-19 due to illness or quarantine, closure of a work location or inability to obtain childcare due to mandated closures; provided paid leave to employees in connection with any federal, state or local requirements; provided paid time off to employees to receive the COVID-19 vaccinations, including boosters, and allowing time off as needed to deal with side effects; permitted employees to temporarily suspend any 401(k) plan loan deductions; allowed employees to make a withdrawal from the 401(k) plan for coronavirus-related distributions without incurring the additional 10% early withdrawal penalty; granted access to telehealth services to all employees; implemented a COVID-19 Resource Center, which is updated frequently with employee, clinical and operational resources. While we have taken significant precautions to enable our caregivers to continue to safely provide our important services to our patients during the pandemic, we could experience interruptions in our ability to continue to provide these services. In the future, if there is a reduction in our available caregivers due to concerns around COVID-19 related risks, or if our healthcare providers were to contract COVID-19 or variants of the virus, or if caregiver salary and wage expectations grow beyond what our margin requirements dictate that we can afford to pay, our ability to provide services to our patients may be significantly interrupted or suspended.

We have taken the following steps to ensure the safety of our patients: increased personal protective equipment (“PPE”) supplies in locations to support appropriate infection control practices for patient care; provided COVID-19 testing kits to our employees to ensure the safety of both our employees and patients; implemented all required state mandates related to wearing appropriate masks and PPE in our offices and related to patientcare; developed a COVID-19 toolkit, a positive patient treatment protocol and PPE policy for clinicians treating COVID-19 symptomatic and positive patients, which requires use of N-95 masks, gloves, gowns and face shields by our clinicians and requires surgical masks to be worn by our patients; created a centralized distribution center for all critical PPE, allowing us to flex our inventory on a location by location basis, based on need and demand; and implemented a COVID-19 vaccine policy as required by applicable regulations. Despite historical shortages of PPE and price increases among vendors, we have been able to source quantities of PPE sufficient for our needs. While we have incurred increased operating costs to secure necessary amounts of PPE, we believe our PPE costs will decrease as the COVID-19 environment abates, and as caregiver populations become fully vaccinated and testing requirements decline. However, if in the future, the COVID-19 environment intensifies with new variants, or if federal, state and local requirements associated with PPE usage or testing requirements increases, and we are unable to obtain the necessary PPE to ensure the safety of our caregivers and patients due to a shortage of supplies, price increases or otherwise, our ability to provide services to our patients may be significantly interrupted or suspended. In addition, if our patients suffer from increased incidence of COVID-19 or related variants, our patient volumes could decrease, or our costs of providing care for our patients could increase.

The majority of our employees at our corporate support offices in Georgia, Texas and Arizona continue to work remotely. While we have implemented and maintain a cybersecurity program designed to protect our IT and data systems from attacks, more of our employees are working from locations where our cybersecurity program may be less effective and IT security may be less robust. The risk of a disruption or breach of our operational systems (or those of our third-party service providers), or the compromise of the data processed in connection with our operations (or those of our third-party service providers), has increased as attempted attacks have advanced in sophistication and number around the world. If any of our systems, or those of our third-party service providers, are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them and may experience loss or corruption of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business, financial position, results of operations and liquidity. See also “Risk Factors—Failure to maintain the security and functionality of our information systems, or to defend against or otherwise prevent a cybersecurity attack or breach, could adversely affect our business, financial position, results of operations and liquidity.”

The extent to which the COVID-19 pandemic impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of any new variants of the COVID-19 virus, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures.

Recent federal, state and private party mandates or standards requiring vaccination or testing of employees could negatively impact our ability to attract and retain employees and could add increased administrative burden, which in turn could adversely affect our profitability and ability to grow.

Aveanna is subject to federal and state regulations regarding mandatory vaccination and/or COVID-19 testing of its employees. In addition, certain health system or other referral sources have imposed requirements which mandate certain Aveanna employees to be vaccinated or tested in order to service patients of such entities.

On November 5, 2021, the Occupational Safety and Health Administration (“OSHA”) issued the COVID-19 Vaccination and Testing Emergency Temporary Standard (“ETS”) implementing certain workplace safety elements related to Covid-19 vaccination and/or testing requirements for all employers with 100 or more employees. On November 6, 2021, the United States Fifth Circuit Court of Appeals granted a nationwide stay of OSHA’s ETS. On December 17, 2021, the United States Sixth Circuit Court of Appeals, which had been chosen by lottery to review multi-district litigation concerning the ETS, dissolved the Fifth Circuit’s injunction, allowing OSHA to proceed with implementing the ETS. On January 13, 2022, the Supreme Court of the United States (the “Supreme Court”) issued a ruling which ordered that the ETS be stayed pending the disposition of appeal pending before the Sixth Circuit and any future appeals. In light of the Supreme Court’s ruling, on January 25, 2022, OSHA withdrew the ETS as an enforceable emergency temporary standard, effective January 26, 2022. Notwithstanding the withdrawal of the ETS, OSHA continues to strongly encourage the vaccination of workers against continuing dangers posed by COVID-19 in the workplace and OSHA continues to inspect employer worksites for COVID-19 safety under the agency’s current standards, including the COVID-19 National Emphasis Program, which targets high-risk industries (to include home care services), as well as housekeeping and respiratory standards, and the Occupational Safety and Health Act’s general duty clause. Moreover, although OSHA is withdrawing the vaccination and testing ETS as an enforceable emergency temporary standard, OSHA has not withdrawn that ETS as a proposed rule, and has prioritized resources to finalize a permanent COVID-19 healthcare standard.

Furthermore, on November 4, 2021, CMS issued an interim final rule (“IFR”) requiring COVID-19 vaccinations for workers in most health care settings covered by applicable “Conditions of Participation,” including home health and hospice facilities, that participate in Medicare and Medicaid programs. The IFR was effective as of November 5, 2021. Under the IFR, all covered healthcare workers and related support staff must be fully vaccinated by February 28, 2022. The vaccination requirement applies to all eligible staff working at a facility that participates in Medicare and Medicaid programs, regardless of clinical responsibility or patient care, including staff who work in offsite locations, such as homes, clinics or administrative offices. The requirement does not apply to individuals who provide services 100% remotely and have no direct contact with patients and other staff. The IFR requires health care providers to establish a process or policy to ensure covered staff, except for those individuals who are granted a religious or medical exemption, are fully vaccinated over two phases. Following numerous legal challenges to the IFR, on January 13, 2021, the Supreme Court allowed the IFR to go into effect by staying injunctions preventing its enforcement.

These federal and state mandates, as well additional restrictions imposed by hospital systems or other referrers, could increase the challenges of maintaining and growing our number of employees across all functions and will create operational burdens necessary to track vaccination status and enforce weekly COVID-19 testing of non-vaccinated employees. These vaccination mandates could lead to additional employee turnover, including turnover caused by employees moving to companies with service lines that are not covered by the IFR. If we are unable to continue to attract and retain employees at our current level, we could be required to increase employee compensation in an effort to prevent understaffing of our operations. An increase in our expenses or in the number of employee vacancies could materially and adversely affect our growth and profitability. The IFR also conflicts with various state laws and mandates prohibiting Covid-19 vaccination mandates. The IFR requirements place the Company in the position of either violating federal regulations or applicable state laws, which could result in state agency fines and licensure revocation for possible non-compliance with state vaccine mandate prohibitions, which could have a material and adverse effect on our results of operations.

The cost of healthcare is funded substantially by government and private insurance programs. If such funding is reduced or limited or no longer available, our business may be adversely impacted.

Third-party payers including Medicare, Medicaid and private health insurance payers provide substantially all funding for our home health and hospice services, and we cannot control reimbursement rates. During the past several years, third-party healthcare payers in the adult home care and hospice space, such as federal and state governments, insurance companies and employers, have undertaken cost containment initiatives. As part of the efforts, such payers increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk relating to paying for care provided, often in exchange for exclusive or preferred participation in their benefit plans. We expect efforts to impose greater discounts and more stringent cost controls by government and other third-party payers to continue, thereby reducing the payments we receive for our services. For example, the Medicaid Integrity Program is increasing the scrutiny placed on Medicaid payments and could result in recoupments of alleged overpayments. Similarly, private third-party payers may be successful in negotiating reduced reimbursement schedules for our services. Fixed fee schedules, capitation payment arrangements, exclusion from participation in or inability to reach agreements with private insurance organizations or government funded programs, reduction or elimination of payments or an increase in the payments at a rate that is less than the increase in our costs, or other factors affecting payments for healthcare services over which we have no control could have a material adverse effect on our business, prospects, results of operations and financial condition. Further, we cannot assure you that our services will be considered cost-effective by third-party payers, that reimbursement will continue to be available, or that changes to third-party payer reimbursement policies will not have a material adverse effect on our ability to sell our services on a profitable basis, if at all.

Reimbursement for the home health and hospice services that we provide is primarily through Medicare, Medicaid and managed care providers. Payments received from Medicare are subject to changes made through federal legislation and regulation. Payments received from Medicaid may vary from state to state. These payments are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements. When such changes are implemented, we also must modify our internal billing processes and procedures accordingly, which can require significant time and expense. We cannot assure you that reimbursement payments under governmental payer programs, including supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. These changes, including retroactive adjustments, if adopted in the future by CMS, could have a material adverse effect on our business, financial position, results of operations and liquidity.

Changes to Medicare rates or methods governing Medicare payments for our services could materially adversely affect our business.

We derive substantial revenue from Medicare for our adult home health and hospice services. Reductions in Medicare rates or changes in the way Medicare pays for services could cause our revenue for these services to decline, perhaps materially. Reductions in Medicare reimbursement could be caused by many factors, including:

•
administrative or legislative changes to the base rates under the applicable prospective payment systems;
•
the reduction or elimination of annual rate increases;
•
the imposition or increase by Medicare of mechanisms shifting more responsibility for a portion of payment to beneficiaries, such as co-payments;
•
adjustments to the relative components of the wage index used in determining reimbursement rates;
•
changes to case mix or therapy thresholds; or
•
the reclassification of home health resource groups or long-term care diagnosis-related groups.

We receive payments from Medicare for our adult home health and hospice services based on the level of care provided to our patients. As a result, our profitability largely depends upon our ability to manage the cost of providing these services. We cannot be assured that reimbursement payments under governmental payer programs, including Medicare, will remain at comparable levels to the present or will be sufficient to cover the costs allocable for patient services. Any changes could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flow. Medicare currently provides for an annual adjustment of the various payment rates, such as the base episode rate for our home nursing services, based upon the increase or decrease of the medical care expenditure, which may be less than actual inflation. This adjustment could be eliminated or reduced in any given year.

Also, beginning on April 1, 2013, Medicare reimbursement was cut an additional 2% through sequestration as mandated by the Budget Control Act of 2011 and American Taxpayer Relief Act of 2011. The Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “CARES Act”), the Consolidated Appropriations Act of 2021, and the Act to Prevent Across-the-Board Direct Spending Cuts suspended the 2% sequestration mandated by the Budget Control Act of 2011 and the American Relief Act of 2011 through December 31, 2021. In December 2021, Congress extended the suspension of the automatic 2% reduction through March 2022 and reduced the sequestration adjustment to 1% beginning on April 1, 2022 through June 30, 2022, with the full 2% reduction for sequestration resuming thereafter. We cannot anticipate whether Congress will further extend the sequestration and when the sequestration reimbursement will return. Further, Medicare routinely reclassifies home health resource groups. As a result of those reclassifications, we could receive lower reimbursement rates depending on the case mix of the patients we service. If our cost of providing services increases by more than the annual Medicare price adjustment, or if these reclassifications result in lower reimbursement rates, our results of operations, net income and cash flows could be adversely impacted.

Additionally, CMS changed the HHPPS case-mix adjustment methodology through the use of a new PDGM for home health payments. This change was implemented on January 1, 2020, and also includes a change in the unit of payment from a 60-day payment period to a 30-day payment period and eliminates the use of therapy visits in the determination of payments. While the changes are intended to be implemented in a budget-neutral manner to the industry, the ultimate impact will vary by provider based on factors including patient mix and admission source. Additionally, in arriving at the calculation of a rate that is budget-neutral, CMS has made numerous assumptions about behavioral changes. The application of these assumptions could negatively impact our rates of reimbursement and have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

On September 1, 2021 CMS implemented the RCD program to provide greater flexibility and choice for Home Health Agencies (“HHAs”) with respect to review by CMS, which also instituted certain risk-based changes that reduce the regulatory burden on providers demonstrating compliance with certain Medicare home health policies. The RCD offers HHAs three initial choices: pre-claim review; post-payment review, or minimal post-payment review with a 25% payment reduction. Certain additional options, including relief from most reviews except for a review of a small sample of claims, will become available after a 6-month period for HHAs demonstrating compliance with certain Medicare rules through pre-claim review or post-payment review. To be eligible for the RCD program, HHAs must meet a 90% target full provisional affirmation rate based on a minimum 10 requests/claims submitted. As of the date of this Annual Report, our home health business is participating in the RCD program in the states of Florida and North Carolina. The RCD program is intended to reduce the number of Medicare appeals, and improve provider compliance with Medicare program requirements. If we do not comply with the requirements of RCD program, which can involve significant advance payment or post payment reviews, our reimbursement from the Medicare program could be delayed or reduced, thereby adversely impacting our results of operations, net income and cash flows.

The implementation of alternative payment models and the transition of Medicaid and Medicare beneficiaries to managed care organizations may limit our market share and could adversely affect our revenues.

The healthcare industry in general is facing uncertainty associated with the efforts to identify and implement alternative delivery payment models and workable coordinated care. Many government and commercial payers are transitioning providers to alternative payment models that are designed to promote cost-efficiency, quality and coordination of care. For example, accountable care organizations (“ACOs”) incentivize hospitals, physician groups, and other providers to organize and coordinate patient care while reducing unnecessary costs. Conceptually, ACOs receive a portion of any savings generated above a certain threshold from care coordination as long as benchmarks for the quality of care are maintained. Providers are then paid based on the overall value and quality (as determined by outcomes) of the services they provide to a patient rather than the number of services they provide. Pursuant to the ACA, CMS has established several separate ACO programs, the largest of which is the Medicare Shared Savings Program (“MSSP”). CMS established the MSSP to facilitate coordination and cooperation among providers to improve the quality of care for Medicare fee-for-service beneficiaries and to reduce costs. Eligible providers, hospitals and suppliers may participate in the MSSP by creating, participating in or contracting with an ACO. The ACO rules adopted by CMS are extremely complex and remain subject to further refinement by CMS. According to CMS, 483 MSSP ACOs served over 11 million patients as of January 1, 2022. Beginning on January 1, 2023, CMS intends to transition to the Accountable Care Organization Realizing Equity, Access and Community Health (“REACH”) Model, requiring ACO participants to meet several provisions on promoting health equity, including the creation of a health equity plan. If we are not included in these programs, or if ACOs establish programs that overlap with our services, we are at risk for losing market share, including a loss of our current business. Other alternative payment models may be presented by the government and commercial payers to control costs that subject our company to financial risk. Broad-based implementation of a new delivery payment model would represent a significant transformation for us and the healthcare industry generally. The development of new delivery and payment systems will almost certainly take significant time and expense. We cannot predict at this time what effect alternative payment models may have on our company.

We may be similarly impacted by increased enrollment of Medicare and Medicaid beneficiaries in managed care plans, shifting away from traditional fee-for-service models. Under a managed Medicare plan, also known as Medicare Advantage, the federal government contracts with private health insurers to provide Medicare benefits and the insurers may choose to offer supplemental benefits. Approximately two-fifths of all Medicare beneficiaries were enrolled in a Medicare Advantage plan in 2021, a figure that continues to grow. Beginning in 2019, CMS allowed Medicare Advantage plans to offer certain personal care services as a supplemental benefit. Enrollment in managed Medicaid plans is also growing, as states are increasingly relying on managed care organizations to deliver Medicaid program services as a strategy to control costs and manage resources. We cannot assure you that we will be successful in our efforts to be included in managed plan networks, that we will be able to secure favorable contracts with all or some of the managed care organizations, that our reimbursement under these programs will remain at current levels, that the authorizations for services will remain at current levels or that our profitability will remain at levels consistent with past performance. We may also face increased competition for managed care contracts as a result of state regulation and limitations. In addition, operational processes may not be well-defined as a state transitions Medicaid recipients to managed care. For example, membership, new referrals and the related authorization for services to be provided may be delayed, which may result in delays in service delivery to consumers or in payment for services rendered. Difficulties with operational processes associated with new managed care contracts may negatively affect our revenue growth rates, cash flow and profitability for services provided.

Because we are limited in our ability to control reimbursement rates received for our services, our business could be materially adversely affected if we are not able to maintain or reduce our costs to provide such services.

We receive fixed payments at rates established through federal and state legislation from Medicare and Medicaid, our most significant payers, for our services. Consequently, our profitability largely depends upon our ability to manage the costs of providing these services. We cannot be assured that reimbursement payments under Medicare and Medicaid will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Additionally, non-government payer rates are difficult for us to negotiate as such payers are under pressure to reduce their own costs. As a result, we have sought to manage our costs in order to achieve a desired level of profitability including, but not limited to, centralization of various processes, the use of technology and management of the number of employees utilized. If we are not able to continue to streamline our processes and reduce our costs, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

Delays in collection or non-collection of our patient accounts receivable, or recoupment of payments previously received, particularly during the business integration process or in connection with complying with electronic visit verification (“EVV”) data collection and submission requirements, could adversely affect our business, financial position, results of operations and liquidity.

Prompt billing and collection are important factors in our liquidity and our business is characterized by delays from the time we provide services to the time we receive payment for these services. We bill numerous and varied payers, such as Medicare, Medicaid and private insurance payers. These different payers typically have different billing requirements that must be satisfied prior to receiving payment for services rendered. Reimbursement is typically conditioned on our documenting medical necessity and correctly applying diagnosis codes. Incorrect or incomplete documentation and billing information could result in non-payment for services rendered. Billing and collection of our patient accounts receivable with Medicare and Medicaid are further subject to the complex regulations that govern Medicare and Medicaid reimbursement, and to rules imposed by nongovernment payers. For example, recent efforts have focused on improved coordination of regulation across the various types of Medicaid programs through which personal care services are offered. The 21st Century Cures Act, as amended, mandated that states implement electronic visit verification (“EVV”), which is used to collect home visit data, such as when the visit begins and ends. In several states, providers are now required to obtain state licenses or registrations and must comply with laws and regulations governing standards of practice. Providers must dedicate substantial resources to ensure continuing compliance with all applicable regulations and significant expenditures may be necessary to offer new services or to expand into new markets. The failure to comply with regulatory requirements could lead to the termination of rights to participate in federal and state-sponsored programs, repayment of payments previously received, and the suspension or revocation of licenses. We believe new licensing requirements and regulations, including EVV, the increasing focus on improving health outcomes, the rising cost and complexity of operations, technology and pressure on reimbursement rates due to constrained government resources may discourage new providers and may encourage industry consolidation. Further, states that fail to meet federally imposed EVV deadlines could potentially lose, without an application for a good cause extension, an escalating amount of their funding. Each state has different timelines and methodologies, including the data aggregators and processors used by each state, for implementing respective EVV process requirements. In order to comply with current and future state and federal regulations around EVV use, we utilize several different vendors. In states with an “open” model, the payer is able to choose its preferred EVV vendor. In states mandating the EVV vendor, a “closed” system, we utilize whichever vendor the state has mandated. In both cases, we have built interfaces between the EVV vendor and the patient accounting system utilized in the respective branch location. To the extent that our EVV vendors fail to support these processes, our internal operations could be negatively affected. To the extent that states fail to properly implement EVV, or that we fail to comply with new EVV data collection and submission requirements, our internal operations could be negatively affected. Our inability to collect and submit the data required by EVV regulations could negatively impact our ability to retain previously received payments or could subject us to future payment delays, which could have a material adverse effect on our business, financial position, results of operations and liquidity.

In addition, timing delays in billings and collections may cause working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in our financial position and results of operations and in maintaining liquidity. It is possible that Medicare, Medicaid, documentation support, system problems or other provider issues or industry trends, particularly with respect to newly acquired entities for which we have limited operational experience, may extend our collection period, which may materially adversely affect our working capital, and our working capital management procedures may not successfully mitigate this risk.

The timing of payments made under the Medicare and Medicaid programs is subject to governmental budgetary constraints, which may result in an increased period of time between submission of claims and subsequent payment under specific programs, most notably under the Medicare and Medicaid managed care programs, which in many cases pay claims significantly slower than traditional Medicare or state Medicaid programs do as a result of more complicated authorization, billing and collecting processes that are required by Medicare and Medicaid managed care programs. Reimbursement from the Medicare and Medicare managed care programs, Medicaid, and Medicaid managed care programs accounted for 10.7%, 24.3% and 53.9% of our revenues, respectively, for the fiscal year ended January 1, 2022. In addition, we may experience delays in reimbursement as a result of the failure to receive prompt approvals related to change of ownership applications for acquired or other facilities or from delays caused by our or other third parties’ information system failures. Furthermore, the proliferation of Medicare and Medicaid managed care programs could have a material adverse impact on the results of our operations as a result of more complicated authorization, billing and collection requirements implemented by such programs.

A change in our estimates of collectability or a delay in collection of accounts receivable could adversely affect our results of operations and liquidity. The estimates are based on a variety of factors, including our historical associative collection rate of revenue recognized for patient services, the age of unbilled receivables, and the age of billed receivables. A deterioration in our associative collection rate of revenue recognized or the overall aging of accounts receivable, including, without limitation, in connection with our transition and integration of acquired companies, and the attendant movement of underlying billing and collection operations from legacy systems to future systems, could have a material negative impact on our results of operations and liquidity and could be required to record impairment charges on our financial statements.

Failure to maintain the security and functionality of our information systems, or to defend against or otherwise prevent a cybersecurity attack or breach, could adversely affect our business, financial position, results of operations and liquidity.

We collect, store, use, retain, disclose, transfer and otherwise process a significant amount of confidential, sensitive and personal information from and about our actual and potential patients and our employees, including tax information, patient health information and payroll data. In addition to internal resources, we rely on third-party service providers in providing our services, including to provide continual maintenance and enhancements and security of any protected data. Such third-party service providers have access to confidential, sensitive and personal information about our patients and employees, and some of these service providers in turn subcontract with other third-party service providers. Through contractual provisions and third-party risk management processes, we take steps to require that our service providers, and their subcontractors, protect our confidential, sensitive and personal information. However, due to the size and complexity of our technology platform and services, the amount of confidential, sensitive and personal information that we store and the number of patients, employees and third-party service providers with access to confidential, sensitive and personal information, we are potentially vulnerable to a variety of intentional and inadvertent cybersecurity attacks and other security-related incidents and threats, which could result in a material adverse effect on our business, financial position, results of operations and liquidity.

Threats to our information technology systems and data security can take a variety of forms. Hackers may develop and deploy viruses, worms and other malicious software programs that attack our networks and data centers or those of our service providers. Additionally, unauthorized parties may attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our employees or contractors, direct social engineering, phishing, credential stuffing, ransomware, denial or degradation of service attacks and similar types of attacks against any or all of us, our patients and our service providers. Other threats include inadvertent security breaches or theft, misuse, unauthorized access or other improper actions by our employees, patients, service providers and other business partners. Cybersecurity attacks and other security-related incidents are increasing in frequency and evolving in nature.

We have implemented policy, procedural, technical, physical and administrative controls with the aim of protecting our networks, applications, bank accounts, and the confidential, sensitive and personal information entrusted to us from such threats. Specifically, we have installed privacy protection systems and devices on our network and point of care tablets in an attempt to prevent unauthorized access to information in our database. However, given the unpredictability of the timing, nature and scope of cybersecurity attacks and other security-related incidents, our technology may fail to adequately secure the confidential health information and personally identifiable information we maintain in our databases and there can be no assurance that any security procedures and controls that we or our service providers have implemented will be sufficient to prevent such incidents from occurring. Furthermore, because the methods of attack and deception change frequently, are increasingly complex and sophisticated, and can originate from a wide variety of sources, including third parties such as service providers and even nation-state actors, it is possible that we may not be able to anticipate, detect, appropriately react and respond to, or implement effective preventative measures against, all cybersecurity attacks and other security-related incidents. As a result, our business, financial condition, results of operations and liquidity could be materially and adversely affected.

The occurrence of any actual or attempted cybersecurity attack or other security-related incident, the reporting of such an incident, whether accurate or not, or our failure to make adequate or timely disclosures to the public or law enforcement agencies following any such event, whether due to delayed discovery or a failure to follow existing protocols, could result in liability to our patients and/or regulators, which could result in significant fines, litigation penalties, orders, sanctions, adverse publicity, litigation or actions against us or our service providers by governmental bodies and other regulatory authorities, patients or third parties, that could have a material adverse effect on our business, consolidated financial condition, results of operations, cash flows and liquidity. Any such proceeding or action, any related indemnification obligation, even if we are not held liable, and any resulting negative publicity, could harm our business, damage our reputation, force us to incur significant expenses in defense of these proceedings, increase the costs of conducting our business, distract the attention of management or result in the imposition of financial liability.

We may be required to expend significant capital and other resources to protect against the threat of cybersecurity attacks and security breaches or to alleviate problems caused by breaches, including unauthorized access to patient data and personally identifiable information stored in our information systems, the introduction of computer viruses or other malicious software programs to our systems, cybersecurity attacks, email phishing schemes, network disruption, denial of service attacks, malware and ransomware. A cybersecurity attack or other incident that bypasses our, our patients’ or third-party service providers’ information system’s security could cause a security breach that may lead to a material disruption to our information systems infrastructure or business and may involve a significant loss of business or patient health information and other confidential, sensitive or personal information. If a cybersecurity attack or other unauthorized attempt to access our systems or facilities, or those or our patients or third-party service providers, were to be successful, it could result in the theft, destruction, loss, misappropriation or release of confidential, sensitive or personal information or intellectual property, and could cause operational or business delays that may materially impact our ability to provide various healthcare services. Any successful cybersecurity attack or other unauthorized attempt to access our systems or facilities, or those of our patients or third-party service providers, also could result in negative publicity which could damage our reputation or brand with our patients, referral sources, payers or other third parties and could subject us to substantial sanctions, fines and damages and other additional civil and criminal penalties under HIPAA, the HITECH Act, the HIPAA Omnibus Rule (the “Omnibus Rule”) and other federal and state privacy laws, in addition to litigation with those affected.

We, our patients and our third-party service providers have been the victims of these types of threats, attacks and security breaches in the past. For example, in February 2020, the Company advised the Office for Civil Rights, certain potentially affected persons and applicable State Attorneys General that consumer information (including social security numbers and financial account information) may have been illegally accessed by an unauthorized third party. The Company hired leading forensic firms to support its investigation, assess its systems and implement measures to bolster its security. Based on its investigation, the Company determined that the intruder may have accessed certain employee email accounts between July 9, 2019 and August 24, 2019. The Company notified approximately 170,000 current and former patients that certain information may have been copied and transferred, although there was no confirmation of any unauthorized acquisition, disclosure, use of, or access to such information as a result of the incident. Following the incident, the Company received notice that a class action complaint had been filed against the Company in the U.S. District Court for the Northern District of Georgia. The complaint alleges, among other things, that the Company failed to take the necessary security precautions to protect patient information and prevent the data breach and that the Company failed to provide timely and adequate notice to affected persons that their personal information had been subject to unauthorized access. Because of the early stage of this matter and the uncertainties of litigation, we cannot predict the ultimate resolution of this matter or estimate the amounts of, or ranges of, potential loss, if any, with respect to this proceeding. The Company intends to defend this lawsuit vigorously. In addition, the Company has received a request for information regarding the data breach and the Company’s response from the Office for Civil Rights as well as additional inquiries from State Attorneys General. The Company is in the process of responding to each of these inquiries and is providing the information requested. The Company could face fines or penalties as a result of these inquiries. However, due to the early stages of these matters, we cannot predict the ultimate resolution or estimate the amounts of, or ranges of, potential loss, if any. The Company has insurance coverage and contingency plans for certain potential liabilities relating to the data breach. Nevertheless, the coverage may be insufficient to satisfy all claims and liabilities related thereto and the Company will be responsible for deductibles and any other expenses that may be incurred in excess of insurance coverage. No security measures, procedures, technology or amount of preparation can provide guaranteed protection from these threats, or ensure that we, our patients and our third-party service providers will not be victims again in the future. Similar events, like the cyber-attack described above may occur again in the future.

Failure to maintain the security and functionality of our information systems and related software, or to defend a cybersecurity attack or other attempt to gain unauthorized access to our systems, facilities or patient health information could expose us to a number of adverse consequences, the vast majority of which are not insurable, including but not limited to disruptions in our operations, regulatory and other civil and criminal penalties, fines, investigations and enforcement actions (including, but not limited to, those arising from the SEC, Federal Trade Commission, the HHS Office of Inspector General (“OIG”) or State Attorneys General), litigation with those affected by the data breach, loss of patients, disputes with payers and increased operating expense, which either individually or in the aggregate could have a material adverse effect on our business, financial position, results of operations and liquidity.

Healthcare reform and other regulations could adversely affect our customers, which could have an adverse effect on their ability to make timely payments to us for our products and services.

There are continuing efforts to reform governmental healthcare programs by federal and state governments that could result in major changes in the healthcare delivery and reimbursement system on a national and state level. The ACA and other laws and regulations that limit or restrict Medicare and Medicaid payments to our customers could adversely impact our customers, resulting in their inability to pay us, or pay us in a timely manner, for our services. Efforts to repeal or substantially modify provisions of the ACA continue in the federal courts. Federal regulatory agencies continue to modify ACA regulations and guidance related to the ACA, often as a result of presidential directives. The ultimate outcomes of efforts to expand the ACA, substantially amend its provisions or change the funding for the ACA is unknown. Though we cannot predict what, if any, reform proposals will be adopted, healthcare reform and legislation may have a material adverse effect on our business and our financial condition, results of operations and cash flows. Any future efforts to challenge, repeal or replace the ACA or implement alternative reform measures may result in reduced funding for state Medicaid programs, lower numbers of insured individuals, reduced coverage for insured individuals and could impact providers and other healthcare industry participants. See “Risk Factors—Risks Related to Our Regulatory Framework.”

Changes in the case-mix of our patients, as well as payer mix and payment methodologies, may have a material adverse effect on our profitability.

The sources and amounts of our patient revenues is determined by a number of factors, including the mix of patients and the rates of reimbursement among third-party payers. Changes in the case-mix of our patients as well as the third-party payer mix among Medicare, Medicaid and private payers may significantly affect our profitability. In particular, any significant increase in our Medicare or Medicaid population or decrease in Medicare or Medicaid payments could have a material adverse effect on our financial position, results of operations and cash flow, particularly if states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates or service levels.

Changes in payment methodologies by third-party payers could have a material adverse effect on our financial position, results of operations and cash flow. In November 2018, CMS issued the Calendar Year 2019 Home Health Final Rule, which provided for the first payment rate increase for home health providers since 2010. In the 2019 rule, CMS also issued proposed payment changes for Medicare home health providers for 2020. These proposed changes included changes to the HHPPS case-mix adjustment methodology through the use of a new PDGM for home health payments. As a result, the unit of payment changed from a 60-day payment period to a 30-day payment period and the use of therapy visits in the determination of payments was eliminated. While the proposed changes are supposed to be implemented in a budget neutral manner to the industry, the ultimate impact will vary by provider based on factors including patient mix and admission source. On October 31, 2019, CMS released its notice of final rulemaking for calendar year 2020 for home health agencies under the HHPPS (the “2020 HH Rule”). The 2020 HH Rule finalized the implementation of PDGM for 2020. In addition to the significant changes to the home health reimbursement model related to PDGM discussed above, the 2020 HH Rule requires additional quality reporting measures and significantly increases the standardized patient assessment data elements collected by providers beginning in 2022. On October 29, 2020, CMS released its final rule for fiscal year 2021 (the “2021 HH Rule”). With respect to Medicare reimbursement rates, the 2021 HH Rule implements a net 1.9% market basket increase (market basket update of 2.3%% reduced by a 0.3% productivity adjustment and a 0.1% for an extension of the rural payment add-on factor) in 2021. The 2021 HH Rule then increased the base payment rate by 2.7%. Any future significant changes in CMS reimbursement methodology, or future decreases in reimbursement rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are unable to provide consistently high quality of care, our business will be adversely impacted.

Providing quality patient care is fundamental to our business. We believe that hospitals, physicians and other referral sources refer patients to us in large part because of our reputation for delivering quality care. Clinical quality is becoming increasingly important within our industry. Effective October 2012, Medicare began to impose a financial penalty upon hospitals that have excessive rates of patient readmissions within 30 days from hospital discharge. We believe this regulation provides a competitive advantage to home health providers who can differentiate themselves based upon quality, particularly by achieving low patient acute care hospitalization readmission rates and by implementing disease management programs designed to be responsive to the needs of patients served by referring hospitals. We are focused intently upon improving our patient outcomes, particularly our patient acute care hospitalization readmission rates. If we should fail to attain our goals regarding acute care hospitalization readmission rates and other quality metrics, we expect our ability to generate referrals would be adversely impacted, which could have a material adverse effect upon our business and consolidated financial condition, results of operations and cash flows. Additionally, Medicare has established consumer-facing websites, Home Health Compare and Hospice Compare, that present data regarding our performance on certain quality measures compared to state and national averages. If we should fail to achieve or exceed these averages, it may affect our ability to generate referrals, which could have a material adverse effect upon our business and consolidated financial condition, results of operations and cash flows.

Quality reporting requirements may negatively impact Medicare reimbursement.

Hospice quality reporting was mandated by the ACA, which directs the Secretary of HHS to establish quality reporting requirements for hospice programs. Failure to submit required quality data will result in a 2%-point reduction to the market basket percentage increase for that fiscal year. This quality reporting program is currently “pay-for-reporting,” meaning it is the act of submitting data that determines compliance with program requirements.

The IMPACT Act requires the submission of standardized data by home health agencies. Specifically, the IMPACT Act requires, among other significant activities, the reporting of standardized patient assessment data with regard to quality measures, resource use and other measures. Failure to report data as required will subject providers to a 2% reduction in market basket prices then in effect. Additionally, reporting activities associated with the IMPACT Act are anticipated to be quite burdensome.

Similarly, in the Calendar Year 2015 Home Health Final Rule, CMS established a new “Pay-for-Reporting Performance Requirement” with which provider compliance with quality reporting program requirements can be measured. Home health agencies that do not submit quality measure data to CMS are subject to a 2% reduction in their annual home health payment update percentage. There can be no assurance that all our home health and hospice agencies will continue to meet quality reporting requirements in the future, which may result in one or more of our home health or hospice agencies seeing a reduction in its Medicare reimbursements. Regardless, we, like other healthcare providers, are likely to incur additional expenses in an effort to comply with additional and changing quality reporting requirements.

Our hospice operations are subject to annual Medicare caps. If any of our hospice providers exceeds such caps, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

Medicare payments to a hospice are subject to an inpatient cap amount and an overall payment cap amount, which are calculated and published by CMS on an annual basis covering the period from November 1 through October 31. If payments received under any of our hospice operations exceeds any of these caps, we may be required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Our failure to negotiate favorable managed care contracts, or our loss of existing favorable managed care contracts, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

We believe that there is a growing trend of patient utilization of managed care. Accordingly, we seek to diversify our payer sources by increasing the business we already do with managed care companies, such as HMOs and PPOs. However, we may not be successful in these efforts. There is also a risk that any favorable managed care contracts that we have may be terminated on short notice, because managed care contracts typically permit the payer to terminate the contract without cause, typically upon 90 days’ notice, but in some cases upon a shorter notice period. The ability to terminate on short notice without cause can provide such companies with leverage to reduce volume or obtain favorable pricing to the detriment of our business strategy, and managed care contracts are subject to frequent change as a result of renegotiations and renewals. Our failure to negotiate, secure, and maintain favorable managed care contracts could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Furthermore, managed care contracts typically have complicated authorization, billing and collection provisions. Our inability to properly obtain authorizations from managed care programs or accurately bill managed care programs could result in material denied claims, or expose us to material repayment obligations, thereby materially adversely impacting our results of operations.

The home health and hospice industries have historically experienced shortages in qualified employees and management, and competition for qualified personnel may increase our labor costs and reduce profitability.

We compete with other healthcare providers for our employees, both professional employees and management. If we are unable to attract and retain qualified personnel, the quality of our services may decline and we could lose patients and referral sources, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Our ability to attract and retain qualified personnel depends on several factors, including our ability to provide these personnel with attractive assignments and competitive salaries and benefits. During the COVID-19 pandemic, our ability to attract and retain qualified personnel may also depend on our ability to appropriately protect these personnel from exposure to the virus, and upon the effect of vaccine mandates. We cannot be assured we will succeed in any of these areas. In some markets, the lack of availability of medical personnel is a significant operating issue facing all healthcare providers. This issue may be exacerbated if immigration is more limited in the future and by the COVID-19 pandemic.

If the demand for home health and/or hospice services continues to exceed the supply of available and qualified personnel, we and our competitors may be forced to offer higher compensation and other benefits to attract and retain them. In 2021, we experienced increasing caregiver recruitment and retention costs, including hiring and retention incentives, as well as higher base compensation rates as we passed reimbursement rate increases from our payers through to our caregivers. For example, recruitment of qualified caregivers in our private duty services businesses is highly competitive. The majority of our caregivers are Licensed Practical Nurses (“LPN”) and we compete for this labor pool both with competitors in our private duty services industry as well as other healthcare organizations outside our industry, to include hospitals. Hospitals and other healthcare providers have expanded LPN utilization in their labor pools. Even if we were to offer higher compensation and other benefits, there can be no assurance that these individuals will choose to join or continue to work for us. In addition, if we expand our operations into geographic areas where healthcare providers historically have been unionized, or if any of our employees become unionized, being subject to a collective bargaining agreement may have a negative impact on our ability to timely and successfully recruit qualified personnel and may increase our operating costs. We currently have no union employees, so an increase in labor union activity could have a significant impact on our labor costs. Furthermore, the competitive market for this labor force has created turnover as many seek to take advantage of the supply of available positions, each offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the turnover rates may cause added pressure on our operating results. If our labor costs continue to increase, we may not experience reimbursement rate or pricing increases to offset these additional costs. Our ability to pass along increased labor costs is limited, which could significantly affect our business and consolidated financial condition, results of operations and cash flows.

Any economic downturn, deepening of an economic downturn or federal and state budget pressures may result in a reduction in payments and covered services.

While we believe that our services are not typically sensitive to general declines in the federal and state economies, the erosion in the tax base caused by a general economic downturn can cause restrictions on the federal and state governments’ abilities to obtain financing and a decline in spending. In the wake of the 2008 economic recession, most states faced unprecedented declines in tax revenues and, as a result, record budget gaps. If the economy were to contract into a recession (for example, as a result of the global COVID-19 pandemic, inflation or as a result of a significant increase in prevailing interest rates), our government payers or other counterparties that owe us money could be delayed in obtaining, or may not be able to obtain, necessary funding and/or financing to meet their cash flow needs. As a result, we may face increased pricing pressure, termination of contracts, reimbursement rate cuts or reimbursement delays from Medicare and Medicaid and other governmental payers, which could adversely impact our results of operations and cash flows.

Adverse developments in the United States could lead to a reduction in federal government expenditures, including governmentally funded programs in which we participate, such as Medicare and Medicaid. In addition, if at any time the federal government is not able to meet its debt payments unless the federal debt ceiling is raised, and legislation increasing the debt ceiling is not enacted, the federal government may stop or delay making payments on its obligations, including funding for Medicare and Medicaid. Failure of the federal government to make payments under these programs could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Further, any failure by the United States Congress to complete the federal budget process and fund government operations may result in a federal government shutdown, potentially causing us to incur substantial costs without reimbursement under Medicare and/or Medicaid, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. As an example, the failure of the 2011 Joint Select Committee to meet its Deficit Reduction goal resulted in an automatic reduction in certain Medicare home health payments. Medicaid outlays may also be significantly affected by state budget pressures, and we can expect continuing cost containment pressures on Medicaid outlays for our services. In addition, sustained unfavorable economic conditions may affect the number of patients enrolled in managed care programs and the profitability of managed care companies, which could result in reduced payment rates and could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

There is a high degree of uncertainty regarding the implementation and impact of the CARES Act and other existing or future stimulus legislation, if any. There can be no assurance as to the total amount of financial assistance or types of assistance we will receive, that we will be able to comply with the applicable terms and conditions to retain such assistance, that we will be able to benefit from provisions intended to increase access to resources and ease regulatory burdens for health care providers or that additional stimulus legislation will be enacted.

The CARES Act is a $2 trillion economic stimulus package signed into law on March 27, 2020, in response to the COVID-19 pandemic. In an effort to stabilize the U.S. economy, the CARES Act provides for cash payments to individuals and loans and grants to small businesses, among other measures. The CARES Act also appropriates $100 billion in funding to HHS for hospitals and other healthcare providers to be distributed through the previously established Public Health and Social Services Emergency Fund (the “PHSSEF”). Following passage of the CARES Act, on April 24, 2020, H.R. 266, commonly known as the Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”), was signed into law, which provides an additional $75 billion appropriation to the PHSSEF on the same terms and conditions as the CARES Act. These funds are intended to reimburse eligible providers and suppliers for healthcare-related expenses or lost revenues attributable to COVID-19.

Recipients are not required to repay PHSSEF funds, provided that they attest to and comply with certain terms and conditions, including limitations on balance billing and restrictions against using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse. HHS originally allocated $50 billion of the CARES Act Provider Relief Fund (“PRF”) for general distribution to Medicare providers impacted by COVID-19, to be distributed on a proportional basis to providers’ share of 2018 patient revenue. HHS also distributed $18 billion to eligible Medicaid and CHIP providers that have not received a payment from the original PRF’s $50 billion general distribution allocation and billed state Medicaid programs or Medicaid managed care plans for healthcare-related services between January 1, 2018 and May 31, 2020. The Company began applying for these Medicaid PRF payments in June 2020. As of January 2, 2021, we had received $25.1 million in PRF payments as a result of applications made by the Company; we repaid this amount in full on March 5, 2021. In December 2021, we also received PRF payments from HHS totaling $2.5 million, which we repaid in full in December 2021.The Company may receive further incremental Medicaid PRF payments in the future. Certain of the companies we acquired in 2020 and 2021, including the 2020 HHH Acquisitions (as defined herein) and the 2021 HHH acquisitions (as defined herein), received and retained PRF Funds prior to the respective acquisition closing dates, approximately $12.1 million in aggregate.

The CARES Act also makes other forms of financial assistance available to health care providers, including Medicare and Medicaid payments adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which makes available advance payments of Medicare funds in order to increase cash flow to providers.

Due to the recent enactment of the CARES Act, the PPPHCE Act and other legislation, there is still some uncertainty surrounding their implementation, and the COVID-19 pandemic continues to evolve. Some of the measures allowing for flexibility in delivery of care and various financial supports for health care providers are available only until the PHE for the COVID-19 pandemic has ended, and it is unclear whether or for how long the PHE declaration will be extended. The current PHE determination was renewed on January 14, 2022 and is currently set to expire on April 16, 2022. The Secretary of HHS may choose to renew the PHE declaration for successive 90-day periods for as long as the emergency continues to exist and may terminate the declaration whenever he determines that the PHE no longer exists. The federal government and the state governments may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact. There can be no assurance as to the total amount of financial and other types of assistance we will receive under the CARES Act, PPPHCE Act or future legislation, if any, and it is difficult to predict the impact of such legislation on our operations. Companies that we acquire in the future may have received, or elected to receive, financial or other types of assistance under the CARES Act, PPPHCE Act or future legislation, if any, and we may incur additional costs to bring such acquired companies into compliance with such laws or our elections thereunder. Further, there can be no assurance that the terms and conditions of PRF or other relief programs will not change or be interpreted in ways that affect our ability to comply with such terms and conditions in the future (which could affect our ability to retain assistance), the amount of total stimulus funding we will receive or our eligibility to participate in such stimulus funding.

The HHS has indicated that for-profit commercial organizations, such as the companies we acquired that received and retained PRF funds prior to the acquisition closing dates, are required to include PRF payments in determining whether they are required to have certain audits performed. If HHS conducts an audit resulting in findings or allegations of noncompliance with applicable requirements for use of such PRF payments, it could result in a material payment obligation for us. We will continue to monitor our compliance with the terms and conditions of the PRF, including demonstrating that the distributions received have been used for healthcare-related expenses or lost revenue attributable to COVID-19. If we are unable to attest to or comply with current or future terms and conditions, then our ability to retain some or all of the distributions received may be impacted. We will continue to assess the potential impact of COVID-19 and government responses to the pandemic on our business, results of operations, financial condition and cash flows.

Our business is dependent on the availability, integrity and security of internal and external information systems and IT services, but there are risks of business disruption associated with new business systems and technology initiatives.

We are dependent on the proper functioning, availability and uninterrupted operation of our information systems and related software programs. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in technology, evolving industry and regulatory standards, and changing patient preferences. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems also could disrupt or reduce the efficiency of our business. We may also incur additional costs in relation to any new systems, procedures and controls and additional management attention could be required in order to ensure an efficient integration, placing burdens on our internal resources. In addition, certain software supporting our business and information systems are licensed to us by third-party software developers. Our inability, or the inability of such third parties, to continue to maintain and upgrade our information systems and software could disrupt or reduce the efficiency of our operations. Hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security.

In the ordinary course of business, we implement new or upgraded business and information technology systems for our various businesses to meet our operational needs. Implementation disruptions or the failure of new systems and technology initiatives to operate in accordance with expectations could have a material adverse effect on our business, financial position results of operations and liquidity. Moreover, in connection with recent and future acquisitions, it is necessary for us to continue to create an integrated business from the various acquired entities. This requires the establishment of a common management team to guide the acquired companies, the conversion of numerous information systems to a common operating system, the establishment of a brand identity for the acquired companies, the streamlining of the operating structure to optimize efficiency and customer service and a reassessment of the inventory and supplier base to ensure the availability of products at competitive prices. As a result of our historical acquisition activities, we have acquired additional information systems. We have been taking steps to reduce the number of systems we operate, have upgraded and expanded our information systems capabilities, and are gradually migrating to fewer information systems. No assurance can be given that these various actions can be completed without disruption to the business, in a short period of time or that anticipated improvements in operating performance can be achieved.

Though we have taken steps to protect the safety and security of our information systems and the patient health information and other data maintained within those systems, there can be no assurance that our safety and security measures and disaster recovery plan (and those of our third-party service providers) will prevent damage to, or interruption or breach of, our information systems and operations. Our IT and information systems may fail to operate properly (for example, by capturing patient data erroneously) or become disabled as a result of events that are beyond our control. For example, our information systems are vulnerable to damage or interruption from fire, flood, earthquake, terrorist attacks, natural disasters, power loss, telecommunications failure, break-ins, attacks from malicious third parties, improper operation, computer viruses, unauthorized entry, data loss, cybersecurity attacks, acts or war and similar events. Some of our systems are not fully redundant, and our disaster recovery planning may not be sufficient for all eventualities. Additionally, because the techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. Any such failure of IT and information systems could adversely affect our reputation, our ability to effect transactions and service customers and merchants, disrupt our business or result in the misuse of patient or patient data, financial loss or liability to our patients, the loss of a supplier or regulatory intervention or reputational damage. Problems with, or the failure of, our technology and systems or any system upgrades or programming changes associated with such technology and systems could have a material adverse effect on data capture, medical documentation, billing, collections, assessment of internal controls and management and reporting capabilities, as well as on our business, financial position, results of operations and liquidity.

We develop and maintain portions of our clinical software systems in house. Failure of, or problems with, our systems could harm our business and operating results.

We develop and utilize clinical, appointment scheduling and billing software systems, including our “Aveanna Connect” software, to collect assessment data, log patient visits, generate medical orders, schedule patients’ appointments and monitor treatments and outcomes in accordance with established medical standards. The system integrates billing and collections functionality as well as accounting, human resource, payroll, and employee benefits programs provided by third parties. We also develop and utilize internal applications and interfaces to collect and submit the data required by EVV regulations, for example GPS coordinates. Problems with, or the failure of, our technology and systems could negatively impact data capture, billing, collections and management and reporting capabilities. Any such problems or failures could adversely affect our operations and reputation, result in significant costs to us, and impair our ability to provide our services in the future. Additionally, our software utilizes open source software and any defects or security vulnerabilities in such open source software, or any requirement to publicly disclose all or part of the source code to our software or to make available any derivative works of the open source code on unfavorable terms or at no cost, could harm our business, financial condition, results of operations and liquidity. The costs incurred in correcting any errors or problems may be substantial, may negatively affect the public’s perception of our services and could adversely affect our profitability.

If any of our home health or hospice agencies fail to comply with the conditions of participation in the Medicare program, that agency could be terminated from Medicare, which could adversely affect our revenue and net income.

Our home health and hospice agencies must comply with the extensive conditions of participation in the Medicare program. These conditions generally require our home health and hospice agencies to meet specified standards relating to personnel, patient rights, patient care, patient records, administrative reporting and legal compliance. If a home health agency or hospice fails to meet any of the Medicare conditions of participation, that home health agency or hospice may receive a notice of deficiency from the applicable surveyor or accreditor. If that home health agency or hospice then fails to institute a plan of correction to correct the deficiency within the time period provided by the surveyor or accreditor, that home health agency or hospice could be terminated from the Medicare program. We respond in the ordinary course to deficiency notices issued by surveyors or accreditors. Any termination of one or more of our home health or hospice agencies from the Medicare program for failure to satisfy the Medicare conditions of participation could adversely affect our revenue and net income.

We may not be able to adequately obtain and maintain our intellectual property and proprietary rights, which could impair our ability to protect and enforce intellectual property and our brand.

We rely on a combination of trademark law, trade secret protection, contractual restrictions and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. We have not applied for any patents and cannot give assurances that any patent applications will be made by us or that, if they are made, they will be granted.

We may, over time, strategically increase our intellectual property investment through additional trademark, patent and other intellectual property filings, which could be expensive and time-consuming and are not guaranteed to result in the issuance of registrations. Even if we are successful in obtaining a particular patent, trademark or copyright registration, it is expensive to enforce our rights, including through maintenance costs, monitoring, sending demand letters, initiating administrative proceedings and filing lawsuits.

In addition to registering material and eligible intellectual property, we rely to a degree on contractual restrictions to prevent others from exploiting our intellectual property rights. However, the enforceability of these provisions is subject to various state and federal laws and is therefore uncertain. Our failure to develop and properly manage new intellectual property could hurt our market position and business opportunities. Furthermore, recent changes to U.S. intellectual property laws may jeopardize the enforceability and validity of our intellectual property portfolio.

Although we have generally taken measures to protect our intellectual property rights, there can be no assurance that the steps that we have taken to protect our intellectual property will prevent third parties from infringing or misappropriating our intellectual property or deter independent development of equivalent or superior intellectual property rights by others. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect or determine the extent of unauthorized use of our intellectual property rights. If we are unable to prevent third parties from adopting, registering or using trademarks and trade dress that infringe, dilute, or otherwise violate our trademark rights, the value of our brands could be diminished and our business could be adversely affected. Our intellectual property rights may be infringed, misappropriated or challenged, which could result in them being narrowed in scope or declared invalid or unenforceable.

Similarly, our reliance on unpatented proprietary information, such as trade secrets and confidential information, depends in part on agreements we have in place with employees, independent contractors and other third parties that allocate ownership of intellectual property and place restrictions on the use and disclosure of this intellectual property. These agreements may be insufficient or may be breached, in either case potentially resulting in the unauthorized use or disclosure of our trade secrets and other intellectual property, including to our competitors, which could cause us to lose any competitive advantage resulting from this intellectual property, and we cannot be certain that we will have adequate remedies for any breach. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information or otherwise developed intellectual property for us, including our software, technology and processes. Individuals not subject to invention assignment agreements may make adverse ownership claims to our current and future intellectual property. Additionally, to the extent that our employees, independent contractors, or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. There can be no assurance that our intellectual property rights will be sufficient to protect against others offering products or services that are substantially similar to ours and that compete with our business.

We may become subject to intellectual property disputes, which could be costly and may subject us to significant liability and increased costs of doing business.

We may become involved in lawsuits to protect or enforce our intellectual property rights, and we may be subject to claims by third parties that we have infringed, misappropriated or otherwise violated their intellectual property. Even if we believe that intellectual property related claims are without merit, litigation may be necessary to determine the scope and validity of intellectual property or proprietary rights of others or to protect or enforce our intellectual property rights. The ultimate outcome of any allegation is often uncertain and, regardless of the outcome, any such claim, with or without merit, may be time-consuming, result in costly litigation, divert management’s time and attention from our business, and require us to, among other things, redesign or stop providing our products or services, pay substantial amounts to satisfy judgments or settle claims or lawsuits, pay substantial royalty or licensing fees, or satisfy indemnification obligations that we have with certain parties with whom we have commercial relationships.

We believe we have all the necessary licenses from third parties to use technology and software that we do not own. A third party could, however, allege that we are infringing its rights, which may deter our ability to obtain licenses on commercially reasonable terms from the third party, if at all, or cause the third party to commence litigation against us. Our failure to obtain necessary license or other rights, or litigation or claims arising out of intellectual property matters, may harm or restrict our business. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Any such litigation or the failure to obtain any necessary licenses or other rights, could adversely impact our business, financial position, results of operations and liquidity.

We have substantial indebtedness, which will increase our vulnerability to general adverse economic and industry conditions and may limit our ability to pursue strategic alternatives and react to changes in our business and industry or pay dividends.

We have a substantial amount of indebtedness. As of January 1, 2022, we had $1,393 million principal amount outstanding under our Senior Secured Credit Facilities (as defined below) (with approximately $180 million available for borrowing under our Revolving Credit Facility (as defined below) as well as our Securitization Facility (as defined below)).

Our high degree of leverage could have important consequences for our investors. For example, it may make it more difficult for us to make payments on our Senior Secured Credit Facilities; increase our vulnerability to general economic and industry conditions, including recessions and periods of significant inflation and financial market volatility; expose us to the risk of increased interest rates as certain of our borrowings, including borrowings under the Senior Secured Credit Facilities, are at variable rates of interest; require us to use a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing our ability to fund working capital and other expenses; limit our ability to refinance existing indebtedness on favorable terms or at all or borrow additional funds in the future for, among other things, working capital, acquisitions or debt service requirements; limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and place us at a competitive disadvantage compared to competitors that have less indebtedness.

In addition, the Senior Secured Credit Facilities contain customary restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Those covenants include restrictions on our ability to, among other things, incur additional indebtedness, incur liens, pay dividends and make other payments in respect of capital stock, make acquisitions, investments, loans and advances, transfer or sell assets and enter into certain transactions with our affiliates. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt under the Senior Secured Credit Facilities. Any such event of default or acceleration could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, the terms of any future debt we may incur could have further additional restrictive covenants. We may not be able to maintain compliance with these covenants in the future, and in the event that we are not able to maintain compliance, we cannot assure you that we will be able to obtain waivers from the lenders or amend the covenants.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Interest rates may fluctuate in the future. As a result, interest rates under the Senior Secured Credit Facilities or other variable rate indebtedness could be higher or lower than current levels. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. In addition, a transition away from the London Interbank Offered Rate (for purposes of this risk factor, “LIBOR”) as a benchmark for establishing the applicable interest rate may affect the cost of servicing our debt under the Senior Secured Credit Facilities. In 2017, the Financial Conduct Authority of the United Kingdom announced that it planned to phase out LIBOR by the end of calendar year 2021. In March 2021, the Financial Conduct Authority of the United Kingdom extended the transition dates of certain LIBOR tenors (including all U.S. dollar LIBOR tenors other than one-week and two-month U.S. dollar LIBOR tenors) to June 30, 2023, after which LIBOR reference rates will cease to be provided. The Federal Reserve Bank of New York has begun publishing a Secured Overnight Funding Rate (“SOFR”), which is intended to replace U.S. dollar LIBOR, and central banks in several other jurisdictions have also announced plans for alternative reference rates for other currencies. These reforms may cause LIBOR to perform differently than in the past or to disappear entirely. Our variable rate debt instruments are primarily indexed to LIBOR and have a LIBOR floor of 50 basis points. Our outstanding variable rate indebtedness at January 1, 2022 was $1,393 million. We also have interest rate swap agreements in place with an aggregate notional amount of $520 million that converts $520 million of our variable rate debt to a fixed rate. The notional amounts of the swap agreements represent balances used to calculate the exchange of cash flows and are not our assets or liabilities. In addition, as of the date of filing this Annual Report, we are also party to interest caps with aggregate notional amount of $880 million, which mature in February 2027. The interest rate caps protect us from exposure to increases in LIBOR above 3.0%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness” and “Quantitative and Qualitative Disclosures About Market Risk.” Each of the First Lien Credit Agreement the Second Lien Credit Agreement provides that SOFR may be used as the LIBOR replacement rate for borrowings under the Senior Secured Credit Facilities unless the Company and its lenders agree to an alternative reference rate based on prevailing market convention at the replacement date. The use of alternative reference rates or other reforms could cause the interest rate calculated for the Company’s Senior Secured Credit Facilities to be materially different than expected. We continue to monitor developments related to the LIBOR transition and/or identification of an alternative, market-accepted rate. The impact related to any changes cannot be predicted at this time. In addition, the overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to identify, acquire, successfully integrate and obtain financing for strategic and accretive acquisitions.

We regularly evaluate opportunities to acquire other companies and have undertaken, and may in the future undertake, strategic and accretive acquisitions. To the extent our future growth strategy includes strategic and accretive acquisitions, we cannot assure you that we will successfully identify suitable acquisition candidates, obtain financing for such acquisitions, if necessary, consummate such potential acquisitions or efficiently integrate any acquired entities or successfully expand into new markets as a result of our acquisitions. If we are unable to successfully execute on such a strategy in the future, our future growth could be limited.

We believe that there are risks related to acquiring companies, including overpaying for acquisitions, losing key employees of acquired companies or legacy companies, failing to effectively integrate acquired companies, the assumption of liabilities and exposure to unforeseen liabilities of acquired branch, regional and corporate operations, and failing to achieve potential synergies or remove transition, integration or non-recurring costs. Historically, we have funded acquisitions primarily through our credit facilities, and there is no guarantee that we will be able to obtain financing for any future acquisition on favorable terms, if at all. Furthermore, in certain circumstances, we could be required to pay or be involved in disputes relating to termination fees or liquidated damages if an acquisition is not consummated. If we become obligated to pay a termination fee or liquidated damages, the payment could have a material adverse effect on our business, financial condition or results of operations.

Upon consummation of an acquisition, the integration process could divert the attention of management, and any difficulties or problems encountered in the transition process could have a material adverse effect on our business, financial condition or results of operations. In particular, the integration process may temporarily redirect resources previously focused on reducing cost of services, resulting in lower gross profits in relation to sales. The process of combining companies could cause the interruption of, or a loss of momentum in, the activities of the respective businesses, which could have an adverse effect on their combined operations. Additionally, in some acquisitions, we may have to renegotiate, or risk losing, one or more third-party payer contracts. We may also be unable to immediately collect the accounts receivable of an acquired entity while we align the payer payment systems and accounts with our own systems. Finally, certain transactions can require licensure changes which, in turn, result in disruptions in payment for services.

We may also make strategic divestitures from time to time. With respect to any divestiture, we may encounter difficulty finding potential acquirers or other divestiture options on favorable terms. Any divestiture could affect our profitability as a result of the gains or losses on such sale of a business or service, the loss of the operating income resulting from such sale or the costs or liabilities that are not assumed by the acquirer (i.e., stranded costs) that may negatively impact profitability subsequent to any divestiture. The Company may also be required to recognize impairment charges as a result of a divesture.

Federal regulation may impair our ability to consummate acquisitions or open new branch locations.

Changes in federal laws or regulations may materially adversely impact future acquisitions. For example, the Social Security Act provides the Secretary of HHS with the authority to impose temporary moratoria on the enrollment of new Medicare providers if deemed necessary to combat fraud, waste or abuse under government programs. While there are no active Medicare moratoria, there can be no assurance that CMS will not adopt a moratorium on new providers in the future. Additionally, in 2010, CMS implemented and amended a regulation known as the “36 Month Rule” that is applicable to home health agency acquisitions. Subject to certain exceptions, the 36 Month Rule prohibits buyers of certain home health agencies – those that either enrolled in Medicare or underwent a change in majority ownership fewer than 36 months prior to the acquisition – from assuming the Medicare billing privileges of the acquired branch locations. The 36 Month Rule may restrict bona fide transactions and potentially block new investments in home health agencies. These changes in federal laws and regulations, and similar future changes, may further increase competition for acquisition targets and could have a material adverse effect on any acquisition strategy.

We are exposed to various risks related to legal proceedings, claims and governmental inquiries that could adversely affect our operating results. The nature of our business exposes us to various liability claims, which may exceed the level of our insurance coverage, meaning that our insurance may not fully protect us.

We are a party to lawsuits, claims and governmental inquiries in the normal course of our business. See Note 15 – Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.

Responding to lawsuits brought against us and governmental inquiries or legal actions that we may initiate, can often be expensive and time-consuming and disruptive to normal business operations. Moreover, the results of complex legal proceedings and governmental inquiries are difficult to predict. Unfavorable outcomes from these claims, lawsuits and governmental inquiries could adversely affect our business, results of operations or financial condition, and we could incur substantial monetary liability and/or be required to change our business practices.

The nature of our business subjects us to inherent risk of professional liability and substantial damage awards. Healthcare providers have become subject to an increasing number of legal actions alleging malpractice or related legal theories in recent years, many of which involve large monetary claims and significant defense costs. In general, we coordinate care for medically fragile children and adults and end-of-life care for adults through our own network of full time and part-time employed clinicians, including registered nurses, licensed practical nurses, licensed therapists, certified nursing assistants, home health aides, therapy assistants and other similar providers. Although we carefully screen all of the providers in our network and actively remove those that fall below a certain quality threshold, we cannot be certain that a provider will not incur tort liability, including medical malpractice, in treating one of our referred patients. As the referring party in such a case, we could be found negligent if our screening and monitoring procedures are deemed inadequate. The nurses and other healthcare professionals we employ could be considered our agents and, as a result, we could be held liable for their medical negligence. Moreover, in light of the COVID-19 pandemic, we could be liable if our COVID-19 screening, monitoring and/or safety protocols are deemed inadequate to stop the transmission of the COVID-19 virus from our nurses and healthcare professionals to our patients.

Additionally, although we do not grant, deny or adjudicate claims for payment of benefits and we do not believe that we engage in the corporate practice of medicine or the delivery of medical services, there can be no assurance that we will not be subject to claims or litigation related to the authorization or denial of claims for payment of benefits to allegations that we have engaged in fee splitting, which may be prohibited under state laws, or to allegations that we engage in the corporate practice of medicine or the delivery of medical services.

While we do not design or manufacture the products sold by our MS segment, there can be no assurance that we will not be subject to product liability claims related to such products and that such claims will not result in liability in excess of our insurance coverage.

Moreover, we could also be subject to potential litigation associated with compliance with various laws and governmental regulations at the federal or state levels, such as those relating to the protection of persons with disabilities, employment, health, safety, security and other regulations under which we operate.

We maintain professional liability insurance to provide coverage to us and our subsidiaries against these litigation claims and potential litigation risks. However, we cannot assure you claims will not be made in the future in excess of the limits of our insurance, nor can we assure you that any such claims, if successful and in excess of such limits, will not have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. We cannot assure you that the insurance we maintain will satisfy claims made against us or that insurance coverage will continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms. Any claims made against us, regardless of their merit or eventual outcome, could damage our reputation and business and our ability to attract and retain patients and employees.

Our balance sheet includes a significant amount of goodwill and intangible assets. An impairment in the carrying value of goodwill could negatively impact our consolidated results of operations and total assets.

Our balance sheet includes a significant amount of goodwill and intangible assets. Goodwill and intangible assets, net, together accounted for approximately 79% of total assets on our balance sheet as of January 1, 2022. The impairment of a significant portion of these assets would negatively affect our financial condition or results of operations. We regularly evaluate whether events and circumstances have occurred indicating that any portion of our intangible assets and goodwill may not be recoverable. When factors indicate that intangible assets and goodwill should be evaluated for possible impairment, we may be required to reduce the carrying value of these assets. During our annual goodwill impairment test during the fourth quarter of fiscal year 2021, we identified that the carrying value of four of our PDS reporting units exceeded their estimated fair values. As such, we determined that the goodwill associated with our reporting units was impaired and recorded an impairment charge, net of tax effect, of approximately $117.7 million to reduce goodwill associated with our reporting units. We cannot currently estimate the timing and amount of any future reductions in carrying value.

Moreover, when we acquire a business, we record goodwill as the excess of the consideration transferred plus the fair value of any non-controlling interest in the target at the acquisition date over the fair values of the identifiable net assets acquired. In accordance with Accounting Standards Codification Topic 350 “Intangibles—Goodwill and Other,” we test goodwill for impairment annually and on an interim date if factors or indicators become apparent that would require an interim test.

In evaluating the potential for impairment of goodwill, we make assumptions regarding future operating performance, business trends, and market and economic conditions. Such analyses further require us to make judgmental assumptions about referrals, sales, operating margins, growth rates, and discount rates. There are inherent uncertainties related to these factors and to management’s judgment in applying these factors to the assessment of goodwill recoverability. We could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience disruptions to the business, significant unexpected declines in operating results or divestitures of a significant component of our business.

We can provide no assurance that a material impairment charge will not occur in a future period. Such an impairment could have a material adverse effect on our business, financial position, results of operations and liquidity.

If we are unable to maintain our corporate reputation, or there is adverse publicity or changes in public perception of our services, our business may suffer.

Our success depends on our ability to maintain our corporate reputation, including our reputation for providing quality patient care and for compliance with applicable Medicare and Medicaid requirements and the other laws to which we are subject. For example, while we believe that the services we provide are of high quality, if our “quality measures,” which are published annually online by CMS, are deemed to be not of the highest value, our reputation could be negatively affected. Adverse publicity surrounding any aspect of our business, including our failure to provide proper care, litigation, changes in public perception of our services, or failure on our part to comply with applicable Medicare and Medicaid requirements or other laws to which we are subject, could negatively affect our Company’s overall reputation and the willingness of referral sources to refer patients to us and of patients to use our services.

We are sensitive to regional weather conditions that may adversely affect our operations.

Our operations are directly affected in the short-term by the weather conditions in certain of our regions of operation, particularly along coastal areas in the United States, which may be subject to hurricanes. Weather conditions, including tornadoes, significant rain, snow, sleet, freezing rain or ice, or other factors beyond our control, such as wildfires, could disrupt patient scheduling, displace our patients and caregivers or force certain of our facilities to close temporarily or for an extended period of time. Therefore, our business is sensitive to the weather conditions of these regions. While we have disaster recovery systems and business continuity plans in place, any disruptions in our disaster recovery systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations. Although we maintain insurance coverage, we cannot guarantee that our insurance coverage will be adequate to cover any losses or that we will be able to maintain insurance at a reasonable cost in the future.

Accordingly, our operating results may vary from quarter to quarter, depending on the impact of these weather conditions, and if our losses from business interruption or property damage that result from such weather conditions exceed the amount for which we are insured, our results of operations and financial condition would be adversely affected.

We may be more vulnerable to the effects of a public health catastrophe than other businesses due to the nature of our patients, and a regional or global socio-political or other catastrophic event could severely disrupt our business.

We believe that the majority of our patients are individuals with complex medical challenges, many of whom may be more vulnerable than the general public during a pandemic or other public health catastrophe. Our employees are also at greater risk of contracting contagious diseases due to their increased exposure to vulnerable patients. For example, if another pandemic were to occur, we could suffer significant losses to our consumer population or a reduction in the availability of our employees and, at a high cost, be required to hire replacements for affected workers. Enrollment for our services could experience sharp declines if families decide healthcare workers should not be brought into their homes during a health pandemic. Local, regional or national governments might limit or ban public interactions to halt or delay the spread of diseases causing business disruptions and the temporary closure of our centers. Accordingly, certain public health catastrophes could have a material adverse effect on our financial condition and results of operations.

Other unforeseen events, including acts of violence, war, terrorism and other international, regional or local instability or conflicts (including labor issues), embargoes, natural disasters such as earthquakes, whether occurring in the United States or abroad, could restrict or disrupt our operations. Enrollment in our Support Services or day health centers, for example, could experience sharp declines as patients and their families may avoid venturing out in public as a result of one or more of these events.

We depend on the services of our executive officers and other key employees.

We depend greatly on the efforts of our executive officers and other key employees to manage our operations. We believe future success will depend upon our ability to continue to attract, motivate and retain highly-skilled managerial, sales and marketing, divisional, regional and agency director personnel. The loss or departure of any one of these executives or other key employees could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”), to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of January 1, 2022, we had $37.2 million of U.S. federal net operating loss carryforwards and $233.6 million of state and local net operating loss carryforwards. In addition, as of January 1, 2022, we had an interest expense carryover of $145.8 million for federal and some states. Our ability to utilize NOLs and our interest expense carryovers may be currently subject to limitations due to prior ownership changes. In addition, future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. There is also a risk that due to statutory or regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have recorded a full valuation allowance against the deferred tax assets attributable to our federal NOLs and interest carryovers.

Unanticipated changes in tax law or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.

We are subject to taxes by U.S. federal, state and local tax authorities. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•
allocation of expenses to and among different jurisdictions;
•
changes in the valuation of our deferred tax assets and liabilities;
•
expected timing and amount of the release of any tax valuation allowances;
•
tax effects of stock-based compensation;
•
costs related to intercompany restructurings;
•
changes in tax laws, tax treaties, regulations or interpretations thereof; or
•
lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other taxes by U.S. federal, state and local tax authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

Furthermore, as permitted by the CARES Act, we have elected to defer certain payments of our employer share of Social Security tax that would otherwise be required to be paid during the period beginning on March 27, 2020 and ending December 31, 2020. The CARES Act allows employers to deposit 50% of the deferred taxes on or before December 31, 2021, and the remaining 50% by December 31, 2022. As of January 1, 2022, the Company has remaining deferred employer social security taxes of approximately $25.5 million, which are payable to the U.S. Treasury on or before December 31, 2022. Accounting for the tax effects of the CARES Act and subsequent guidance issued requires complex new calculations to be performed and significant judgments in interpreting the legislation. Additional guidance may be issued on how the provisions of the CARES Act will be applied or otherwise administered that is different from our interpretation. The extent to which the COVID-19 pandemic impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence. If our results of operations are materially adversely affected by the COVID-19 pandemic, we may need to borrow additional funds or obtain funds from other sources to repay the deferred employer Social Security tax liability, which may negatively affect our liquidity and financial condition.

Risks Related to Our Regulatory Framework

Healthcare reform has initiated significant changes to the U.S. healthcare system.

Various healthcare reform provisions became law upon enactment of the ACA. The reforms contained in the ACA have impacted each of our businesses in some manner. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services, and the underlying regulatory environment. The reforms include the possible modifications to the conditions of qualification for payment, bundling payments to cover both acute and post-acute care, and the imposition of enrollment limitations on new providers.

The ACA also provides for reductions to the annual market basket payment updates for home health agencies, which could result in lower reimbursement than in preceding years, and additional annual “productivity adjustment” reductions to the annual market basket payment update as determined by CMS for home health agencies.

Further, the ACA mandates changes to home health benefits under Medicare. For home health, the ACA mandates creation of a value-based purchasing program, development of quality measures, a decrease in home health reimbursement that began with federal fiscal year 2014 and was phased-in over a four-year period, and a reduction in the outlier cap. In addition, the ACA requires the Secretary of HHS to test different models for delivery of care, some of which would involve home health services. It also requires the Secretary to establish a national pilot program for integrated care for patients with certain conditions, bundling payment for acute hospital care, physician services, outpatient hospital services (including emergency department services), and post-acute care services, which would include home health. The Secretary is also required to conduct a study to evaluate costs and quality of care among efficient home health agencies regarding access to care and treating Medicare beneficiaries with varying severity levels of illness and provide a report to the U.S. Congress.

For hospice, the ACA required state Medicaid benefits for children to include hospice care with disease-modifying treatment. In addition, the ACA mandates the creation of a hospice quality reporting program, ensuring public reporting of hospice quality data. Hospices failing to submit quality data will incur a 2% reduction in hospice reimbursements for the following year. The ACA also requires a reduction in the market basket index, which beginning in 2013 is reduced by a productivity adjustment that fluctuates every year and an addition adjustment of 0.3%, reducing the Medicare hospice payment. These reductions in the market basket index came to an end in fiscal year 2021 and, for fiscal year 2022, CMS is to increase the hospice market basket rate by 2.5%. For patients enrolled in hospice for more than six months, the ACA mandates a face-to-face visit with a physician or nurse practitioner to confirm continued need for hospice enrollment. Potential efforts in the U.S. Congress to repeal, amend, modify, or retract funding for various aspects of the ACA create additional uncertainty about the ultimate impact of the ACA on us and the healthcare industry.

In addition, a primary goal of healthcare reform is to reduce costs, which includes reductions in the reimbursement paid to us and other healthcare providers. Moreover, healthcare reform could negatively impact insurance companies, other third-party payers, our patients, as well as other healthcare providers, which may in turn negatively impact our business. As such, healthcare reforms and changes resulting from the ACA (including any repeal, amendment, modification or retraction thereof), as well as other similar healthcare reforms, including any potential change in the nature of services we provide, the methods or amount of payment we receive for such services, and the underlying regulatory environment, could have a material adverse effect on our business, financial position, results of operations and liquidity.

We conduct business in a heavily regulated industry, and changes in regulations, the enforcement of these regulations, or violations of regulations may result in increased costs or sanctions that reduce our revenues and profitability.

In the ordinary course of our business, we are regularly subject to inquiries and audits by federal and state agencies that oversee applicable healthcare program participation and payment regulations. We also are subject to government investigations. We believe that the regulatory environment surrounding most segments of the healthcare industry remains intense. The extensive federal and state regulations affecting the healthcare industry include, but are not limited to, regulations relating to licensure, billing, provision of services, conduct of operations, allowable costs, and prices for services, facility staffing requirements, qualifications and licensure of staff, environmental and occupational health and safety, and the confidentiality and security of health-related information. In particular, various laws, including the Stark Law, the Anti-Kickback Statute, anti-fraud, and anti-abuse amendments codified under the Social Security Act prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs. Sanctions for violating those anti-kickback, anti-fraud, and anti-abuse amendments include criminal penalties, civil sanctions, fines, and possible exclusion from government programs such as Medicare and Medicaid.

Federal and state governments continue to pursue intensive enforcement policies resulting in a significant number of investigations, inspections, audits, citations of regulatory deficiencies, and other regulatory sanctions including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bans on Medicare and Medicaid payments for new admissions, and civil monetary penalties or criminal penalties. We expect audits under the CMS Recovery Audit Contractor (“RAC”) program, the CMS Targeted Probe and Educate (“TPE”) program, the Unified Program Integrity Contractors (“UPIC”) program and other federal and state audits evaluating the medical necessity of services to further intensify the regulatory environment surrounding the healthcare industry as third-party firms engaged by CMS and others conduct extensive reviews of claims data and medical and other records to identify improper payments to healthcare providers under the Medicare and Medicaid programs. If we fail to comply with the extensive laws, regulations and prohibitions applicable to our businesses, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties, or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to investigations, audits or other enforcement actions related to these laws, regulations or prohibitions. Failure of our staff to satisfy applicable licensure requirements, or of our home health and hospice operations to satisfy applicable licensure and certification requirements could have a material adverse effect on our business, financial position, results of operations and liquidity.

We are unable to predict the future course of federal and state regulation or legislation, including Medicare and Medicaid statutes and regulations, or the intensity of federal and state enforcement actions. Changes in the regulatory framework, including those associated with healthcare reform, and sanctions from various enforcement actions could have a material adverse effect on our business, financial position, results of operations and liquidity.

Many states have CON laws or other regulatory provisions that may adversely impact our ability to expand into new markets and thereby limit our ability to grow and increase revenue.

Many states have enacted CON or POA laws that require prior state approval to offer new or expanded healthcare services or open new healthcare facilities or expand services at existing facilities. In such states, expansion by existing providers or entry into the market by new providers is permitted only where a given amount of unmet need exists, resulting either from population increases or a reduction in competing providers. These states ration the entry of new providers or services and the expansion of existing providers or services in their markets through a CON or other approval process, which is periodically evaluated and updated as required by applicable state law. The process is intended to promote comprehensive healthcare planning, assist in providing high-quality healthcare at the lowest possible cost and avoid unnecessary duplication by ensuring that only those healthcare facilities, services and operations that are needed will be built and opened. We operate home health centers and/or hospice services in the following CON states: Alabama, Georgia, North Carolina, Tennessee and Washington. In every state where required, our home health offices, hospice centers and branch locations possess a license and/or CON issued by the state health authority that determines the local service areas for the home health office, hospice office or branch location.

In general, the process for opening a home health office, branch location or hospice begins by a provider submitting an application for licensure and certification to the state and federal regulatory bodies, and the completion of both an initial licensure and certification survey, which is followed by a testing period of transmitting data from the applicant to CMS. Once this process is complete, the provider receives a provider agreement and corresponding number and can begin billing for services that it provides unless a CON is required. For those states that require a CON, the provider must also complete a separate application process before billing can commence and receive required approvals for capital expenditures exceeding amounts above prescribed thresholds. Our costs of obtaining a CON in any new CON state in which we seek to operate could be significant, and we cannot assure you that we will be able to obtain the CONs or other required approvals in the future. Our failure or inability to obtain a required CON, license or any necessary approvals could adversely affect our ability to expand into new markets and to expand our services and facilities in existing markets. Furthermore, if a CON or other prior approval upon which we relied to invest in a healthcare center or other facility were to be revoked or lost through an appeal process, we may not be able to recover the value of our investment.

CMS and state Medicaid agencies may, for a period of time, impose a moratorium against additional Medicaid enrollment for a particular type of service, upon a determination that a moratorium is necessary to prevent fraud, waste or abuse, or to limit an over-abundance of a type of Medicaid provider within a state. For example, on July 31, 2013, CMS implemented a six-month moratorium on new Medicare (and Medicaid) home health agencies in Florida’s Miami-Dade County and Illinois’ Cook County. The moratorium on enrollment of additional home health agencies in the Medicare (and Medicaid programs) was a way to combat fraud, waste and abuse, while assuring patient access to care. Over the years, CMS has repeatedly renewed and extended the moratorium to the entire states of Florida, Illinois, Michigan and Texas.

The CMS moratoria on new Medicare home health agencies were lifted on January 1, 2019; however, Florida requested that CMS extend the moratorium on new home health agency enrollments into its Medicaid program. Florida’s moratorium on Medicaid home health agency provider enrollment ended on August 30, 2021. In addition, we cannot predict whether any other states may adopt a similar Medicaid moratorium. A moratorium in any state in which we seek to, or currently, operate may prevent us from introducing, or disposing of, operations in that state, respectively, which may impair our future expansion or divestiture opportunities in some states.

We face and are currently subject to reviews, audits and investigations under our contracts with federal and state government agencies and other payers, and these reviews, audits and investigations could have adverse findings that may negatively impact our business.

As a result of our participation in the Medicare and Medicaid programs we face and are currently subject to various governmental reviews, audits, and investigations to verify our compliance with these programs and applicable laws and regulations. An increasing level of governmental and private resources are being devoted to the investigation of allegations of fraud and abuse in the Medicare and Medicaid programs, and federal and state regulatory authorities are taking an increasingly strict view of the requirements imposed on healthcare providers by the Social Security Act, the Medicare and Medicaid programs, and other applicable laws. We are routinely subject to audits under various government programs, including the RAC program, the TPE program and the UPIC program, in which CMS engages third-party firms to conduct extensive reviews of claims data and medical and other records to identify potential improper payments to healthcare providers under the Medicare program.

In addition, we, like other healthcare providers, are subject to ongoing investigations by the OIG, the United States DOJ and State Attorneys General into the billing of services provided to Medicare and Medicaid patients, including whether such services were properly documented and billed, whether services provided were medically necessary, and general compliance with conditions of participation in the Medicare and Medicaid programs. Private pay sources such as third-party insurance and managed care entities also often reserve the right to conduct audits. Our costs to respond to and defend any such reviews, audits and investigations are significant and are likely to increase in the current enforcement environment. These audits and investigations may require us to refund or retroactively adjust amounts that have been paid under the relevant government program or from other payers. Further, an adverse review, audit or investigation could result in other adverse consequences, particularly if the underlying conduct is found to be pervasive or systemic. These consequences include: (1) state or federal agencies imposing significant fines, penalties and other sanctions on us; (2) loss of our right to participate in the Medicare or Medicaid programs or one or more third-party payer networks; (3) indemnity claims asserted by patients and others for which we provide services; and (4) damage to our reputation in various markets, which could adversely affect our ability to attract patients and employees. If they were to occur, these consequences could have a material adverse effect on our business, financial position, results of operations and liquidity.

We are subject to extensive and complex federal and state government laws and regulations that govern and restrict our relationships with physicians and other referral sources.

The Anti-Kickback Statute, the Stark Law, the FCA and similar state laws materially restrict our relationships with physicians and other referral sources. We have a variety of financial relationships with referral sources who either refer or influence the referral of patients to our healthcare facilities, and these laws govern those relationships. The OIG has enacted safe harbor regulations that outline practices deemed protected from prosecution under the Anti-Kickback Statute.

On November 20, 2020, the OIG published its final rule revising the safe harbors to the Anti-Kickback Statute, aiming to reduce the regulatory barriers to care coordination and accelerate the transformation of the health care system into one that better pays for value and promotes care coordination. The OIG final rule implements seven new safe harbors and modifies four existing safe harbors. For example, the final rule clarifies how durable medical equipment companies may participate in protected care coordination arrangements involving digital health technology; modifies the existing safe harbor for personal services and management contracts to add flexibility for certain outcomes-based payments and part-time arrangements; expands and modifies mileage limits for local transportation for rural areas; and broadens the new safe harbor for cybersecurity technology and services to cover remuneration in the form of cybersecurity-related hardware. These revisions to the Anti-Kickback Statute safe harbors went into effect on January 19, 2021. While we endeavor to comply with the safe harbors, most of our current arrangements, including with physicians and other referral sources, may not qualify for safe harbor protection. Failure to qualify for a safe harbor does not mean the arrangement necessarily violates the Anti-Kickback Statute but may subject the arrangement to greater scrutiny. However, we cannot offer assurance that practices outside of a safe harbor will not be found to violate the Anti-Kickback Statute.

Any financial relationships with referring physicians and their immediate family members must comply with the Stark Law by meeting an exception. We attempt to structure our relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions are detailed and complex, and we cannot provide assurance that every relationship complies fully with the Stark Law. Unlike the Anti-Kickback Statute, failure to meet an exception under the Stark Law may result in a violation of the Stark Law, even if such violation is technical in nature.

Additionally, if we violate the Anti-Kickback Statute or the Stark Law, or if we improperly bill for our services, we may be found to violate the FCA, either under a suit brought by the government or by a private person under a qui tam, or “whistleblower,” lawsuit.

If we fail to comply with the Anti-Kickback Statute, the Stark Law, the FCA or other applicable laws and regulations, we could be subject to liabilities, including civil penalties (including the loss of our licenses to operate one or more facilities or healthcare activities), exclusion of one or more facilities or healthcare activities from participation in the Medicare, Medicaid, and other federal and state healthcare programs, and, for violations of certain laws and regulations, criminal penalties.

We do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, could have a material adverse effect on our business, financial position, results of operations and liquidity, and our business reputation could suffer significantly. In addition, other legislation or regulations at the federal or state level may be adopted that could have a material adverse effect on our business, financial position, results of operations and liquidity.

If we are found to have violated HIPAA, the HITECH Act, the Omnibus Rule or any other applicable privacy and security laws and regulations, as well as contractual obligations, we could be subject to sanctions, fines, damages and other additional civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial position, results of operation and liquidity.

There are a number of federal and state laws, rules and regulations, as well as contractual obligations, relating to the protection, collection, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive and personal information, including certain patient health information, such as patient records. Existing laws and regulations are constantly evolving, and new laws and regulations that apply to our business are being introduced at every level of government in the United States. In many cases, these laws and regulations apply not only to third-party transactions, but also to transfers of information between or among us, our affiliates and other parties with whom we conduct business. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business. We monitor legal developments in data privacy and security regulations at the local, state and federal level, however, the regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.

The management of PHI is subject to several regulations at the federal level, including HIPAA and the HITECH Act. The HIPAA privacy and security regulations protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend, and seek accounting of their own health information, and limiting most uses and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. The HITECH Act strengthened HIPAA enforcement provisions and authorized State Attorneys General to bring civil actions for HIPAA violations. It permits the HHS to conduct audits of HIPAA compliance and impose significant civil monetary penalties even if we did not know or reasonably could not have known about the violation. The Omnibus Rule extended certain privacy and security regulations to business associates and their subcontractors that handle protected health information and imposed new requirements on HIPAA business associate contracts. The Omnibus Rule also clarified a covered entity’s (which is a healthcare provider, a health plan or healthcare clearinghouse) notification and reporting requirements in the event of a breach of unsecured protected health information. This reporting obligation supplements state laws that also may require notification in the event of a breach of personal information. If we are found to have violated the HIPAA privacy or security regulations or other federal or state laws protecting the confidentiality of patient health or personal information, including but not limited to the HITECH Act and the Omnibus Rule, we could be subject to sanctions, fines, damages and other additional civil or criminal penalties, including litigation with those affected, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial position, results of operations and liquidity.

The federal government is also promoting the efficient exchange of electronic health information to improve health care. The 21st Century Cures Act prohibits information blocking by health care providers and certain other entities. Information blocking is defined as engaging in activities that are likely to interfere with, prevent or materially discourage access, exchange or use of electronic health information, subject to limited exceptions. Initiatives related to health care technology and interoperability may require changes to our operations, impose new and complex obligations on us, affect our relationships with other providers, vendors and other third parties and require investments in infrastructure. We may be subject to penalties for failure to comply.

Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of PHI. For example, various states, such as California and Massachusetts, have implemented privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of personally identifiable information, including PHI. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues and potentially exposing us to additional expense, adverse publicity and liability. We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. The U.S. Congress has considered, but not yet passed, several comprehensive federal data privacy bills over the past few years, such as the CONSENT Act, which was intended to be similar to the landmark 2018 European Union General Data Protection Regulation. We expect federal data privacy laws to continue to evolve.

At the state and local level, there is increased focus on regulating the collection, store, use, retention, security, disclosure, transfer and other processing of confidential, sensitive and personal information. In recent years, we have seen significant changes to data privacy regulations across the U.S., including the enactment of the CCPA, which went into effect on January 1, 2020. The CCPA creates new consumer rights, and corresponding obligations on covered businesses, relating to the access to, deletion of and sharing of personal information collected by covered businesses, including a consumer’s right to opt out of certain sales of the consumer's personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. It remains unclear how various provisions of the CCPA will be interpreted and enforced. Additionally, California voters approved a new privacy law, the California Privacy Rights Act (the “CPRA”), in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.

In addition, all 50 U.S. states and the District of Columbia have enacted breach notification laws that may require us to notify patients, employees or regulators in the event of unauthorized access to or disclosure of personal or confidential information experienced by us or our service providers. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements. We also may be contractually required to notify patients or other counterparties of a security breach. Although we may have contractual protections with our service providers, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach. Any contractual protections we may have from our service providers may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards.

Complying with these various laws, rules, regulations and standards, and with any new laws or regulations changes to existing laws, could cause us to incur substantial costs that are likely to increase over time, require us to change our business practices in a manner adverse to our business, divert resources from other initiatives and projects, and restrict the way products and services involving data are offered, all of which may have a material adverse effect on our business. For example, we have incurred and expect to continue to incur additional costs to comply with the CCPA and other similar regulations. However, in the future we may be unable to make such changes and modifications to our business practices in a commercially reasonable manner, or at all. Given the rapid development of cybersecurity and data privacy laws, we expect to encounter inconsistent interpretation and enforcement of these laws and regulations, as well as frequent changes to these laws and regulations which may expose us to significant penalties or liability for non-compliance, the possibility of fines, lawsuits (including class action privacy litigation), regulatory investigations, criminal or civil sanctions, audits, adverse media coverage, public censure, other claims, significant costs for remediation and damage to our reputation, or otherwise have a material adverse effect on our business and operations. Any inability to adequately address data privacy or security-related concerns, even if unfounded, or to comply with applicable laws, regulations, standards and other obligations relating to data privacy and security, could result in additional cost and liability to us, damage our relationships with patients and have a material adverse effect on our business.

We make public statements about our use and disclosure of personal information through our privacy policies, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Moreover, from time to time, concerns may be expressed about whether our products and services compromise the privacy of patients and others. Any concerns about our data privacy and security practices, even if unfounded, could damage the reputation of our businesses, discourage potential patients from our products and services and have a material adverse effect on our business.

We are subject to federal, state and local laws and regulations that govern our employment practices, including minimum wage, living wage, and paid time-off requirements. Failure to comply with these laws and regulations, or changes to these laws and regulations that increase our employment related expenses, could adversely impact our operations.

We are required to comply with all applicable federal, state and local laws and regulations relating to employment, including occupational safety and health requirements, wage and hour and other compensation requirements, employee benefits, providing leave and sick pay, employment insurance, proper classification of workers as employees or independent contractors, immigration and equal employment opportunity laws. These laws and regulations can vary significantly among jurisdictions and can be highly technical. Notably, we are subject to the California Labor Code pursuant to which plaintiffs have filed representative actions under the California Private Attorney General Act seeking statutory penalties for alleged violations related to calculation of overtime pay, errors in wage statements, and meal and rest break violations, among other things. Costs and expenses related to these requirements are a significant operating expense and may increase as a result of, among other things, changes in federal, state or local laws or regulations, or the interpretation thereof, requiring employers to provide specified benefits or rights to employees, increases in the minimum wage and local living wage ordinances, increases in the level of existing benefits or the lengthening of periods for which unemployment benefits are available. We may not be able to offset any increased costs and expenses. Furthermore, any failure to comply with these laws requirements, including even a seemingly minor infraction, can result in significant penalties which could harm our reputation and have a material adverse effect on our business. In addition, certain individuals and entities, known as excluded persons, are prohibited from receiving payment for their services rendered to Medicaid, Medicare and other federal and state healthcare program beneficiaries. If we inadvertently hire or contract with an excluded person, or if any of our current employees or contractors becomes an excluded person in the future without our knowledge, we may be subject to substantial civil penalties, including up to $20,000 for each item or service furnished by the excluded person to a federal or state healthcare program beneficiary, an assessment of up to three times the amount claimed and exclusion from the program. Because we employ an average of at least 50 full-time employees in a calendar year, we are required to offer a minimum level of health coverage for 95% of our full-time employees in 2020 or be subject to an annual penalty.

Risks Related to Ownership of Our Common Stock

We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.

Our second amended and restated certificate of incorporation (the “Amended Charter”) authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, preferences, limitations and relative rights, including preferences over our common stock with respect to dividends and distributions, as our Board of Directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business, and therefore we do not anticipate paying any cash dividends in the foreseeable future. As a result of our current dividend policy, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it. Any future determination to declare and pay cash dividends, if any, will be entirely at the discretion of our Board of Directors and will depend upon then-existing conditions, including our earnings, capital requirements, results of operations, financial condition, business prospects and any other factors that our Board of Directors considers relevant. Our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization or agreements of our subsidiaries, including agreements governing our current and future indebtedness.

We take advantage of certain “controlled company” exemptions to the corporate governance rules for publicly listed companies, which could make our common stock less attractive to some investors or otherwise harm our stock price.

Because we qualify as a “controlled company” under the corporate governance rules for publicly-listed companies, we are not required to have a majority of our Board of Directors be independent under the applicable rules of Nasdaq, nor are we required to have a compensation committee or a corporate governance and nominating committee comprised entirely of independent directors. Our Board of Directors is permitted to not be composed of a majority of independent directors. We currently rely on the exemption to the requirement that our director nominations be made, or recommended to our full Board of Directors, by our independent directors or by a nominations committee that consists entirely of independent directors. Should the interests of our Sponsors differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for publicly-listed companies. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

Our Sponsors can significantly influence our business and affairs and may have conflicts of interest with us in the future.

The Sponsor Affiliates collectively own approximately 70.5% of our common stock. Our Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One or both of our Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as our Sponsors, or funds controlled by or associated with our Sponsors, continue to own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, our Sponsors will continue to be able to strongly influence us. Our Amended Charter provides that none of our Sponsors or any of their affiliates will have any duty to refrain from (i) engaging in a corporate opportunity in the same or similar lines of business in which we or our affiliates now engage or propose to engage or (ii) otherwise competing with us or our affiliates.

As a public company, we incur significant increased expenses and administrative burdens, which could have an adverse effect on our business, financial condition and results of operations.

We face increased insurance, legal, accounting, and other corporate related costs and expenses as a public company. For example, our director and officer liability insurance policy costs increased significantly upon becoming a public company.

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer

Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (“PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements has increased costs and made certain activities more time-consuming. A number of those requirements require us to carry out activities we had not done previously. For example, we created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, additional expenses associated with SEC reporting requirements have been and will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if we or our independent public accounting firm identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs to remediate those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board of Directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs require us to divert a significant amount of money that could otherwise be used to expand our business and achieve certain strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

We may not be able to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act.

Before becoming a public company, we were not subject to Section 404 of the Sarbanes-Oxley Act. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those required of us prior to becoming a public company. Section 404(a) of the Sarbanes-Oxley Act (“Section 404(a)”) requires that, beginning with the second annual report following our initial public offering, management assess and report annually on the effectiveness of internal control over financial reporting and identify any material weaknesses in internal control over financial reporting. Additionally, Section 404(b) of the Sarbanes-Oxley Act (“Section 404(b)”) requires the independent registered public accounting firm to issue an annual report that addresses the effectiveness of internal control over financial reporting. We expect that our first Section 404(a) and 404(b) assessments will take place for our annual report for the year ending December 31, 2022. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that became applicable after becoming a public company. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our shares of common stock.

Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Our Amended Charter, second amended and restated bylaws (the “Amended Bylaws”) and Delaware law contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our Board of Directors. Among other things, our Amended Charter and/or Amended Bylaws include the following provisions:

•
a staggered board, which means that our Board of Directors is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause;
•
limitations on convening special stockholder meetings, which could make it difficult for our stockholders to adopt desired governance changes;
•
a prohibition on stockholder action by written consent from and after the date on which the Sponsors and each of their respective affiliates cease to beneficially own in the aggregate at least 50% of the outstanding shares of common stock (the “Trigger Event”);
•
a forum selection clause, which means certain litigation against us can only be brought in Delaware;
•
from and after the Trigger Event, the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% in voting power of all of the then-outstanding shares of our common stock entitled to vote thereon;

•
from and after the Trigger Event, requiring the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of common stock to amend provisions of our Amended Charter relating to the management of our business, our Board of Directors, stockholder action by written consent, calling special meetings of stockholders, competition and corporate opportunities, Section 203 of the Delaware General Corporation Law (the “DGCL”), forum selection and the liability of our directors, or to amend, alter, rescind or repeal our Amended Bylaws;
•
the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and
•
advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. We have opted out of Section 203 of the DGCL. However, our Amended Charter contains similar provisions providing that we many not engage in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the stockholder became an interested stockholder, unless (i) prior to the time such stockholder became an interested stockholder, the Board of Directors approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the common stock or (iii) following Board of Directors approval, the business combination receives the approval of the holders of at least two-thirds of our outstanding common stock not held by such interested stockholder at an annual or special meeting of stockholders. Our Amended Charter provides that the Sponsors and their respective affiliates, and any of their respective direct or indirect transferees and any group as to which such persons are a party, do not constitute “interested stockholders” for purposes of this provision.

Any provision of our Amended Charter, Amended Bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Our Amended Charter designates specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ abilities to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Amended Charter provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum, to the fullest extent permitted by law, for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees or stockholders to us or our stockholders, creditors or other constituents, or a claim of aiding and abetting any such breach of fiduciary duty, (3) any action asserting a claim against us or any of our directors or officers or other employees or stockholders arising pursuant to, or any action to interpret, apply, enforce any right, obligation or remedy under or determine the validity of, any provision of the DGCL or our Amended Charter or Amended Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, (4) any action asserting a claim that is governed by the internal affairs doctrine, or (5) any other action asserting an “internal corporate claim” under the DGCL shall be the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery does not have subject matter jurisdiction, another state court sitting in the State of Delaware or, if and only if neither the Court of Chancery nor any state court sitting in the State of Delaware has subject matter jurisdiction, then the federal district court for the District of Delaware) (the “Delaware Forum Provision”). Notwithstanding the foregoing, our Amended Charter provides that the Delaware Forum Provision will not apply to any actions arising under the Securities Act or the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Our Amended Charter further provides that unless we consent in writing to the selection of an alternative forum, the federal district court for the District of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”).

The Delaware Forum Provision and the Federal Forum Provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the Delaware Forum Provision or the Federal Forum Provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition or results of operations. Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision, but will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Our Amended Charter provides that the doctrine of “corporate opportunity” does not apply with respect to any officer, director or stockholder who is not employed by us or our subsidiaries.

Our Amended Charter provides that the doctrine of “corporate opportunity” does not apply with respect to the Sponsors or any of their respective officers, directors, agents, stockholders, members, partners, affiliates and subsidiaries (other than us and our subsidiaries). The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources or information obtained in their corporate capacity for their personal advantage, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers, directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Our Amended Charter does, to the extent permitted by Delaware law, renounce any interest or expectancy that we have in, or right to be offered an opportunity to participate in, specified business opportunities that are from time to time presented to the Sponsors or any of their respective officers, directors, agents, stockholders, members, partners, affiliates and subsidiaries (other than us and our subsidiaries), including any of the foregoing who serves as a director or officer of the Company. Such person will therefore have no duty to communicate or present corporate opportunities to us, and will have the right to either hold any corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us, including to any officers, directors or stockholders or their respective affiliates (other than those who are employees of the Company or its subsidiaries).

As a result, the Sponsors or any of their respective officers, directors, agents, stockholders, members, partners, affiliates and subsidiaries (other than us and our subsidiaries) are not prohibited from operating or investing in competing businesses. We therefore may find ourselves in competition with such person, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business or prospects.

If securities analysts do not publish research or reports about our company, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.

The market for our common stock depends in part on the research and reports that securities or industry analysts publish about us, our business or our industry. As a new public company, we have had limited coverage from securities and industry analysts. If one or more of the analysts who cover us downgrade their opinions about our common stock, publish inaccurate or unfavorable research about us, or cease publishing about us regularly, demand for our common stock could decrease, which might cause our share price and trading volume to decline significantly. Additionally, if securities or industry analysts publish negative information regarding the industry generally or certain competitors of ours, this may affect the market price of all stocks in our sector, even if unrelated to our performance.

If our operating and financial performance in any given period does not meet or exceed the guidance that we provide to the public, the market price of our common stock may decline.

We have provided public guidance on our expected operating and financial results for future periods, which is composed of forward-looking statements subject to the risks and uncertainties described elsewhere in this Annual Report on Form 10-K. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Aveanna’s corporate headquarters is leased and is located at 400 Interstate North Parkway, Suite 1600, Atlanta, Georgia 30339. Aveanna also maintains approximately 300 leases for other offices and medical sites with various expiration terms from more than one year to over 10 years. Aveanna does not currently own any real estate.

Item 3. Legal Proceedings.

The information in response to this item is included in Note 15 – Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Securities Market Information

Our common stock is listed on the NASDAQ under the symbol “AVAH”.

Holders of Record

As of March 11, 2022, there were 41 stockholders of record for our common stock. We believe we have approximately 7,900 beneficial holders of our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business; therefore, we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare and pay dividends, if any, will be at the discretion of our Board of Directors, subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. Any such determination will be dependent upon then-existing conditions, including our earnings, capital requirements, results of operations, financial condition, business prospects and any other factors that our Board of Directors considers relevant.

Stock Performance Graph

The following graph and related information shows a comparison of the cumulative total return for our common stock, the NASDAQ composite index and an index representing our industry peer group (S&P Healthcare Services Select Index), between April 29, 2021 (the date our common stock commenced trading on the NASDAQ) through January 1, 2022. All values assume an initial investment of $100 and reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Comparison of Total Return
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
04/21
05/21
06/21
07/21
08/21
09/21
10/21
11/21
12/21
Aveanna Healthcare
Nasdaq Composite
S&P Healthcare Services Select Index

	4/29/21	5/31/21	6/30/21	7/31/21	8/31/21	9/30/21	10/31/21	11/30/21	12/31/21
Aveanna Healthcare	$100.00	$100.61	$107.29	$89.68	$81.87	$69.56	$66.96	$55.85	$64.18
Nasdaq Composite	$100.00	$97.63	$102.99	$104.19	$108.36	$102.60	$110.05	$110.33	$111.09
S&P Healthcare Services Select Index	$100.00	$101.64	$103.27	$100.91	$100.33	$93.94	$95.63	$88.63	$95.68

The performance graph shall not be deemed soliciting material or incorporated by reference by any general statement incorporating by reference this annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the PSLRA, Section 27A of the Securities Act, and Section 21E of the Exchange Act, about our expectations, beliefs, plans and intentions regarding our product development efforts, business, financial condition, results of operations, strategies and prospects. You can identify forward-looking statements by the fact that these statements do not relate to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in “Item 1A — Risk Factors” of this Annual Report on Form 10-K. Forward-looking statements reflect our views only as of the date they are made. We do not undertake any obligation to update forward-looking statements except as required by applicable law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA.

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52-week or 53-week fiscal year. Our “fiscal year 2021” refers to the 52-week fiscal year ended on January 1, 2022. Our “fiscal year 2020” refers to the 53-week fiscal year ended on January 2, 2021. Our "fiscal year 2019" refers to the 52-week fiscal year ended on December 28, 2019.

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

The following table summarizes the revenues generated by each of our segments for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019:

(dollars in thousands)	Consolidated	PDS	HHH	MS
Fiscal year 2021	$1,678,618	$1,358,116	$177,272	$143,230
Percentage of consolidated revenue		80%	11%	9%
Fiscal year 2020	$1,495,105	$1,329,745	$31,180	$134,180
Percentage of consolidated revenue		89%	2%	9%
Fiscal year 2019	$1,384,065	$1,254,117	$17,071	$112,877
Percentage of consolidated revenue		91%	1%	8%

PDS Segment

Private Duty Services predominantly includes private duty nursing (“PDN”) services, as well as pediatric therapy services. Our PDN patients typically enter our service as children, as our most significant referral sources for new patients are children’s hospitals. It is common for our PDN patients to continue to receive our services into adulthood, as approximately 50% of our PDN patients are over the age of 18.

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
•
Services to patients in our Pediatric Day Healthcare Centers (“PDHC”); and
•
Unskilled care, including programs such as employer of record support services and personal care services.

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

Acquisitions and other Factors Affecting Results of Operations and Comparability

Acquisition-related Activities

During the third quarter of fiscal year 2020, we acquired three companies that primarily deliver PDN services, in addition to medical solutions services (collectively, the “2020 PDS Acquisitions”). The 2020 PDS Acquisitions generated revenues in 2020 prior to being acquired by us of $55.0 million and $22.8 million after being acquired by us. We report the results of the 2020 PDS Acquisitions in our PDS segment and MS segment.

In the fourth quarter of fiscal year 2020, we acquired two companies that primarily deliver home health and hospice services, as well as PDN services (collectively, the “2020 HHH Acquisitions”). The 2020 HHH Acquisitions generated revenues in 2020 prior to being acquired by us of $104.1 million and $13.1 million after being acquired by us. Home health and hospice businesses are primarily reimbursed by Medicare for services rendered and these new lines of business accordingly began to diversify our payer base beyond Medicaid and Medicaid Managed Care revenue. We report the results of the 2020 HHH Acquisitions in our HHH segment and PDS segment.

Total revenues generated by the 2020 PDS Acquisitions and 2020 HHH Acquisitions for fiscal year 2020, including the periods in fiscal year 2020 prior to being acquired by us, were $195.0 million.

On April 16, 2021, we acquired Doctor’s Choice Holdings, LLC (“Doctor’s Choice”), which provides home health services in the state of Florida. Doctor’s Choice generated revenues in 2021 prior to being acquired by us of $22.9 million and $51.6 million after being acquired by us. On December 10, 2021, we acquired Comfort Care Home Health Services, LLC, including its subsidiaries (“Comfort Care”), which provides home health and hospice services in the states of Alabama and Tennessee. Comfort Care generated revenues in 2021 prior to being acquired by us of $94.4 million and $6.0 million after being acquired by us. Collectively, we refer to the acquisitions of Doctor's Choice and Comfort Care as the “2021 HHH Acquisitions". On a pro forma basis after giving effect to the 2021 HHH Acquisitions as if they had occurred on January 3, 2021, our HHH segment would have generated revenues of $294.6 million in fiscal year 2021. Between the 2020 HHH Acquisitions and 2021 HHH Acquisitions we believe we have built a home health and hospice program of significant size and scale, focused on delivering high-quality patient care in attractive geographies.

On November 30, 2021, we acquired Accredited Nursing Services (“Accredited”), a provider of primarily unskilled services in the state of California. Accredited generated revenues in 2021 prior to being acquired by us of $107.1 million and $8.9 million after being acquired by us. We report the results of Accredited in our PDS segment.

Total revenues generated by the 2021 HHH Acquisitions and Accredited in fiscal year 2021, including the periods in fiscal year 2021 prior to being acquired by us, were $290.9 million.

COVID-19 Pandemic Impact on our Business

In March 2020, the World Health Organization declared COVID-19 a pandemic. We continue to monitor the impact of COVID-19 on our caregivers and support personnel, our patients and their families, and our referral sources. We have adapted our operations as necessary to best protect our people and serve our patients and our communities. We continue to take precautions to protect the safety and well-being of our employees and patients by purchasing and delivering additional supplies of personal protective equipment and COVID-19 testing kits (“PPE”), and other medical supplies to branches and regional offices across the country as necessary. We have also invested in technology and equipment that allows support personnel to provide, on a remote basis, seamless functionality and support to our clinicians who continue to care for our patients. The majority of our employees at our corporate support offices in Georgia, Texas and Arizona continue to work remotely.

With the onset of the COVID-19 pandemic in March 2020, we began incurring incremental costs of patient services necessary to maintain our clinical workforce in the COVID-19 environment. The nature of the incremental COVID-19 costs we have incurred has changed over time as dictated by the continually evolving COVID-19 environment. Examples of the incremental costs we have incurred over time include incremental compensation paid to caregivers such as hero and hazard pay, COVID-19 relief pay, incremental overtime, and most recently, staffing and retention related incentives to attract and retain caregivers in the midst of the Omicron variant surge. We have also incurred incremental worker compensation costs, as well as mandated leave costs while applicable regulations were in effect, and incremental PPE costs to support, protect and test our caregivers, and care for our patients. Additionally, we recorded an impairment in the fourth quarter of fiscal 2021 in four of the reporting units within our PDS segment as a result of the continued impact of COVID-19 on our business. See "Goodwill Impairment" below.

Looking forward to fiscal year 2022, we believe we will continue to incur incremental COVID-19 costs as dictated by the continually evolving COVID-19 environment, including costs required to comply with federal, state and local vaccination mandates testing requirements, worker compensation for mandated quarantine time; and remaining staffing and retention related incentives to attract and retain caregivers.

Despite the recent surges in COVID-19 cases attributable to the Omicron variant and the attendant pressures on our clinical workforce, we continue to execute on our strategic business plans to grow our services both organically and through acquisitions. As the percentage of vaccinated caregivers grows, the overall hospitalization and rates of severe reactions decrease, and as caregivers return to the workforce, we believe this will increase our staffed hours and allow us to meet more of the unmet patient demand for our services. However, while the rate of COVID-19 hospitalizations and deaths in the United States are currently decreasing again, longer-term public health trends as a result of COVID-19 are unknown. As such, it is impossible to predict the effect and ultimate impact of the COVID-19 pandemic on the Company as conditions related to the COVID-19 pandemic continue to evolve.

The following factors could negatively impact our results of operations in the future as a result of COVID-19: a further increase in the number of cases due to the Omicron or other variants; any future shelter-in-place orders; a decrease in the rate of return of confidence in our patients’ families to allow our caregivers into their homes; the return of patient confidence to enter a hospital or a doctor’s office; our ability to attract and retain qualified caregivers as a result of COVID-19 quarantine requirements or due to caregiver non-compliance with vaccination and testing mandates; uncertainty regarding vaccine distribution timing and efficacy; and our ability to readily access referrals from children’s hospitals. Potential negative impacts of COVID-19 on our results include lower revenue or higher salary and wage expenses due to increased market rate expectations of caregivers, increased workers compensation insurance and leave costs, costs to comply with various federal, state and local vaccine or leave mandates, civil monetary penalties from CMS if we are unable to comply with its IFR requiring COVID-19 vaccinations, and any future spikes in PPE supply costs. The impacts to revenue may consist of the following: lower volumes due to interruption of the operations of our referral sources; lower volumes due to lack of availability of caregivers in the workforce; the unwillingness of patients to accept services in their homes; lower reimbursement due to missed home health visits; lower reimbursement rates due to any negative impacts to state Medicaid budgets as a result of the pandemic; or denial of payments from CMS if we are unable to comply with its IFR requiring COVID-19 vaccinations.

CARES Act

In response to COVID-19, the U.S. Government enacted the CARES Act on March 27, 2020. The CARES Act has impacted us as follows:

•
Provider Relief Fund (“PRF”): Beginning in April 2020, funds were distributed to health care providers who provide or provided diagnoses, testing, or care for individuals with possible or actual cases of COVID-19. In fiscal year 2020, we received PRF payments from HHS totaling $25.1 million, which were included in government stimulus liabilities in the accompanying consolidated balance sheet as of January 2, 2021. On March 5, 2021, we repaid these PRF payments in full. In December 2021, we also received PRF payments from HHS totaling $2.5 million, which we repaid in full in December 2021.

•
State Sponsored Relief Funds: In fiscal year 2020, we received $4.8 million of stimulus funds from the Commonwealth of Pennsylvania Department of Human Services (“Pennsylvania DHS”), which we did not apply for or request. We did not receive stimulus funds from any individual state other than Pennsylvania. We recognized $0.5 million of income related to these funds in fiscal year 2020, with the remaining $4.3 million included in government stimulus liabilities in the accompanying consolidated balance sheet as of January 2, 2021. On February 4, 2021, we repaid the remaining $4.3 million of direct stimulus funds to Pennsylvania DHS.
•
Deferred payment of the employer portion of social security taxes: We were permitted to defer payments of the employer portion of social security taxes in fiscal year 2020, which are payable in 50% increments, with the first 50% due by December 31, 2021 and the second 50% due by December 31, 2022. We did not defer any payroll taxes after December 31, 2020. In December 2021, we repaid $25.9 million of deferred payroll taxes. As of January 1, 2022, we had remaining deferred payments of $25.5 million of social security taxes in total, which is recorded in the current portion of deferred payroll taxes in the accompanying consolidated balance sheet.
•
Reimbursement rate increases from various state Medicaid and Medicaid Managed Care Programs: Shortly after the onset of COVID-19 in March 2020, numerous state Medicaid programs began to issue temporary rate increases and similarly directed Medicaid Managed Care programs within those states to likewise adjust rates. These temporary rate increases are paid to the Company via normal claim processing by the respective payers. Over the remainder of fiscal year 2020 and continuing into fiscal year 2021, while some states discontinued the temporary rate increases, most states issued continuations of the temporary rate increases with many state legislatures communicating support for either making such increases permanent or otherwise increasing PDS reimbursement rates. Furthermore, the focus at both the Federal and State levels on supporting the provision of care in the home, as well as expanding Federal matching funds for the Medicaid Program in recent government legislation, supports a positive outlook on Medicaid reimbursement in the future. As a result of all these factors, and based upon an evaluation of each state individually, beginning in the first quarter of fiscal year 2021, we no longer treat temporary rate increases as an adjustment in calculating our Adjusted EBITDA (see “Non-GAAP Financial Measures” below).
•
Medicare Advances: Certain of the home health and hospice companies the Company has acquired received advance payments from CMS in April 2020, pursuant to the expansion of the Accelerated Payments Program provided for in the CARES Act. These advances became repayable beginning one year from the date on which the accelerated advance was issued. The repayments occur via offsets by Medicare to current payments otherwise due from Medicare at a rate of 25% for the first eleven months. After the eleven months end, payments will be recouped at a rate of 50% for another six months, after which any remaining balance will become due. Gross advances received by acquired companies in April 2020 totaled $15.7 million. The Company began repaying the gross amount of the advances, via the offset mechanism described above, during the second quarter of fiscal year 2021, and had repaid an aggregate amount of $12.2 million of such advances as of January 1, 2022. Remaining unpaid advances as of January 1, 2022 totaled $3.5 million and are recorded in other current liabilities in the accompanying consolidated balance sheet.
•
Temporary Suspension of Medicare Sequestration: The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called a sequestration. Medicare fee-for-service claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments. All Medicare rate payments and settlements are subject to this mandatory reduction, which will continue to remain in place through at least 2023, unless Congress takes further action. In response to COVID-19, the CARES Act temporarily suspended the automatic 2.0% reduction of Medicare claim reimbursements for the period from May 1, 2020 through December 31, 2021. In December 2021, Congress extended the suspension of the automatic 2.0% reduction through March 2022 and reduced the sequestration adjustment to 1.0% from April 1, 2022 through June 30, 2022, with the full 2.0% reduction for sequestration resuming thereafter.

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

HHH Segment Operating Metrics

Home Health Total Admissions and Home Health Episodic Admissions

Home health total admissions represents the number of new patients who have begun receiving services. We review the number of home health admissions on a daily basis as we believe it is a leading indicator of our growth. We measure home health admissions by reimbursement structure, separating them into home health episodic admissions and fee-for-service admissions (other admissions), which allows us to better understand the payer mix of our home health business.

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

Results of Operations

Fiscal Year Ended January 1, 2022 Compared to the Fiscal Year Ended January 2, 2021

The following table summarizes our consolidated results of operations for the fiscal years indicated:

	For the fiscal years ended
(dollars in thousands)	January 1, 2022	% of Revenue	January 2, 2021	% of Revenue	Change	% Change
Revenue	$1,678,618	100.0%	$1,495,105	100.0%	$183,513	12.3%
Cost of revenue, excluding depreciation and amortization	1,136,214	67.7%	1,040,590	69.6%	95,624	9.2%
Gross margin	$542,404	32.3%	$454,515	30.4%	$87,889	19.3%
Branch and regional administrative expenses	297,381	17.7%	240,946	16.1%	56,435	23.4%
Field contribution	$245,023	14.6%	$213,569	14.3%	$31,454	14.7%
Corporate expenses	130,387	7.8%	113,828	7.6%	16,559	14.5%
Goodwill impairment	117,702	7.0%	75,727	5.1%	41,975	55.4%
Depreciation and amortization	20,550	1.2%	17,027	1.1%	3,523	20.7%
Acquisition-related costs	12,832	0.8%	9,564	0.6%	3,268	34.2%
Other operating (income) expenses	(337)	0.0%	910	0.1%	(1,247)	-137.0%
Operating loss	$(36,111)	-2.2%	$(3,487)	-0.2%	$(32,624)	-935.6%
Interest expense, net	(68,677)		(82,638)		13,961	-16.9%
Loss on debt extinguishment	(13,702)		(73)		(13,629)	18669.9%
Other income (expense)	4,914		34,464		(29,550)	-85.7%
Income tax expense	(3,468)		(5,316)		1,848	-34.8%
Net loss	$(117,044)		$(57,050)		$(59,994)	-105.2%

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the fiscal years indicated:

	For the fiscal years ended
(dollars in thousands)	January 1, 2022	January 2, 2021	Change	% Change
Revenue	$1,678,618	$1,495,105	$183,513	12.3%
Cost of revenue, excluding depreciation and amortization	1,136,214	1,040,590	95,624	9.2%
Gross margin	$542,404	$454,515	$87,889	19.3%
Gross margin percentage	32.3%	30.4%
Branch and regional administrative expenses	297,381	240,946	56,435	23.4%
Field contribution	$245,023	$213,569	$31,454	14.7%
Field contribution margin	14.6%	14.3%
Corporate expenses	$130,387	$113,828	$16,559	14.5%
As a percentage of revenue	7.8%	7.6%
Operating loss	$(36,111)	$(3,487)	$(32,624)	935.6%
As a percentage of revenue	-2.2%	-0.2%

The following tables summarize our key performance measures by segment for the fiscal years indicated:

	PDS
	For the fiscal years ended
(dollars and hours in thousands)	January 1, 2022	January 2, 2021	Change	% Change
Revenue	$1,358,116	$1,329,745	$28,371	2.1%
Cost of revenue, excluding depreciation and amortization	963,257	949,048	14,209	1.5%
Gross margin	$394,859	$380,697	$14,162	3.7%
Gross margin percentage	29.1%	28.6%		0.5%	(4)
Hours	37,867	37,885	(18)	0.0%
Revenue rate	$35.87	$35.10	$0.77	2.1%	(1)
Cost of revenue rate	$25.44	$25.05	$0.39	1.5%	(2)
Spread rate	$10.43	$10.05	$0.38	3.7%	(3)

	HHH
	For the fiscal years ended
(dollars and admissions/episodes in thousands)	January 1, 2022	January 2, 2021	Change	% Change
Revenue	$177,272	$31,180	$146,092	468.5%
Cost of revenue, excluding depreciation and amortization	93,557	17,869	75,688	423.6%
Gross margin	$83,715	$13,311	$70,404	528.9%
Gross margin percentage	47.2%	42.7%		4.5%	(4)
Home health total admissions (5)**	39.6	**	**	**
Home health episodic admissions (6)**	24.9	**	**	**
Home health total episodes (7)**	37.5	**	**	**
Home health revenue per completed episode (8)**	$2,917	**	**	**

	MS
	For the fiscal years ended
(dollars and UPS in thousands)	January 1, 2022	January 2, 2021	Change	% Change
Revenue	$143,230	$134,180	$9,050	6.7%
Cost of revenue, excluding depreciation and amortization	79,400	73,673	5,727	7.8%
Gross margin	$63,830	$60,507	$3,323	5.5%
Gross margin percentage	44.6%	45.1%		-0.5%	(4)
Unique patients served (“UPS”)	306	294	12	4.1%
Revenue rate	$468.07	$456.39	$11.68	2.6%	(1)
Cost of revenue rate	$259.48	$250.59	$8.89	3.7%	(2)
Spread rate	$208.59	$205.80	$2.79	1.4%	(3)

1.
Represents the period over period change in revenue rate, plus the change in revenue rate attributable to the change in volume.
2.
Represents the period over period change in cost of patient services rate, plus the change in cost of patient services rate attributable to the change in volume.
3.
Represents the period over period change in spread rate, plus the change in spread rate attributable to the change in volume.
4.
Represents the change in margin percentage year over year.
5.
Represents home health episodic and fee-for-service admissions.
6.
Represents home health episodic admissions.
7.
Represents episodic admissions and recertifications.
8.
Represents Medicare revenue per completed episode.

** We entered the home health business in the fourth quarter of fiscal year 2020. These metrics do not pertain to hospice or certain other Medicare services provided in this segment, neither of which were material in the aggregate for the periods presented.

The following discussion of our results of operations should be read in conjunction with the foregoing tables summarizing our consolidated results of operations and key performance measures, as well as our audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

Summary Operating Results

Operating Loss

Overall, our operating loss was $36.1 million, or 2.2% of revenue, for the fiscal year ended January 1, 2022, as compared to an operating loss of $3.5 million, or 0.2% of revenue, for the fiscal year ended January 2, 2021, a net increase in operating loss of $32.6 million.

The operating loss for fiscal year 2021 primarily resulted from a $117.7 million non-cash charge for goodwill impairment recorded in the fourth quarter of 2021, offset in part by an increase of $31.5 million, or 14.7%, in Field contribution as compared to fiscal year 2020. The $31.5 million increase in Field contribution resulted from a $183.5 million, or 12.3%, increase in consolidated revenue, combined with a 0.3% improvement in Field contribution margin to 14.6% for fiscal year 2021 from 14.3% for the fiscal year 2020.

In addition to the $31.5 million increase in Field Contribution, the $32.6 million increase in operating loss was primarily attributable to the following activity:

•
$42.0 million of incremental goodwill impairment recorded in fiscal year 2021 over the prior year;
•
a $16.6 million increase in corporate expenses over the prior fiscal year;
•
a $3.3 million increase in acquisition-related costs; and
•
a $3.5 million increase in depreciation and amortization expense.

Net Loss

The $60.0 million increase in net loss for the fiscal year ended January 1, 2022, as compared to the fiscal year ended January 2, 2021, was primarily driven by the following:

•
the previously discussed $32.6 million increase in operating loss;
•
a $14.0 million decrease in interest expense, net of interest income;
•
the absence of $50.0 million in other income associated with a legal settlement received in the prior year;
•
a $18.1 million net increase in valuation gains associated with our interest rate swaps and $0.9 million lower net settlements incurred with swap counterparties;
•
a $13.6 million increase in loss on debt extinguishment over the prior year; and
•
a $1.8 million net decrease in income tax expense.

Revenue

Revenue was $1,678.6 million for the fiscal year ended January 1, 2022 as compared to $1,495.1 million for the fiscal year ended January 2, 2021, an increase of $183.5 million, or 12.3%. This increase resulted from the following segment activity:

•
a $28.4 million, or 2.1%, increase in PDS revenue;
•
a $146.1 million, or 468.5%, increase in HHH revenue; and
•
a $9.1 million, or 6.7%, increase in MS revenue.

Our PDS segment revenue growth of $28.4 million, or 2.1%, for the fiscal year ended January 1, 2022 was attributable to an increase in revenue rate of 2.1%, with volume unchanged on a net basis. The net unchanged PDS volume on a year over year basis was attributable to a number of factors, including:

•
an increase in volumes for a full year of operations contributed by our 2020 PDS Acquisitions;
•
new volumes contributed by the Accredited acquisition in December 2021; net of,
•
a net volume decline in our PDN businesses due to the continuing impact of the COVID-19 environment, including the Delta and Omicron variants and the effect of vaccine mandates, on caregiver recruitment and retention; and
•
the absence of a 53rd week of operations in fiscal year 2021.

The net 2.1% increase in PDS revenue rate for the fiscal year ended January 1, 2022, as compared to the fiscal year ended January 2, 2021, resulted primarily from reimbursement rate increases issued by various state Medicaid programs and Managed Medicaid payers.

Our HHH segment revenue growth of $146.1 million, or 468.5%, for the fiscal year ended January 1, 2022 resulted from a full year of operations contributed by our 2020 HHH Acquisitions, and new revenue contributed by the 2021 HHH Acquisitions.

Our MS segment revenue growth of $9.1 million, or 6.7%, for the fiscal year ended January 1, 2022, as compared to the fiscal year ended January 2, 2021, was attributable to 4.1% volume growth combined with an increase in revenue rate of 2.6%. Overall, our MS volumes in fiscal year 2021 grew both organically and from a full year of operations contributed by our 2020 PDS Acquisitions. One of the 2020 PDS Acquisitions included MS businesses in two new markets, Illinois and Oklahoma, which we have integrated into the overall MS segment platform. The 2.6% revenue rate increase primarily resulted from a shift in product mix related to these new markets, net of payer rate decreases that became effective in September 2021.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $1,136.2 million for the fiscal year ended January 1, 2022, as compared to $1,040.6 million for the fiscal year ended January 2, 2021, an increase of $95.6 million, or 9.2%. This increase resulted from the following segment activity:

•
a $14.2 million, or 1.5%, increase in PDS cost of revenue;
•
a $75.7 million, or 423.6%, increase in HHH cost of revenue; and
•
a $5.7 million, or 7.8%, increase in MS cost of revenue.

The 1.5% increase in PDS cost of revenue for the fiscal year ended January 1, 2022 resulted from the previously described 2.1% increase in PDS revenue rate for the fiscal year ended January 2, 2021, net of a 1.5% increase in PDS cost of revenue rate. The 1.5% increase in cost of revenue rate primarily resulted from higher caregiver labor costs including pass-through of state reimbursement rate increases received by the Company during the fiscal year ended January 1, 2022 and a slight increase in COVID-19 related costs, net of lower professional liability and workers’ compensation insurance costs compared to the prior fiscal year.

As a result of the evolving COVID-19 environment, we have incurred incremental costs of patient services, which have changed over time. Examples of the incremental costs we have incurred over time include incremental compensation paid to caregivers such as hero and hazard pay, COVID-19 relief pay, incremental overtime, and most recently, staffing and retention related incentives to attract and retain caregivers in the midst of the Omicron surge. We also incurred incremental worker compensation costs, as well as mandated leave costs, during the period for which applicable regulations were in effect, and incremental PPE costs to support, protect and test our caregivers, and care for our patients. In the aggregate these costs were $15.7 million and $14.8 million for fiscal years 2021 and 2020, respectively. Looking forward to fiscal year 2022, we believe we will continue to incur incremental COVID-19 costs as dictated by the continually evolving COVID-19 environment, including costs required to comply with federal, state and local vaccination mandates, testing requirements, worker compensation for mandated quarantine time, and remaining staffing and retention-related incentives to attract and retain caregivers in the midst of the Omicron surge.

The 423.6% increase in HHH cost of revenue for the fiscal year ended January 1, 2022 was driven by the increased volumes associated with the 2020 HHH Acquisitions and 2021 HHH Acquisitions.

The 7.8% increase in MS cost of revenue for the fiscal year ended January 1, 2022 was driven by the previously described 4.1% growth in MS volumes during fiscal year 2021, as well as a 3.7% increase in cost of revenue rate primarily attributable to certain shifts in product mix.

Gross Margin and Gross Margin Percentage

Gross margin was $542.4 million, or 32.3% of revenue, for the fiscal year ended January 1, 2022, as compared to $454.5 million, or 30.4% of revenue, for the fiscal year ended January 2, 2021. Gross margin increased $87.9 million, or 19.3%, year over year. The 1.9% increase in gross margin percentage for the fiscal year ended January 1, 2022 resulted from the combined changes in our revenue rates and cost of revenue rates in each of our segments, which we refer to as the change in our spread rate, as follows:

•
a 3.7% increase in PDS spread rate from $10.05 to $10.43, driven by the 2.1% increase in PDS revenue rate, net of the 1.5% increase in PDS cost of revenue rate;
•
a 1.4% increase in MS spread rate from $205.80 to $208.59, driven by the 2.6% increase in MS revenue rate, net of the 3.7% increase in MS cost of revenue rate; and
•
our HHH segment, which increased HHH gross margin percentage by 4.5%.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $297.4 million, or 17.7% of revenue, for the fiscal year ended January 1, 2022, as compared to $240.9 million, or 16.1% of revenue, for the fiscal year ended January 2, 2021, an increase of $56.4 million, or 23.4%.

The increase in branch and regional administrative expenses of $56.4 million, or 23.4%, exceeded revenue growth of 12.3% for the fiscal year ended January 1, 2022, as compared to the fiscal year ended January 2, 2021. The 1.6% increase in branch and regional administrative expenses as a percentage of revenue year over year was primarily driven by higher HHH branch and regional administrative expenses as a percentage of revenue than our historical consolidated averages which are necessary to support our HHH operations; net of higher costs savings as a percentage of revenue than our consolidated average resulting from our exit of the ABA Therapy business in the second quarter of fiscal year 2020. While our HHH businesses have higher gross margins than our PDS businesses, they have higher branch and regional administrative expenses than our PDS businesses.

As a result of the COVID-19 environment, we have also incurred incremental branch and regional administrative expenses in the form of COVID-19 relief pay, costs of remote work enablement, severance and lease termination costs, and most recently, staffing and retention related incentives to attract and retain caregivers in the midst of the Omicron variant surge. These costs in aggregate were $2.1 million and $4.1 million in fiscal years 2021 and 2020, respectively.

Field Contribution and Field Contribution Margin

Field contribution was $245.0 million, or 14.6% of revenue, for the fiscal year ended January 1, 2022 as compared to $213.6 million, or 14.3% of revenue, for the fiscal year ended January 2, 2021. Field contribution increased $31.5 million, or 14.7%, for the fiscal year ended January 1, 2022, as compared to the fiscal year ended January 2, 2021. The 0.3% increase in Field contribution margin for the fiscal year ended January 1, 2022 resulted from the following:

•
the 1.9% increase in gross margin percentage in the fiscal year ended January 1, 2022, as compared to the fiscal year ended January 2, 2021; net of
•
the 1.6% increase in branch and regional administrative expenses as a percentage of revenue in the fiscal year ended January 1, 2022, as compared to the fiscal year ended January 2, 2021.

Field Contribution and Field Contribution Margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the fiscal years ended January 1, 2022 and January 2, 2021 were as follows:

	For the fiscal years ended
	January 1, 2022		January 2, 2021
(dollars in thousands)	Amount	% of Net Revenue	Amount	% of Net Revenue
Revenue	$1,678,618		$1,495,105
Corporate expense components:
Compensation and benefits	$62,749	3.7%	$61,622	4.1%
Non-cash share-based compensation	11,561	0.7%	3,032	0.2%
Professional services	32,004	1.9%	28,619	1.9%
Rent and facilities expense	13,088	0.8%	11,268	0.8%
Office and administrative	2,853	0.2%	2,221	0.1%
Other	8,132	0.5%	7,066	0.5%
Total corporate expenses	$130,387	7.8%	$113,828	7.6%

Corporate expenses were $130.4 million, or 7.8% of revenue, for the fiscal year ended January 1, 2022, as compared to $113.8 million, or 7.6% of revenue, for the fiscal year ended January 2, 2021. Our corporate expenses as a percentage of revenue increased by 0.2% primarily as a result of: a $8.5 million current year increase in non-cash, share-based compensation expense; a $2.9 million current year increase in non-capitalizable debt amendment costs (included in Professional services in the above table); and a $3.3 million current year increase in public company insurance costs (included in Other in the above table). Absent these items, we believe we leveraged our corporate footprint and infrastructure in 2021 as we continued to grow Aveanna in size and scale. We expect to invest in our corporate infrastructure in 2022 as we develop as a public company.

We incurred non-cash stock compensation expense of $11.6 million in fiscal year 2021 compared with $3.0 million in fiscal year 2020. As more fully discussed in Note 13 – Share-Based Compensation to the Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K, the increase was primarily attributable to $8.5 million of incremental non-cash compensation expense associated with the modification of performance vesting options in June 2021. We incurred debt modification expenses of $7.2 million in July 2021 associated with the refinancing of our first lien term loans under our First Lien Credit Agreement (as defined below), as compared to debt modification expenses of $4.3 million that we incurred in September 2020 related to a $185.0 million first lien term loan used to fund our 2020 PDS Acquisitions and 2020 HHH Acquisitions.

Goodwill Impairment

Goodwill impairment was $117.7 million for the fiscal year ended January 1, 2022, compared to $75.7 million for the fiscal year ended January 2, 2021, an increase of $42.0 million. We recorded an impairment in the fourth quarter of fiscal 2021 in four of the reporting units within our PDS segment as a result of the continued impact of COVID-19 on our business. In the second quarter of fiscal year 2020, we recorded a $75.7 million goodwill impairment charge related to our decision to exit the pediatric ABA Therapy business. Please see Critical Accounting Estimates for further discussion of goodwill impairment.

Depreciation and Amortization

Depreciation and amortization was $20.6 million for the fiscal year ended January 1, 2022, compared to $17.0 million for the fiscal year ended January 2, 2021, an increase of $3.5 million, or 20.7%. The $3.5 million increase primarily resulted from incremental depreciation and amortization associated with assets acquired in connection with the 2020 PDS Acquisitions, 2020 HHH Acquisitions and the acquisition of Doctor’s Choice.

Acquisition-related Costs

Acquisition-related costs were $12.8 million for the fiscal year ended January 1, 2022, compared to $9.6 million for the fiscal year ended January 2, 2021. Our overall acquisition-related activity was higher in fiscal year 2021 than in fiscal year 2020 with respect to size and scale of the businesses acquired, including the amount of work necessary to complete such acquisitions. Acquisition-related costs in 2021 were primarily attributable to the 2021 HHH Acquisitions and the Accredited acquisition completed in the fourth quarter of fiscal year 2021. In fiscal year 2020, the Company incurred acquisition-related costs associated with the 2020 PDS Acquisitions and 2020 HHH Acquisitions.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $68.7 million for the fiscal year ended January 1, 2022, compared to $82.6 million for the fiscal year ended January 2, 2021, a decrease of $14.0 million, or 16.9%. Interest expense was impacted in fiscal year 2021 by changes to our debt structure, as discussed below in the Liquidity and Capital Resources section. The primary drivers of the net decrease were the following:

•
a decrease in interest associated with our $407.0 million aggregate repayment of first and second lien term loans in May 2021 with proceeds from our IPO;
•
a decrease in interest resulting from a reduction in the interest rate under our 2021 Extended Term Loan (as defined below) subsequent to the refinancing of the first lien term loans in July 2021; net of
•
incremental interest expense associated with the $415.0 million Second Lien Term Loan (as defined below) issued in December 2021 in connection with the Accredited and Comfort Care acquisitions; and
•
incremental interest expense associated with the $150.0 million Securitization Facility (as defined below) entered into in December 2021.

Loss on Debt Extinguishment

Loss on debt extinguishment was $13.7 million for the fiscal year ended January 1, 2022, compared to a loss of $0.1 million for the fiscal year ended January 2, 2021. Such costs in 2021 were related to capital structure changes we made as a result of our IPO in April, 2021. For example, in May 2021 we used $307 million of proceeds from our IPO to fully repay and extinguish our second lien credit agreement dated as of March 16, 2017 (as amended, the “Prior Second Lien Credit Agreement”). We also used proceeds from our IPO to repay $100.0 million under our First Lien Credit Agreement. In aggregate, these repayments resulted in debt extinguishment charges of $8.9 million recorded in the second quarter of fiscal year 2021. On July 15, 2021 we entered into an Extension Amendment to our First Lien Credit Agreement, thereby converting outstanding balances under our remaining first lien term loans into a single term loan, the 2021 Extended Term Loan, in an aggregate principal amount of $860.0 million. This resulted in a debt extinguishment charge of $4.8 million recorded in the third quarter of fiscal year 2021.

Other Income (Expense)

Other income was $4.9 million for the fiscal year ended January 1, 2022, compared to other income of $34.5 million for the fiscal year ended January 2, 2021, a decrease of $29.6 million. The primary driver of the change was our receipt of a $50.0 million legal settlement in the first quarter of fiscal year 2020. We also realized an $18.1 million increase in valuation gains associated with interest rate derivatives in fiscal year 2021 resulting from the market expectation of an increase in interest rates. Details of other income in fiscal years 2021 and 2020 included the following:

	For the fiscal years ended
(dollars in thousands)	January 1, 2022	January 2, 2021
Valuation gain to state interest rate derivatives at fair value	$13,194	$(4,881)
Net settlements incurred with swap counterparties	(9,571)	(10,457)
Proceeds from legal settlement associated with acquisition-related matters	-	50,000
Other	1,291	(198)
Total other income	$4,914	$34,464

Income Taxes

We incurred income tax expense of $3.5 million for the fiscal year ended January 1, 2022, as compared to income tax expense of $5.3 million for the fiscal year ended January 2, 2021, a net 34.8% increase. This decrease in tax expense was primarily driven by the reversal in the third quarter of 2021 of a pre-acquisition tax position initially recorded through goodwill, along with changes in federal and state valuation allowances and state tax expense.

Fiscal Year 2020 Compared to the Fiscal Year 2019

The information in response to this item is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021.

Non-GAAP Financial Measures

In addition to our results of operations prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which we have discussed above, we also evaluate our financial performance using EBITDA, Adjusted EBITDA, Field contribution and Field contribution margin.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP financial measures and are not intended to replace financial performance measures determined in accordance with U.S. GAAP, such as net income (loss). Rather, we present EBITDA and Adjusted EBITDA as supplemental measures of our performance. We define EBITDA as net income (loss) before interest expense, net; income tax (expense) benefit; and depreciation and amortization. We define Adjusted EBITDA as EBITDA, adjusted for the impact of certain other items that are either non-recurring, infrequent, non-cash, unusual, or items deemed by management to not be indicative of the performance of our core operations, including impairments of goodwill, intangible assets, and other long-lived assets; non-cash, share-based compensation; sponsor fees; loss on extinguishment of debt; fees related to debt modifications; the effect of interest rate derivatives; acquisition-related and integration costs; legal costs and settlements associated with acquisition matters; the discontinuation of our ABA Therapy services; non-acquisition-related legal settlements; and other system transition costs, professional fees and other costs. As non-GAAP financial measures, our computations of EBITDA and Adjusted EBITDA may vary from similarly termed non-GAAP financial measures used by other companies, making comparisons with other companies on the basis of this measure impracticable.

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

We have incurred substantial acquisition-related costs and integration costs in fiscal years 2021, 2020, and 2019. The underlying acquisition activities take place over a defined timeframe, have distinct project timelines and are incremental to activities and costs that arise in the ordinary course of our business. Therefore, we believe it is important to exclude these costs from our Adjusted EBITDA because it provides management a normalized view of our core, ongoing operations after integrating our acquired companies, which is an important measure in assessing our performance.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods indicated:

	For the fiscal years ended
(dollars in thousands)	January 1, 2022	January 2, 2021	December 28, 2019
Net loss	$(117,044)	$(57,050)	$(76,516)
Interest expense, net	68,677	82,638	92,089
Income tax expense	3,468	5,316	1,486
Depreciation and amortization	20,550	17,027	14,317
EBITDA	(24,349)	47,931	31,376
Goodwill, intangible and other long-lived asset impairment	117,812	77,570	1,936
Non-cash stock-based compensation	14,425	3,275	1,948
Sponsor fees (1)	808	3,229	3,230
Loss on extinguishment of debt	13,702	73	4,858
Bank fees related to debt modifications	7,178	4,265	-
Interest rate derivatives (2)	(4,746)	15,338	16,546
Acquisition-related costs and other costs (3)	12,832	12,049	28,482
Integration costs (4)	17,515	8,601	17,200
Legal costs and settlements associated with acquisition matters (5)	1,595	(45,180)	3,783
COVID-related costs, net of reimbursement (6)	18,865	15,815	-
ABA exited operations (7)	-	4,495	1,949
Non-acquisition related legal settlements	-	-	850
Other system transition costs, professional fees and other (8)	8,596	4,954	1,164
Total adjustments (9)	$208,582	$104,484	$81,946
Adjusted EBITDA	$184,233	$152,415	$113,322

1.
Represents annual management fees payable to our sponsors under our Management Agreement as defined in Note 18 – Related Party Transactions to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The Management Agreement terminated in accordance with its terms upon completion of our initial public offering.
2.
Represents income and (expense) associated with interest rate derivatives not included in interest expense, net which were included in other income (expense).
3.
Represents (i) transaction costs incurred in connection with planned, completed, or terminated acquisitions, which include investment banking fees, legal diligence and related documentation costs, and finance and accounting diligence and documentation, as presented on the Company’s consolidated statements of operations, of $12.8 million, $9.6 million, and $22.7 million for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively; and (ii) corporate salary and severance costs in connection with our January 2020 corporate restructuring in response to the 2019 Transaction of $2.5 million and $5.8 million for the fiscal years ended January 2, 2021 and December 28, 2019, respectively; there were no such costs in fiscal year 2021.
4.
Represents (i) costs associated with our Integration Management Office, which focuses solely on our integration efforts, of $3.6 million, $3.4 million, and $3.4 million for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively; and (ii) transitionary costs incurred to integrate acquired companies into our field and corporate operations of $13.9 million, $5.2 million, and $13.8 million for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively. Transitionary costs incurred to integrate acquired companies include IT consulting costs and related integration support costs; salary, severance and retention costs associated with duplicative acquired company personnel until such personnel are exited from the Company; accounting, legal and consulting costs; expenses and impairments related to the closure and consolidation of overlapping markets of acquired companies, including lease termination and relocation costs; costs associated with terminating legacy acquired company contracts and systems; and one-time costs associated with rebranding our acquired companies and locations to the Aveanna brand.

5.
Represents legal and forensic costs, as well as settlements associated with resolving legal matters arising during or as a result of our acquisition-related activities. This includes costs associated with pursuing and resolving certain claims in connection with acquisition-related legal matters, as well as a $50.0 million settlement received pertaining to one such matter in the first quarter of fiscal year 2020. It also includes costs of $1.5 million, $3.0 million and $1.1 million for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively, to comply with the U.S. Department of Justice, Antitrust Division’s grand jury subpoena related to nurse wages and hiring activities in certain of our markets, in connection with the 2019 Transaction.
6.
Represents costs incurred as a result of the COVID-19 environment, primarily including, but not limited to, (i) relief, vaccine, and hero pay provided to our caregivers; staffing and retention related incentives to attract and retain caregivers in the midst of the Omicron surge; and other incremental compensation costs; (ii) sick leave for our caregivers required by OSHA's Emergency Temporary Standard, costs required to comply with federal, state and local vaccination mandates and testing requirements, and worker compensation costs for mandated quarantine time; (iii) incremental PPE costs; (iv) salary, severance and lease termination costs associated with workforce reductions necessitated by COVID-19; and (v) costs of remote workforce enablement, all of which totaled $19.0 million and $20.1 million for the fiscal years ended January 1, 2022 and January 2, 2021, respectively; net of temporary reimbursement rate increases provided by certain state Medicaid and Medicaid Managed Care programs which approximated $0.1 million and $4.3 million for the fiscal years ended January 1, 2022 and January 2, 2021, respectively. There were no such costs for the fiscal year ended December 28, 2019.
7.
Represents the results of operations for the periods indicated related to the ABA Therapy services business that we exited as a result of the COVID-19 environment, as well as one-time costs incurred in connection with exiting the ABA Therapy services business.
8.
Represents (i) costs associated with the implementation of, and transition to, new electronic medical record systems, billing and collection systems, business intelligence systems, duplicative system costs while such transformational projects are in-process, and other system transition costs of $5.6 million, $2.8 million, and $0.1 million for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019 respectively; and (ii) professional fees associated with preparation for Sarbanes-Oxley compliance, advisory fees associated with preparation for and execution of our initial public equity offering, and advisory costs associated with the adoption of new accounting standards, of $4.5 million, $2.6 million and $1.0 million for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively; and (iii) certain other costs or (income) that are either non-cash or non-core to the Company’s ongoing operations of ($1.5) million, ($0.5) million, and $0.1 million for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively.
9.
The table below reflects the increase or decrease, and aggregate impact, to the line items included on our consolidated statements of operations based upon the adjustments used in arriving at Adjusted EBITDA from EBITDA for the periods indicated:

	Impact to Adjusted EBITDA
	For the fiscal years ended
(dollars in thousands)	January 1, 2022	January 2, 2021	December 28, 2019
Revenue	$(153)	$(11,256)	$(20,850)
Cost of revenue, excluding depreciation and amortization	16,948	19,731	15,483
Branch and regional administrative expenses	6,454	12,153	10,483
Corporate expenses	46,345	31,971	30,829
Goodwill impairment	117,702	75,727	-
Acquisition-related costs	12,832	9,564	22,661
Other operating expenses	-	910	1,291
Loss on debt extinguishment	13,702	73	4,858
Other expense (income)	(5,248)	(34,389)	17,191
Total adjustments	$208,582	$104,484	$81,946

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

The following table reconciles operating income to Field contribution and Field contribution margin for the periods indicated:

	For the fiscal years ended
(dollars in thousands)	January 1, 2022	January 2, 2021	December 28, 2019
Operating (loss) income	$(36,111)	$(3,487)	$38,954
Other operating (income) expenses	(337)	910	2,322
Acquisition-related costs	12,832	9,564	22,661
Depreciation and amortization	20,550	17,027	14,317
Goodwill impairment	117,702	75,727	-
Corporate expenses	130,387	113,828	113,235
Field contribution	$245,023	$213,569	$191,489
Revenue	$1,678,618	$1,495,105	$1,384,065
Field contribution margin	14.6%	14.3%	13.8%

Liquidity and Capital Resources

Overview

Our principal sources of cash have historically been from operating activities. Our principal source of liquidity in excess of cash from operating activities has historically been from proceeds from our credit facilities and issuances of common stock. In May, 2021 we raised net proceeds of $477.7 million from our initial public offering, after deducting underwriting discounts and commissions and inclusive of our underwriters’ partial exercise of their overallotment option. We used $407.0 million of these proceeds to repay certain first lien and second lien debt obligations with the balance used for acquisitions in 2021 and general corporate purposes. In November 2021, we entered into the Securitization Facility, which we also use as a source of liquidity for completing acquisitions and for working capital as needed.

Our principal uses of cash and liquidity have historically been for acquisitions, interest and principal payments under our credit facilities, payments under our interest rate swaps, and financing of working capital. Payment of interest and related fees under our credit facilities is the most significant use of our operating cash flow. Our goal is to use cashflow provided by operations as a source of cash to supplement the purchase price for acquisitions.

As permitted by the CARES Act, we deferred payment of $46.8 million of payroll taxes to the Internal Revenue Service (“IRS”) in fiscal year 2020, which increased our net cash provided by operating activities and available cash on hand. Certain companies we acquired in 2020 and 2021 had also deferred payroll taxes of $4.6 million in aggregate in fiscal year 2020. We did not defer any payroll taxes after December 31, 2020. In December 2021, we used cash from operating activities to pay $25.9 million to the IRS, reducing our aggregate deferred payroll tax liabilities to $25.5 million as of January 1, 2022. This remaining balance will be paid to the IRS on or before December 31, 2022.

Certain of our acquired home health and hospice companies received advance payments from CMS in April 2020 pursuant to the CARES Act. Receipt of the advances did not increase our net cash provided by operating activities in 2020 as such amounts reduced the respective purchase prices of those acquired companies. Gross advances received by acquired companies totaled $15.7 million. We began repaying the gross amount of the advances in April 2021, using cash from operating activities, and had repaid an aggregate amount of $12.2 million of such advances as of January 1, 2022. As of January 1, 2022 remaining advances to be repaid totaled $3.5 million, which we expect to repay in full during fiscal year 2022.

We believe that our operating cash flows, available cash on hand and availability under our Securitization Facility and credit facilities will be sufficient to meet our cash requirements for the next twelve months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments and future results of operations. We cannot assure you that cash provided by operating activities or cash and cash equivalents will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.

We evaluate our liquidity based upon our current cash balances, the availability we have under our credit facilities in addition to the net cash provided by or (used in) operating, investing and financing activities. Specifically, we review the activity under the Securitization Facility and Revolving Credit Facility and consider period end balances outstanding under each. Based upon the outstanding borrowings and letters of credit under the securitization and revolving credit facilities, we calculate the availability for borrowings under the Securitization Facility and Revolving Credit Facility. Such amount, in addition to cash on our balance sheet, is what we consider to be our “Total Liquidity.”

The following table provides a calculation of our Total Liquidity for the fiscal years ended January 1, 2022 and January 2, 2021, respectively:

	For the fiscal years ended
(dollars in thousands)	January 1, 2022	January 2, 2021
Securitization rollforward
Beginning securitization balance	$-	$-
Draws	150,000	-
Repayments	(30,000)	-
Ending securitization balance	120,000	-
Calculation of securitization availability
Securitization limit	150,000	-
Less: outstanding securitization balance	120,000	-
End of period securitization availability	30,000	-
Revolving Credit Facility rollforward
Beginning Revolving Credit Facility balance	-	31,500
Draws	-	14,000
Repayments	-	(45,500)
Ending Revolving Credit Facility balance	-	-
Calculation of revolving credit facility availability
Revolving Credit Facility limit	200,000	75,000
Less: outstanding Revolving Credit Facility balance	-	-
Less: outstanding letters of credit	(17,565)	(19,817)
End of period Revolving Credit Facility availability	182,435	55,183
End of period cash balance	30,490	137,345
Total Liquidity, end of period	$242,925	$192,528

Cash Flow Activity

The following table sets forth a summary of our cash flows from operating, investing, and financing activities for the fiscal years presented:

	For the fiscal years ended
(dollars in thousands)	January 1, 2022	January 2, 2021
Net cash (used in) provided by operating activities	$(11,350)	$116,618
Net cash used in investing activities	$(681,831)	$(193,544)
Net cash provided by financing activities	$586,326	$210,944

Operating Activities

The primary sources of our operating cash flow is operating income or operating losses, net of any goodwill impairments that we record as well as any other significant non-cash items such as depreciation, amortization and share-based compensation, less cash paid for interest. The timing of collections of accounts receivable and the payment of accounts payable, other accrued liabilities and accrued payroll can also impact and cause fluctuations in our operating cash flow. Cash provided by operating activities decreased by $128.0 million in fiscal year 2021 compared to fiscal year 2020, primarily due to:

•
growth in operating losses in fiscal year 2021, net of significant non-cash items such as goodwill impairment, depreciation and amortization, and share-based compensation;
•
a decrease in cash paid for interest from $73.1 million in 2020 to $59.0 million in 2021;
•
the comparative usage of cash of $72.7 million from the deferral of social security payroll tax payments, as permitted by the CARES Act which provided $46.8 million of operating cash during fiscal year 2020, and used $25.9 million of cash upon repayment of the first 50% of total amounts deferred in the fourth quarter of 2021;
•
a one-time $50.0 million legal settlement received in fiscal year 2020;

•
the comparative usage of cash of $25.3 million related to the timing of accrued payroll, primarily due to a 53rd week of operations that was accrued at January 2, 2021 and paid in fiscal year 2021, as well as the payment of one-time payroll and related obligations from acquired companies;
•
the comparative usage of cash of $17.4 million related to the timing of collections of accounts receivable attributable in part to growth in our DSO.

Days Sales Outstanding (“DSO”)

DSO provides us with a gauge to measure the timing of cash collections against accounts receivable and related revenue. DSO is derived by dividing our average patient accounts receivable for the fiscal period by our average daily revenue for the fiscal period. The collection cycle for our HHH segment is generally longer than that of our PDS segment, primarily due to longer billing cycles for HHH, which is generally billed in thirty day increments. The following table presents our trailing five quarter DSO for the respective periods:

	January 2, 2021	April 3, 2021	July 3, 2021	October 2, 2021	January 1, 2022
Days Sales Outstanding	38.3	40.2	41.6	43.4	44.9

Investing Activities

Net cash used in investing activities was $681.8 million for the fiscal year ended January 1, 2022, as compared to $193.5 million for the fiscal year ended January 2, 2021. The $488.3 million increase in cash used in the fiscal year ended January 1, 2022 was primarily related an increase in cash used for acquisitions in 2021. Cash paid for acquisitions of businesses, net of cash acquired, was $666.9 million in 2021 as compared to $178.3 million in 2020.

Financing Activities

Net cash provided by financing activities increased by $375.4 million, from $210.9 million for the fiscal year ended January 2, 2021 to $586.3 million for the fiscal year ended January 1, 2022. The $586.3 million net cash provided in fiscal year 2021 was primarily related to the following items:

•
$477.7 million in net proceeds from the IPO;
•
$120.0 million in net proceeds from our Securitization Facility;
•
$42.4 million in net proceeds from the issuance and repayment of certain term loans and notes payable in 2021; net of
•
payment of $15.2 million of debt issuance costs; and
•
the return of $31.9 million of government stimulus funds, net of $2.5 million of funds received.

The $210.9 million net cash provided in fiscal year 2020 was primarily related to the following items:

•
$169.0 million in net proceeds from the issuance and repayment of term loans and notes payable in 2020;
•
$50.0 million of proceeds from the issuance of shares of common stock to our sponsors, Bain Capital L.P. and J.H. Whitney Capital Partners;
•
$29.4 million in proceeds from government stimulus funds; net of
•
$31.5 million of net payments under the Revolving Credit Facility.

Purchases of Property and Equipment (capital expenditures)

We manage our capital expenditures based upon a percentage of revenue. Our capital expenditures expressed as a percentage of revenue were as follows for the fiscal years presented:

•
$16.0 million, or 1.0% of revenue for the fiscal year ended January 1, 2022; and
•
$15.2 million, or 1.0% of revenue for the fiscal year ended January 2, 2021.

We typically plan for capital expenditures equal to 1.0% as a percentage of revenue, and capital expenditures for fiscal years 2021 and 2020 were consistent with this target.

Indebtedness

We typically incur term loan indebtedness to finance our acquisitions, and we borrow under our Securitization Facility and Revolving Credit Facility from time to time for working capital purposes, as well as to finance acquisitions, as needed. The following table presents our current and long-term obligations under our credit facilities as of January 1, 2022 and January 2, 2021, as well as related interest expense for fiscal years 2021 and 2020, respectively:

	Current and Long-term			Interest Expense
(dollars in thousands)	Obligations			For the fiscal years ended
Instrument	January 1, 2022	January 2, 2021	Interest Rate	January 1, 2022	January 2, 2021
Initial First Lien Term Loan (1)	$-	$563,061	L + 4.25%	$15,911	$31,636
First Lien First Amendment Term Loan (1)	-	217,133	L + 5.50%	7,599	15,012
First Lien Fourth Amendment Term Loan (1)	-	184,538	L + 6.25%	5,749	3,837
Second Lien Term Loan (1)	-	240,000	L + 8.00%	7,252	22,672
Incremental Second Lien Term Loan (1)	-	-	L + 8.00%	285	-
2021 Extended Term Loan (2)	857,850	-	L + 3.75%	17,259	-
Delayed Draw Term Loans (2) (3)	-	-	L + 3.75%	2,125	-
Term Loan - Second Lien Term Loan (2)	415,000	-	L + 7.00%	1,903	-
Revolving Credit Facility (2)	-	-	L + 3.75%	-	779
Securitization Facility (4)	120,000	-	BSBY + 2.00%	271	-
Amortization of debt issuance costs	-	-		8,698	7,534
Other	-	-		1,878	1,513
Total Indebtedness	$1,392,850	$1,204,732		$68,930	$82,983
Weighted Average Interest Rate (5)	5.0%	6.5%

1.
Variable rate debt instruments which accrue interest at a rate equal to the LIBOR rate (subject to a minimum of 1.00%), plus an applicable margin.
2.
Variable rate debt instruments which accrue interest at a rate equal to the LIBOR rate (subject to a minimum of 0.50%), plus an applicable margin.
3.
No amounts were outstanding on the Delayed Draw Term Loan ("DDTL") at January 1, 2022, however, the Company incurred commitment fees of $2.1 million in fiscal year 2021 in order to maintain the availability of the DDTL.
4.
Variable rate debt instrument that accrues interest at a rate equal to the Bloomberg Short-term Bank Yield Index (“BSBY”) plus an applicable margin.
5.
Represents the weighted average annualized interest rate based upon the outstanding balances at January 1, 2022 and January 2, 2021, respectively, and the applicate interest rates at that date.

We were in compliance with all financial covenants and restrictions related to existing credit facilities at January 1, 2022 and January 2, 2021.

On March 11, 2021, we amended our senior secured revolving credit facility under the First Lien Credit Agreement (the “Revolving Credit Facility”) to increase the maximum availability to $200.0 million, subject to the occurrence of an initial public offering prior to December 31, 2021, which was completed on May 3, 2021. The amendment also extended the maturity date to April 29, 2026 upon completion of the IPO and subject to the completion of the refinancing of our terms loans, which occurred with the Extension Amendment.

On May 3, 2021, we completed our initial public offering, and with a portion of the proceeds received, paid an aggregate principal amount of $307.0 million to repay in full all outstanding obligations under the Prior Second Lien Credit Agreement, including the incremental amount borrowed in connection with financing the acquisition of Doctor’s Choice, thereby terminating the Prior Second Lien Credit Agreement. In addition, on May 4, 2021, we repaid $100.0 million in principal amount of our outstanding indebtedness under our First Lien Credit Agreement.

On May 4, 2021, following completion of the initial public offering and satisfaction of the other applicable conditions precedent, the maximum availability of our Revolving Credit Facility increased from $75.0 million to $200.0 million. In connection with this increase in capacity, we incurred debt issuance costs of $1.6 million, which we capitalized and included in other long-term assets.

On July 15, 2021 we entered into an Extension Amendment (the “Extension Amendment”) to our First Lien Credit Agreement, originally dated as of March 16, 2017, with Barclays Bank, as administrative agent, the collateral agent, a letter of credit issuer, and swingline lender, and the lenders and other agents party thereto from time to time (as amended to date, the “First Lien Credit Agreement”). The Extension Amendment converted outstanding balances under all remaining first lien term loans into a single term loan in an aggregate principal amount of $860.0 million (the “2021 Extended Term Loan”), and extended the maturity date to July 2028. The Extension Amendment also provided for a delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) in an aggregate principal amount of $200.0 million, which permits us to incur senior secured first lien term loans (the “Delayed Draw Term Loans”) from time to time until July 15, 2023, in each case subject to certain terms and conditions. The Delayed Draw Term Loan Facility was undrawn as of January 1, 2022, and any future draws thereunder would also mature in July 2028.

For the 2021 Extended Term Loan and the Delayed Draw Term Loans, we can elect, at our option, the applicable interest rate for borrowings using a variable interest rate based on either LIBOR (subject to a minimum of 0.50%), prime or federal funds rate (“Annual Base Rate” or “ABR”) (subject to a minimum of 2.00%) for the interest period relevant to such borrowing, plus an applicable margin of 3.75% for loans accruing interest based on LIBOR and an applicable margin of 2.75% for loans accruing interest based on ABR, which are subject to certain adjustments as set forth in the First Lien Credit Agreement. The $857.9 million principal amount of the 2021 Extended Term Loan currently accrues interest at a rate equal to 4.25%. Undrawn portions of the Delayed Draw Term Loan Facility incur a commitment fee of 50% of the LIBOR margin of 3.75% beginning 45 days after the amendment date, and the full LIBOR margin beginning 90 days after the amendment date.

On July 15, 2021, we also amended our interest rate swap agreements to extend the expiration dates to June 30, 2026 and reduce the fixed rate paid under the swaps. As amended, our swap rate decreased to 2.08% from 3.107%, with a reduction in the LIBOR floor under the swaps from 1.00% to 0.50%. The notional amount under the interest rate swaps remains at $520.0 million. We also entered into a three-year, $340.0 million notional interest rate cap agreement with a cap rate of 1.75%. in July, 2021, which we sold in November 2021.

On August 9, 2021, we entered into the Seventh Amendment to the First Lien Credit Agreement to reduce the interest rates applicable to loans under the Revolving Credit Facility. As amended, such revolving loans bear interest, at our election, at a variable interest rate based on either LIBOR (subject to a minimum of 0.50%) or ABR (subject to a minimum of 2.00%) for the interest period relevant to such borrowing, plus an applicable margin of 3.75% for loans accruing interest based on LIBOR and an applicable margin of 2.75% for loans accruing interest based on ABR.

On November 12, 2021, we entered into a three-year Securitization Facility (the "Securitization Facility") which increases the Company’s borrowing capacity by collateralizing a portion of our patient accounts receivable at favorable interest rates relative to our 2021 Extended Term Loan. The maximum amount available under the Securitization Facility is $150.0 million, subject to maintenance of certain borrowing base requirements. Borrowings under this facility carry variable interest rates tied to BSBY plus an applicable margin. Please see Note 8 – Securitization Facility, to the audited Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion related to the Securitization Facility.

On December 10, 2021, we entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement” and together with the First Lien Credit Agreement, the “Senior Secured Credit Facilities”) with a syndicate of lending institutions and Barclays Bank, as administrative agent and collateral agent, which provides for a second lien term loan (the “Second Lien Term Loan”) in an aggregate principal amount of $415.0 million, which matures on December 10, 2029. The Second Lien Term Loan bears interest at a rate per annum equal to, at our option, either (1) an applicable margin (equal to 6.00%) plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the Prime Rate and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; or an applicable margin (equal to 7.00%) plus LIBOR determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs; provided that such rate is not lower than a floor of 0.50%. As of January 1, 2022, the $415.0 million principal amount of the Second Lien Term Loan accrued interest at a rate of 7.50%.

On February 9, 2022 we entered into a five-year, $880.0 million notional interest rate cap agreement with a cap rate of 3.0%. The cap agreement provides that the counterparty will pay us the amount by which LIBOR exceeds 3.0% in a given measurement period and expires in February 2027.

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

Critical Accounting Estimates

In preparing our consolidated financial statements in conformity with U.S. GAAP, we must use estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures and the reported amounts of revenue and expenses. In general, our estimates are based on historical experience and various other assumptions we believe are reasonable under the circumstances. We evaluate our estimates on an ongoing basis and make changes to the estimates and related disclosures as experience develops or new information becomes known. Actual results could differ from those estimates. We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Patient Services and Product Revenue

Because our services have no fixed duration and can be terminated by the patient or the facility at any time, we consider each treatment as a stand-alone contract for revenue recognition purposes. Additionally, as services ordered by a healthcare provider in an episode of care cannot be separately identified, we combine all services provided into a single performance obligation for each contract. We recognize patient revenue in the reporting period in which we perform the service, and we recognize product revenue on the date required shipping commitments have been completed. We have minimal unsatisfied performance obligations at the end of the reporting period as our patients typically are under no obligation to remain under our care.

All revenue is recognized based on established billing rates reduced by contractual adjustments and discounts provided to third-party payers and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. Our revenue cycle management systems calculate contractual adjustments and discounts on a patient-by-patient or product-by-product basis based on the rates in effect for each primary third-party payer. Due to complexities involved in determining amounts ultimately due under reimbursement arrangements with third-party payers, which are often subject to interpretation and review, we may receive reimbursement for healthcare services authorized and provided that is different from our estimates. In addition, due to changes in general economic conditions, patient accounting service center operations, or payer mix, historical collection experience may not accurately reflect current period collections.

We continually review the contractual and implicit concession estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms that result from contract renegotiations and renewals. In addition, laws and regulations governing the Medicaid, Medicaid MCO and Medicare programs are complex and subject to interpretation. If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.

Business Combinations

We account for acquisitions of entities that qualify as business combinations under the acquisition method of accounting in accordance with ASC 805, Business Combinations. In determining whether an acquisition should be accounted for as a business combination or asset acquisition, we first determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this is the case, the single identifiable asset or the group of similar assets is not deemed to be a business and is instead deemed to be an asset. Under the acquisition method of accounting, the total consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.

In determining the fair value of assets acquired and liabilities assumed in a business combination, we primarily use an income approach to estimate the value of tradenames acquired and a cost approach to estimate the value of licenses acquired. The income approach utilizes projected operating results and cash flows and includes significant assumptions such as base revenue, revenue growth rate, projected EBITDA margin, discount rates, rates of increase in operating expenses, and the future effective income tax rates. The cost approach utilizes projected cash outflows and includes significant assumptions such as projected facility costs, projected administrative costs and estimates of the time and effort to acquire a license. The valuations of our significant acquired companies have been performed by a third-party valuation specialist under our management’s supervision. We believe that the estimated fair value assigned to the assets acquired and liabilities assumed is based on reasonable assumptions and estimates that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates. Future changes in our assumptions or the interrelationship of those assumptions may result in purchase price allocations that are different than those recorded in recent years.

Acquisitions related costs are not considered part of the consideration paid and are expensed as operating expenses as incurred. Contingent consideration, if any, is measured at fair value initially on the acquisition date as well as subsequently at the end of each reporting period until the contingency is resolved and settlement occurs. Subsequent adjustments to contingent considerations are recorded in our consolidated statements of operations. We include the results of operations of the businesses acquired as of the beginning of the acquisition dates.

Goodwill

We perform an impairment test for goodwill and indefinite-lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. We perform our annual goodwill impairment test on the first day of the fourth quarter of each fiscal year for each of our reporting units. Tests are performed more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The impairment test is a single-step process. The process requires us to estimate and compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, the goodwill is not considered impaired. To the extent a reporting unit’s carrying amount exceeds its fair value, the reporting unit’s goodwill is deemed impaired, and an impairment charge is recognized based on the excess of a reporting unit’s carrying amount over its fair value. The fair value of the reporting units is measured using Level 3 inputs such as operating cash flows and market data.

A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within our operating segments have similar economic characteristics, we aggregate the components of our operating segments into one reporting unit. Since quoted market prices for our reporting units are not available, we apply judgment in determining the fair value of these reporting units for purposes of performing the goodwill impairment test. For both interim and annual goodwill impairment tests, we engage a third-party valuation firm to assist management in calculating a reporting unit’s fair value, which is derived using a combination of both income and market approaches. The income approach utilizes projected operating results and cash flows and includes significant assumptions such as revenue growth rates, projected EBITDA margins, and discount rates. The market approach compares reporting units’ earnings and revenue multiples to those of comparable companies. Estimates of fair value may differ from actual results due to, among other things, economic conditions, changes to business models or changes in operating performance. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of all reporting units. Significant differences between these estimates and actual future performance could result in impairment in future fiscal years.

We performed our annual goodwill impairment test during the fourth quarter of fiscal year 2021. The continuing impact of COVID-19 on our business has pressured our clinical workforce and caregiver availability in our core PDS businesses, thereby constraining PDS volume growth. As a result, we determined that the carrying value of four reporting units within our PDS segment exceeded their fair value and we recorded a goodwill impairment charge of $117.7 million during the fourth quarter of fiscal year 2021. The continuing COVID-19 environment has not impacted our other reporting units to the same extent, and the fair value of our other reporting units significantly exceeded their carrying value.

As a result of the onset of COVID-19 in 2020, during the second quarter of fiscal year 2020 we made the decision to exit our pediatric ABA Therapy business, which we completed as of the end of the third quarter of fiscal year 2020. Annual ABA Therapy revenues in 2019 approximated $16.4 million. In connection with these activities, we evaluated our Therapy reporting unit for goodwill impairment and recorded an impairment charge of $75.7 million during our second quarter of fiscal year 2020. During our annual goodwill impairment tests for fiscal year 2019, we did not identify any reporting units in which the related carrying value exceeded the estimated fair value.

We can provide no assurance that our goodwill will not become subject to impairment in any future period.

Insurance Reserves

As is typical in the healthcare industry, we are subject to claims that our services have resulted in patient injury or other adverse effects.

The Company maintains primary commercial insurance coverage on a claim basis for professional malpractice claims with a $1.0 million per claim deductible and $5.5 million per claim and annual aggregate limits as of October 1, 2021. The Company maintains excess insurance coverage for professional malpractice claims. In addition, the Company maintains workers’ compensation insurance with a $0.5 million per claim deductible and statutory limits. Our insurance reserves include estimates of the ultimate costs, in the event we are unable to receive funds from claims made under commercial insurance policies, for claims that have been reported but not paid and claims that have been incurred but not reported at the balance sheet dates. Although substantially all reported claims are paid directly by our commercial insurance carriers less any applicable deductibles and/or self-insured retentions), we are ultimately responsible for payment of these claims in the event our insurance carriers become insolvent or otherwise do not honor the contractual obligations under the malpractice policies. We are required under U.S. GAAP to recognize these estimated liabilities in our consolidated financial statements on a gross basis, with a corresponding receivable from the insurance carriers reflecting the contractual indemnity provided by the carriers under the related malpractice policies.

Our insurance reserves require management to make assumptions and apply judgment to estimate the ultimate cost of reported claims and claims incurred but not reported as of the balance sheet date. Our reserves and provisions for professional liability, general liability, and workers’ compensation risks are based largely upon semi-annual actuarial calculations prepared by third-party actuaries. Periodically, we review our assumptions and the valuations provided by third-party actuaries to determine the adequacy of our insurance reserves. The following are certain of the key assumptions and other factors that significantly influence our estimate of insurance reserves:

•
historical claims experience;
•
trending of loss development factors;
•
trends in the frequency and severity of claims;
•
coverage limits of third-party insurance;
•
statistical confidence levels;
•
medical cost inflation; and
•
payroll dollars.

The time period to resolve claims can vary depending upon the jurisdiction, the nature, and the form of resolution of the claims. The estimation of the timing of payments beyond a year can vary significantly. In addition, if current and future claims differ from historical trends, our estimated reserves for insured claims may be significantly affected. Our insurance reserves are not discounted.

We believe our insurance reserves are adequate to cover projected costs for claims that have been reported but not paid and for claims that have been incurred but not reported. Due to the considerable variability that is inherent in such estimates, there can be no assurance that the ultimate liability will not exceed management’s estimates. If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risk related to changes in interest rates under our variable rate debt instruments, which are primarily indexed to LIBOR and have a LIBOR floor of 50 basis points. The LIBOR interest rate as of January 1, 2022 was approximately 0.10%. Our outstanding variable rate indebtedness at January 1, 2022 was $1,393 million. We also have interest rate swap agreements in place with an aggregate notional amount of $520 million that effectively convert $520 million of our variable rate debt to a fixed rate to manage this risk. The notional amounts of such swap agreements represent balances used to calculate the exchange of cash flows and are not our assets or liabilities. We do not enter into such arrangements for trading purposes.

Based on our outstanding indebtedness and the effect of our interest rate swap agreements at January 1, 2022, a 100 basis point increase in interest rates rate change would cause interest expense to increase by approximately $5.7 million annually. We believe there is at least a reasonable possibility that interest rates will increase in fiscal year 2022 and that we will incur some of, all of, or more than the above $5.7 million in incremental interest expense in fiscal year 2022 as compared to fiscal year 2021.

In 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. However, in March 2021, the Ice Benchmark Administration announced that it will continue to publish the U.S. overnight, one-month, three-month, six-month and 12-month LIBOR through at least June 30, 2023. In July 2021, the Alternative Reference Rates Committee formally recommended the use of the CME's Group's forward-looking SOFR as a replacement to LIBOR. The credit agreements governing our variable rate indebtedness were entered into or amended and restated in fiscal year 2021. Such credit agreements currently include mechanisms pursuant to which the underlying interest rates will be determined according to an alternative index that replaces LIBOR. Because there is still great uncertainty in the market with respect to the elimination of LIBOR and the potential transition to a replacement rate, the impact of such changes on our future debt repayment obligations, results of operations and financial condition remains uncertain.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aveanna Healthcare Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aveanna Healthcare Holdings Inc. and subsidiaries (the Company) as of January 1, 2022 and January 2, 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 1, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosure to which it relates.

Revenue Recognition
Description of the Matter

For the year ended January 1, 2022, the Company’s revenues were $1.679 billion. As discussed in Note 3 to the consolidated financial statements, the Company determines the transaction price based on established billing rates reduced by estimates for contractual adjustments and discounts provided to third-party payors and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience.

Auditing management’s revenue recognition and its estimates of contractual adjustments, discounts and implicit price concessions was extensive due to the significant data inputs utilized in estimating the related amounts and as it required certain judgments regarding underlying assumptions. The Company’s methodology utilizes analyses of historical cash collection experience over a trailing period as well as an assessment of various factors including reimbursement programs, updated regulations, contract negotiations with payors and changes in market conditions, among other factors.

How We Addressed the Matter in Our Audit

To test the revenue recognized and its estimates of contractual adjustments, discounts and implicit price concessions, we performed audit procedures that included, among others, testing on a sample basis the completeness and accuracy of the underlying inputs used by the Company in its estimates, performing data analytics to test the completeness and accuracy of the recorded revenue, and tracing a sample of cash receipts to supporting journal entries and contracts. For example, we agreed the service period, revenue amount, and date and amount of cash receipt to third-party evidence for transactions selected. Our testing also included recalculating, on a sample basis, and testing the accuracy of management’s calculation of revenue and its estimates of contractual adjustments, discounts and implicit price concessions. We assessed the accuracy of the recorded revenue and management’s estimates of contractual adjustments, discounts and implicit price concessions based on the Company’s analyses of cash collection experience and various risk analytics to support the reasonableness of the underlying assumptions considered by management.

Goodwill Impairment
Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company performs its annual goodwill impairment test on the first day of the fourth quarter of each fiscal year or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test compares the fair value of the reporting unit (calculated using a combination of discounted cash flows as well as a market approach that compares a reporting unit’s earnings and revenue multiples to those of comparable companies) to its carrying value. During the annual goodwill impairment test performed during the fourth quarter of fiscal year 2021, the Company concluded that the carrying value of four reporting units within the Private Duty Services (PDS) segment exceeded their fair value.

As a result, the Company determined its goodwill associated with these reporting units was partially impaired and recorded a goodwill impairment charge of $117.7 million. Auditing management’s goodwill impairment test for the impaired reporting units was complex and judgmental due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimates were sensitive to significant assumptions, such as revenue growth rates, projected earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins and discount rate, among others, which are affected by expectations about economic conditions, changes to business models or changes in operating performance.

How We Addressed the Matter in Our Audit

To test the estimated fair value of the impaired reporting units, we performed audit procedures that included, among others, assessing valuation methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We involved our valuation specialists in reviewing the valuation methodology, discount rate, and assessing the market multiples by comparison to the selected publicly traded companies. We also tested the underlying data used by the Company in its analysis for completeness and accuracy. We assessed the reasonableness of the Company’s revenue growth rates and projected EBITDA margins, by comparing those assumptions to recent historical performance and current economic and industry trends. We recalculated the reporting unit’s fair value based on management’s significant assumptions and tested the allocation of assets and liabilities used to calculate the carrying value of the reporting unit.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Atlanta, GA

March 28, 2022

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
	As of
	January 1, 2022	January 2, 2021

ASSETS
Current assets:
Cash and cash equivalents	$30,490	$137,345
Patient accounts receivable	218,917	172,887
Receivables under insured programs	6,373	7,992
Prepaid expenses	14,233	11,080
Other current assets	9,202	11,340
Total current assets	279,215	340,644
Property and equipment, net	31,374	32,650
Operating lease right of use assets	51,992	46,217
Goodwill	1,835,580	1,316,385
Intangible assets, net	102,851	73,572
Receivables under insured programs	25,530	23,990
Deferred income taxes	-	2,931
Other long-term assets	7,829	7,627
Total assets	$2,334,371	$1,844,016

LIABILITIES, DEFERRED RESTRICTED STOCK UNITS, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$52,624	$56,668
Accrued payroll and employee benefits	54,565	56,834
Current portion of insurance reserves - insured programs	6,373	7,992
Current portion of insurance reserves	13,466	12,294
Securitization obligations	120,000	-
Current portion of long-term obligations	8,600	9,910
Current portion of operating lease liabilities	13,534	11,884
Current portion of deferred payroll taxes	25,523	24,824
Government stimulus liabilities	-	29,444
Other current liabilities	50,146	50,563
Total current liabilities	344,831	260,413
Revolving credit facility	-	-
Long-term obligations, less current portion	1,226,517	1,163,490
Long-term insurance reserves - insured programs	25,530	23,990
Long-term insurance reserves	35,122	30,336
Operating lease liabilities, less current portion	44,682	40,246
Deferred payroll taxes, less current portion	-	24,824
Deferred income taxes	3,046	2,591
Other long-term liabilities	16,692	30,957
Total liabilities	1,696,420	1,576,847
Commitments and contingencies (Note 15)
Deferred restricted stock units	2,135	2,135
Stockholders’ equity:
Preferred stock, $0.01 par value as of January 1, 2022 and no par value as of January 2, 2021,
5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value, 1,000,000,000 shares authorized;
184,732,268 and 141,928,184 issued and outstanding, respectively	1,847	1,419
Additional paid-in capital	1,208,645	721,247
Accumulated deficit	(574,676)	(457,632)
Total stockholders’ equity	635,816	265,034
Total liabilities, deferred restricted stock units, and stockholders’ equity	$2,334,371	$1,844,016

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the fiscal years ended
	January 1, 2022	January 2, 2021	December 28, 2019
Revenue	$1,678,618	$1,495,105	$1,384,065
Cost of revenue, excluding depreciation and amortization	1,136,214	1,040,590	964,814
Branch and regional administrative expenses	297,381	240,946	227,762
Corporate expenses	130,387	113,828	113,235
Goodwill impairment	117,702	75,727	-
Depreciation and amortization	20,550	17,027	14,317
Acquisition-related costs	12,832	9,564	22,661
Other operating (income) expenses	(337)	910	2,322
Operating (loss) income	(36,111)	(3,487)	38,954
Interest income	253	345	207
Interest expense	(68,930)	(82,983)	(92,296)
Loss on debt extinguishment	(13,702)	(73)	(4,858)
Other income (expense)	4,914	34,464	(17,037)
Loss before income taxes	(113,576)	(51,734)	(75,030)
Income tax expense	(3,468)	(5,316)	(1,486)
Net loss	$(117,044)	$(57,050)	$(76,516)
Net loss per share:
Net loss per share, basic and diluted	$(0.69)	$(0.40)	$(0.56)
Weighted average shares of common stock outstanding, basic and diluted	170,625	140,972	136,906

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 29, 2018	136,803,189	$1,368	$667,458	$(323,833)	$344,993
Effect of adoption of ASC 842	-	-	-	(233)	(233)
Non-cash compensation	-	-	1,948	-	1,948
Net loss	-	-	-	(76,516)	(76,516)
Balance, December 28, 2019	136,803,189	1,368	669,406	(400,582)	270,192
Issuance of common stock	5,124,995	51	49,949	-	50,000
Non-cash compensation	-	-	1,892	-	1,892
Net loss	-	-	-	(57,050)	(57,050)
Balance, January 2, 2021	141,928,184	1,419	721,247	(457,632)	265,034
Issuance of common stock, net of underwriters’ discounts and commissions	42,236,000	422	469,686	-	470,108
Employee stock purchase plan	369,320	4	3,185	-	3,189
Stock option exercise	198,764	2	968	-	970
Non-cash compensation	-	-	13,559	-	13,559
Net loss	-	-	-	(117,044)	(117,044)
Balance, January 1, 2022	184,732,268	$1,847	$1,208,645	$(574,676)	$635,816

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the fiscal years ended
	January 1, 2022	January 2, 2021	December 28, 2019
Cash Flows From Operating Activities:
Net loss	$(117,044)	$(57,050)	$(76,516)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	20,550	17,027	14,317
Amortization of deferred debt issuance costs	8,698	7,534	6,724
Amortization and impairment of operating lease right of use assets	14,839	13,197	12,696
Non-cash share-based compensation	14,425	3,275	1,948
Goodwill impairment	117,702	75,727	-
Loss on disposal of licenses, property and equipment	110	1,843	1,936
Fair value adjustments on interest rate derivatives	(14,317)	4,881	12,151
Loss on disposal of business	-	-	1,031
Loss on debt extinguishment	13,702	73	4,858
Deferred income taxes	1,313	(6,425)	(919)
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(8,808)	8,563	3,337
Prepaid expenses	6,829	3,261	2,088
Other current and long-term assets	4,475	(4,280)	4,278
Accounts payable and other accrued liabilities	(11,698)	(6,811)	19,292
Accrued payroll and employee benefits	(14,026)	11,291	488
Insurance reserves	2,112	4,499	8,026
Contingent consideration	-	-	(4,400)
Operating lease liabilities	(15,687)	(13,548)	(13,164)
Deferred payroll taxes	(25,876)	46,805	-
Other current and long-term liabilities	(8,649)	6,756	(6,885)
Net cash (used in) provided by operating activities	(11,350)	116,618	(8,714)
Cash Flows From Investing Activities:
Acquisitions of businesses, net of cash acquired	(666,915)	(178,307)	(957)
Disposal of business	-	-	(230)
Payment for interest rate cap	(853)	-	-
Proceeds from sale of interest rate cap	1,887	-	-
Purchases of property and equipment	(15,950)	(15,237)	(16,637)
Net cash used in investing activities	(681,831)	(193,544)	(17,824)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	477,688	50,000	-
Proceeds from exercise of options	970	-	-
Proceeds from employee stock purchase plan	2,323	-	-
Proceeds from securitization obligation	150,000	-	-
Repayment of securitization obligation	(30,000)	-	-
Proceeds from revolving credit facility	-	14,000	50,000
Repayments on revolving credit facility	-	(45,500)	(18,500)
Proceeds from issuance of term loans, net of debt issuance costs	1,324,531	180,651	50,000
Principal payments on term loans	(1,273,883)	(8,522)	(8,970)
Principal payments on notes payable	(8,262)	(3,175)	(3,595)
Proceeds from issuance of bond obligations	-	-	560,000
Redemption of bond obligations	-	-	(560,000)
Proceeds from government stimulus funds	2,455	29,444	-
Repayment of government stimulus funds	(31,899)	-	-
Principal payments of financing lease obligations	(795)	(764)	-
Payment of offering costs	(5,473)	(2,107)	-
Payment of debt issuance costs	(15,231)	(3,083)	(1,471)
Settlements with derivative counterparties	(4,192)	-	-
Payment of acquisition-related contingent consideration	(1,906)	-	(45,600)
Net cash provided by financing activities	586,326	210,944	21,864
Net (decrease) increase in cash and cash equivalents	(106,855)	134,018	(4,674)
Cash and cash equivalents at beginning of period	137,345	3,327	8,001
Cash and cash equivalents at end of period	$30,490	$137,345	$3,327
The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Amounts in thousands)

	For the fiscal years ended
	January 1, 2022	January 2, 2021	December 28, 2019
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$58,959	$73,051	$92,809
Acquisition of property and equipment on accrual	$1,637	$1,438	$7,301
Acquisition of property and equipment under financing lease obligations	$-	$-	$2,806
Offering costs included in accounts payable and other accrued liabilities	$-	$819	$-
Cash paid for income taxes, net of refunds received	$5,279	$2,171	$1,550

The accompanying notes are an integral part of these consolidated financial statements.

1. DESCRIPTION OF BUSINESS

Aveanna Healthcare Holdings Inc. (together with its consolidated subsidiaries, referred to herein as the “Company”) is headquartered in Atlanta, Georgia and has locations in 33 states with concentrations in Texas, Pennsylvania, and California, providing a broad range of pediatric and adult healthcare services, including nursing, hospice, rehabilitation services, occupational nursing in schools, therapy services, day treatment centers for medically fragile and chronically ill children and adults, as well as delivery of enteral nutrition and other products to patients. The Company also provides case management services in order to assist families and patients by coordinating the provision of services between insurers or other payers, physicians, hospitals, and other healthcare providers. In addition, the Company provides respite healthcare services, which are temporary care provider services provided in relief of the patient’s normal caregiver. The Company’s services are designed to provide a high quality, lower cost alternative to prolonged hospitalization.

Initial Public Offering

On May 3, 2021, the Company completed the initial public offering (“IPO”) of its common stock pursuant to a Registration Statement on Form S-1 (File No. 333-254981), which was declared effective by the SEC on April 28, 2021. The Company issued and sold an aggregate of 42,236,000 shares of common stock, including 4,000,000 shares of common stock purchased by the underwriters on May 25, 2021 pursuant to the underwriters’ option to purchase additional shares at the initial public offering price, less underwriting discounts and commissions. The Company received net proceeds from the IPO of $477.7 million. On May 3, 2021, the Company used $307.0 million of proceeds to repay in full all outstanding obligations under the second lien credit agreement dated as of March 16, 2017 (as amended, the “Prior Second Lien Credit Agreement”), thereby terminating the Prior Second Lien Credit Agreement. In addition, on May 4, 2021, the Company used $100.0 million of proceeds to repay an equal amount of principal outstanding under its First Lien Credit Agreement (as defined in Note 7 – Long-term Obligations). The remaining proceeds have been used for offering costs and general corporate purposes, including acquisitions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Aveanna Healthcare Holdings Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements, and business combinations accounted for as purchases have been included in the accompanying consolidated financial statements from their respective dates of acquisition.

Basis of Presentation

The Company's fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52 or 53-week fiscal year. The accompanying consolidated balance sheets reflect the accounts of the Company as of January 1, 2022 and January 2, 2021. For the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, the accompanying consolidated statements of operations, stockholders' equity and cash flows reflect the accounts of the Company from January 3, 2021 through January 1, 2022, December 29, 2019 through January 2, 2021, and December 30, 2018 through December 28, 2019, respectively. The fiscal years ended January 1, 2022 and December 28, 2019 include 52 weeks and the fiscal year ended January 2, 2021 includes 53 weeks.

Use of Estimates

The Company’s accounting and reporting policies conform with U.S. GAAP. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that impact the amounts reported in these consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no restricted cash balance at January 1, 2022 or January 2, 2021.

Patient Accounts Receivable

The Company receives payments for services rendered from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, and patients. Revenue and receivables from government agencies are significant to the Company's operations, but management does not believe there are significant credit risks associated with these government agencies. The Company writes off patient accounts receivables on a periodic basis once we have exhausted our collection efforts and deem an account to be uncollectible. Management does not believe there are any other significant concentrations of revenue from any particular payer that would subject the Company to any significant credit risks in the collection of accounts receivable. Changes in general economic conditions, patient accounting service center operations, payer mix, or federal or state governmental health care coverage could affect collection of patient accounts receivable, cash flows and results of operations.

Long-Lived Assets

The carrying value of long-lived assets, including amortizable, identifiable intangible assets, and asset groups are evaluated whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant decrease in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used or a significant deterioration in its physical condition, and operating or cash flow performance that demonstrates continuing losses associated with an asset or asset group. A potential impairment has occurred if the projected future undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group are less than the carrying value of the asset or asset group. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of the asset in operation. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment charge is recorded equal to the excess of the asset or asset group’s carrying value over its fair value.

Fair value is measured based on a projected discounted cash flow model using a discount rate that the Company believes is commensurate with the risk inherent in its business. Any impairment charge would be recognized within operating expenses as other operating expense in the fiscal year incurred. See Note 5 – Goodwill and Intangible Assets, Net for impairment recorded related to licenses.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization and are depreciated on a straight-line basis over the estimated useful lives of the assets. Additions and improvements are capitalized. Maintenance and repair expenses are charged to expense as incurred. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recognized in other income (expense) on the consolidated statements of operations.

The Company generally provides for depreciation over the following estimated useful lives:

Years
Furniture and fixtures	3 - 10
Computer hardware and software	3 - 5
Home care equipment	1 - 5
Leasehold improvements	Lesser of lease life or expected useful life

The following table summarizes the balances related to property and equipment, net as of January 1, 2022 and January 2, 2021 (amounts in thousands):

	As of
	January 1, 2022	January 2, 2021
Furniture and fixtures	$13,264	$10,769
Computer hardware and software	30,801	24,483
Home care equipment	12,522	9,809
Leasehold improvements	19,425	16,417
Construction in progress	1,480	669
Financing lease obligations	861	1,796
	78,353	63,943
Less accumulated depreciation	(46,979)	(31,293)
Total	$31,374	$32,650

Depreciation expense for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019 was $15.3 million, $13.0 million, and $10.1 million, respectively.

Leases

The Company leases office space and certain equipment, which are accounted for as operating leases. The Company’s current leases have expiration dates through 2030. Certain of the Company’s leases include termination options and renewal options. Because the Company is not reasonably certain to exercise termination options, the options are not considered in determining the lease term, and payments for the full lease term are included in lease payments. The Company determines if an arrangement is a lease at inception and evaluates the lease classification at that time. Lease arrangements with an initial term of 12 months or less are considered short-term leases and are not recorded on the accompanying consolidated balance sheets. Rent is recognized on a straight-line basis over the lease term.

Operating leases are included in operating lease right of use assets, current portion of operating lease liabilities, and operating lease liabilities, less current portion on the accompanying consolidated balance sheets. Operating lease right of use assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right of use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.

The Company uses the implicit discount rate in the lease contract to discount lease payments to present value. If an implicit discount rate is not available in the lease contract, the Company uses its incremental borrowing rate.

The Company has lease agreements with lease and non-lease components. The Company has elected the practical expedient to account for the lease and non-lease components as a single lease component for all leases.

Goodwill

Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of an acquired business. Goodwill is not amortized but is subject to an annual impairment test at the reporting unit level. The Company performs its annual goodwill impairment test on the first day of the fourth quarter of each fiscal year. Tests are performed more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. These events or circumstances include but are not limited to, a significant adverse change in the business or regulatory environment or legal factors.

During the annual goodwill impairment test performed during the fourth quarter of fiscal year 2021, the Company concluded that the carrying value of four reporting units within the PDS segment exceeded their fair value. As a result, the Company determined its goodwill associated with these reporting units was partially impaired and recorded a goodwill impairment charge of $117.7 million. The continuing COVID-19 environment has not impacted the other reporting units to the same extent, and the fair value of the other reporting units significantly exceeded their carrying value.

During the Company’s annual goodwill impairment test for the fiscal years ended January 2, 2021 and December 28, 2019, the Company did not identify any reporting units for which its carrying value exceeded its estimated fair value. During the second quarter of fiscal year 2020, the Company concluded that an interim goodwill impairment test was necessary with respect to its Therapy reporting unit. Factors that led to this decision included a significant decline in the pediatric Therapy ABA services business as a result of the COVID-19 environment, the Company’s subsequent decision to exit its pediatric Therapy ABA services business, and consideration given to the amount by which the Therapy reporting unit’s fair value exceeded the carrying value from the fiscal year 2019 annual goodwill impairment test.

As a result of the interim goodwill impairment test, the Company determined its goodwill associated with the Therapy reporting unit was partially impaired and recorded a goodwill impairment of $75.7 million during fiscal year 2020. The Company did not perform interim goodwill impairment tests on any other reporting units as the COVID-19 environment did not have the same impact to the remainder of the reporting units, at this time.

For both its interim and annual goodwill impairment tests, the Company engages a third-party valuation firm to assist in calculating a reporting unit’s fair value, which is derived using a combination of both income and market approaches. The income approach utilizes projected operating results and cash flows and includes significant assumptions such as revenue growth rates, projected EBITDA margins, and discount rates. The market approach compares its reporting units’ earnings and revenue multiples to those of comparable companies. Estimates of fair value may differ from actual results due to, among other things, economic conditions, changes to business models or changes in operating performance. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of all reporting units. Significant differences between these estimates and actual future performance could result in additional impairment in future fiscal years.

The Company has determined it had eight reporting units for each of the fiscal years ended January 1, 2022, and January 2, 2021, and nine reporting units for the fiscal year ended December 28, 2019, all of which required goodwill impairment testing.

Intangible Assets, Net

Intangible assets consist of licenses (including certificates of need), acquired trade names, non-compete agreements, and internal-use software. The Company amortizes non-compete agreements and acquired trade names that it does not intend to use indefinitely on a straight-line basis over its estimated useful lives, which is one to four years for non-compete agreements and one to two years for acquired trade names. In addition, the Company amortizes internal-use software over the lesser of the remaining license term or useful life of the software, which is three to ten years. Impairment tests are performed annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the intangible below its carrying amount. These events or circumstances include but are not limited to, a significant adverse change in the business or exiting an overlapping market.

During the fiscal years ended January 2, 2021 and December 28, 2019, the Company recorded asset impairment charges related to previously acquired licenses due to their surrender and the closure of related branches of $1.5 million and $1.1 million, respectively. There was no such impairment in the fiscal year ended January 1, 2022. These losses are included in other operating expenses in the accompanying consolidated statements of operations. The Company utilizes the cost approach to determine the estimated fair value of licenses. The cost approach calculates fair value by calculating the cost to acquire a license in each state the Company operates. The Company calculates the replacement cost based on average incurred costs to acquire a license in each location.

Business Combinations

In determining whether an acquisition should be accounted for as a business combination or an asset acquisition, the Company first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this is the case, the single identifiable asset or the group of similar assets is not deemed to be a business and is instead deemed to be an asset. If this is not the case, the Company then further evaluates whether the single identifiable asset or group of similar identifiable assets and activities includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If so, the Company concludes that the single identifiable asset or group of similar identifiable assets and activities is a business.

The Company accounts for its business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The assets acquired and liabilities assumed are generally measured at fair value on the acquisition date using the appropriate valuation method. Goodwill represents the excess of the purchase price over the net fair value of identifiable assets acquired and liabilities assumed. The operations of an acquisition are included in the consolidated financial statements from the respective date of the acquisition. See Note 4 – Acquisitions for additional information on the Company’s acquisitions.

Debt Issuance Costs

The Company defers costs directly associated with acquiring third-party financing. Debt issuance costs related to the term loans are recorded as a direct deduction from the carrying amount of the debt. Debt issuance costs related to the revolving credit facility under the First Lien Credit Agreement (the “Revolving Credit Facility”), securitization obligations, and Delayed Draw Term Loan Facility (as defined below) are recorded within other long-term assets. Debt issuance costs are amortized using the effective interest rate method over the terms of the related long-term obligation, securitization obligation, and First Lien Credit Agreement. The Company recognized approximately $8.7 million, $7.5 million and $6.7 million of interest expense related to the amortization of these costs during the fiscal years ended January 1, 2022 and January 2, 2021, and December 28, 2019, respectively.

Insurance Programs

The Company self-insures its exposure to professional malpractice and workers’ compensation risk up to selected retention levels. Reserves are established for estimates of the loss that will ultimately be incurred on claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are established based on consultation with an independent actuary. The actuarial valuations consider a number of factors, including historical claim payment patterns, changes in case reserves and the assumed rate of increase in healthcare costs. Recent trends in industry experience and the Company’s historical experience are the most significant factors in the determination of these reserves. Management believes the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, actual claims incurred may differ from estimates due to changes in the timing of claims reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and actual future cost increases. Accrued unpaid claims and expenses that are expected to be paid within the next twelve months are classified as current liabilities. All other accrued unpaid claims and expenses are classified as long-term liabilities.

Receivables under insured programs represent the portion of the Company’s reserves for professional liability and workers’ compensation losses estimated to be reimbursable under commercial insurance policies. The entities providing loss coverage to the Company are creditworthy commercial insurance companies and the Company believes that such receivables are probable of being collected and that these companies will be able to fully satisfy their obligations under the insurance contracts. Receivables under insured programs that are expected to be paid within the next twelve months are classified as current assets. All other receivables under insured programs are classified as long-term assets.

Income Taxes

The Company uses the asset and liability approach for measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates. The deferred tax calculation requires the Company to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when the Company believes it is more likely than not that some portion or all the deferred tax assets will not be realized. The effect of a change in tax rate is recognized as income or expense in the fiscal year that includes the enactment date.

Management regularly assesses the ability to realize deferred tax assets recorded in the Company’s entities based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, the Company could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in its effective tax rate.

The Company records liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where an individual tax position is evaluated as to whether it has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have less than a 50% likelihood of being sustained, no tax benefit is recorded. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized on ultimate settlement. The actual benefits ultimately realized may differ from the estimates. In future fiscal years, changes in facts, circumstances, and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in income tax expense and liability in the fiscal year in which such changes occur. Any interest or penalties incurred related to unrecognized tax benefits are recorded as a component of the provision for income tax expense.

Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is calculated by dividing net loss by the diluted weighted average number of common shares outstanding for the period. For purpose of this calculation, outstanding stock options and unvested deferred restricted stock units are considered potentially dilutive common shares.

Share-Based Compensation

The fair value of time-vesting employee options is recognized as compensation expense on a straight-line basis over the requisite service period of the award. The fair value of performance-vesting options is recognized as compensation expense ratably over the service fiscal year of each performance tranche when it is probable that the performance target will be achieved. The fair value of accelerator-vesting options is recognized as compensation expense ratably over the derived service fiscal year of each accelerator tranche. The fair value of the time-vesting options is determined using the Black-Scholes option pricing model. The fair value of the performance and accelerator vesting options are determined using the Monte Carlo option pricing model.

Determining the fair value of options at the grant date requires judgment, including estimating the expected term and the associated volatility. Prior to the IPO, estimated fair value of the Company’s stock is determined by management, using input from third-party valuations of common stock. Subsequent to the IPO, estimated fair value of the Company's stock is determined by the market price of the Company's stock. The Company has elected to account for forfeitures as they occur rather than apply an estimated forfeiture rate to share-based compensation expense.

The fair value of restricted stock units is recognized as compensation expense on a straight-line basis over the requisite service period of the award. The fair value of restricted stock units is based on the value of the underlying share at the grant date. See Note 13 - Share-Based Compensation for additional discussion of restricted stock units.

Fair Values of Financial Instruments

Certain assets and liabilities are recorded at fair value in accordance with U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company uses a three-level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•
Level 1 – Quoted market prices in active markets for identical assets and liabilities.
•
Level 2 – Observable inputs other than quoted market prices in Level 1, such as quoted market prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data.
•
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

See Note 9 – Fair Value Measurements for additional details of the Company’s fair value measurements.

Derivative Financial Instruments

The Company may from time to time utilize derivative financial instruments to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. The Company recognizes derivatives as either assets or liabilities at fair value in the accompanying consolidated balance sheets and does not designate the derivatives as hedging instruments. Changes in the fair value of derivatives are recognized in the Company’s consolidated statements of operations

Branch and Regional Administrative Expenses

Branch and regional administrative expenses are administrative costs incurred in the branches and regional offices to administratively support the provision of clinical care to patients. These costs include the compensation of branch and regional leaders, recruiting, scheduling, and rent, among other things.

Corporate Expenses

Corporate expenses include costs to support the branches and regions including corporate headquarters, corporate payroll, billing and collections, corporate facilities, corporate people services, corporate information technology, and corporate related professional services necessary to support field operations.

Marketing Costs

The Company expenses marketing costs as incurred. Marketing expense for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019 was $2.9 million, $2.7 million and $5.7 million, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. There was no difference between net income (loss) and comprehensive income (loss) presented in the accompanying consolidated financial statements for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of patient accounts receivable. Should government agencies suspend or significantly reduce contributions to government insurance programs, the Company’s ability to collect its receivables would be adversely affected. The Company’s exposure to credit risk with respect to its remaining receivables is limited due to the large number of state Medicaid, Medicaid Managed Care Organization payers, and Medicare Advantage payers.

The Company is also subject to credit risk due to the variable interest rates on its term loan obligations. As a result, the Company has entered into interest caps and interest rate swap agreements to limit its exposure to risk on its variable rate debt. See Note 10 – Derivative Financial Instruments for further details on the interest rate derivative instruments.

The Company maintains its cash in bank deposit accounts with major financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to significant credit risk on cash and cash equivalents.

Segments

The Company’s operating segments have been identified based upon how management has organized the business by services provided to customers and how the chief operating decision maker (“CODM”) manages the business and allocates resources. The Company has three operating segments and three reportable segments, Private Duty Services (“PDS”), Medical Solutions (“MS”) and Home Health & Hospice (“HHH”).

All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled. The Company does not generate revenue outside the United States. See Note 19 – Segments for additional information on the Company’s segments.

Deferred Offering Costs

Upon closing of the IPO on May 3, 2021, deferred offering costs of $7.6 million were reclassified into stockholders’ equity and recorded against the proceeds from the offering. As of January 2, 2021, capitalized deferred offering costs totaled $2.9 million and were included in other long-term assets in the accompanying consolidated balance sheet. See Note 1 – Description of Business, Note 12 – Stockholders’ Equity, and Note 13 – Share-Based Compensation for additional information regarding the completion of the Company’s IPO.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improves consistent application by clarifying and amending existing guidance. This ASU is effective for annual fiscal years beginning after December 15, 2020, and interim periods therein. The Company adopted this standard effective January 3, 2021 and the adoption of this standard did not materially affect the Company’s consolidated financial statements.

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

3. REVENUE

The Company evaluated the nature, amount, timing and uncertainty of revenue and cash flows using the five-step process. The Company uses a portfolio approach to group contracts with similar characteristics and analyze historical cash collection trends.

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

Private Duty Services (“PDS”). The PDS business includes a broad range of pediatric and adult healthcare services including private duty skilled nursing, unskilled services which include employer of record support services and personal care services, pediatric therapy services, rehabilitation services, and nursing services in schools and pediatric day healthcare centers.

Home Health & Hospice (“HHH”). The HHH business provides home health, hospice, and personal care services to predominately elderly patients.

Medical Solutions (“MS”). The MS business includes the delivery of enteral nutrition and other products to patients.

For the PDS, HHH, and MS businesses, the Company receives payments from the following sources for services rendered: (i) state governments under their respective Medicaid programs (“Medicaid”); (ii) Managed Care providers of state government Medicaid programs (“Medicaid MCO”); (iii) commercial insurers; (iv) other government programs including Medicare and Tricare and ChampVA (“Medicare”); and (v) individual patients. As the period between the time of service and time of payment is typically one year or less, the Company did not adjust for the effects of a significant financing component.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments and discounts provided to third-party payers and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. For the PDS, HHH, and MS businesses, implicit price concessions are based on historical collection experience. As of January 1, 2022 and January 2, 2021, estimated explicit and implicit price concessions of $55.8 million and $55.4 million, respectively, were recorded as reductions to patient accounts receivable balances to arrive at the estimated collectible revenue and patient accounts receivable. For the PDS, HHH, and MS businesses, most contracts contain variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense which is included as a component of operating expenses in the consolidated statements of operations. The Company did not record any bad debt expense for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019.

The Company derives a significant portion of its revenue from Medicaid, Medicaid MCO, Medicare and other payers that receive discounts from established billing rates. The regulations and various managed care contracts under which these discounts must be estimated are complex and subject to interpretation. Management estimates the transaction price on a payer-specific basis given its interpretation of the applicable regulations or contract terms. Updated regulations and contract negotiations occur frequently, necessitating regular review and assessment of the estimation process by management; however, there were no material revenue adjustments recognized from performance obligations satisfied or partially satisfied in previous periods for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019.

The following tables present revenue as a percentage for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019 , respectively (in thousands):

	For the fiscal years ended
	January 1, 2022		January 2, 2021		December 28, 2019
	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage
Medicaid MCO	$903,789	53.9%	$893,762	59.8%	$786,990	56.8%
Medicaid	407,980	24.3%	405,626	27.1%	406,343	29.4%
Commercial	181,971	10.8%	147,310	9.9%	152,033	11.0%
Medicare	179,479	10.7%	46,166	3.1%	34,553	2.5%
Self-pay	5,399	0.3%	2,241	0.1%	4,146	0.3%
Total revenue	$1,678,618	100.0%	$1,495,105	100.0%	$1,384,065	100.0%

4. ACQUISITIONS

Acquisitions During the Fiscal Year Ended January 1, 2022

On April 16, 2021, the Company acquired 100% of the issued and outstanding membership interests of Doctor’s Choice Holdings, LLC (“Doctor’s Choice”). Doctor’s Choice provides home health services in Florida. Preliminary total consideration for the transaction was $101.6 million, of which $100.6 million was paid in cash at closing. As part of funding the Doctor’s Choice acquisition, on the date of acquisition, the Company borrowed incremental amounts under its then existing second lien term loan facility of $67.0 million, including debt issuance costs of $1.7 million.

On November 30, 2021, the Company acquired 100% of the common stock of Dunn & Berger, Inc. d/b/a Accredited Nursing Services (“Accredited”). Accredited provides unskilled services which include employer of record support services and personal care services in California. Preliminary consideration for the transaction was (i) $180.0 million in cash; plus (ii) $45.0 million in cash that was held in escrow, pending final reconciliation, of Accredited’s volumes for September, October, and November of 2021, and released to the seller in February 2022 (of which $224.2 million was paid in cash at closing).

On December 10, 2021, the Company acquired 100% of the issued and outstanding membership interest of Comfort Care Home Health Services, LLC, an Alabama limited liability company (“Comfort Care Home Health”), Comfort Care Hospice, L.L.C., an Alabama limited liability company (“Comfort Care Hospice”), Premier Medical Housecall, LLC, an Alabama limited liability company (“Premier Medical Housecall,” and together with Comfort Care Home Health and Comfort Care Hospice, “Comfort Care”). Comfort Care provides home health and hospice services in Alabama and Tennessee. Preliminary consideration for the transaction was $345.0 million, of which $346.5 million was paid in cash at closing (inclusive of contractual estimated closing date purchase price adjustments). As part of funding the Comfort Care acquisition, on the date of acquisition, the Company entered into a new Second Lien Credit Agreement (as defined in Note 7 – Long-term Obligations) under which the Company incurred $415.0 million aggregate principal amount of indebtedness.

The estimated allocations of purchase price for the assets acquired and liabilities assumed with respect to the Doctor’s Choice, Accredited, and Comfort Care acquisitions are preliminary and based on information available to the Company as of January 1, 2022. The Company is completing its procedures related to the purchase price allocations and if information regarding these values is received that would result in a material adjustment to the values recorded, management will recognize the adjustment in the period such determination is made.

The preliminary purchase price allocations as of the acquisition dates, reflecting measurement period adjustments made during the respective period, are as follows (amounts in thousands):

Entity	Doctor’s Choice	Accredited	Comfort Care
Acquisition Date	4/16/2021	11/30/2021	12/10/2021
Cash consideration	$101,609	$224,164	$346,476
Cash and cash equivalents	$1	$68	$4,999
Patient accounts receivable	12,789	12,854	12,980
Other working capital, net	(19,828)	(7,200)	(7,424)
Intangible assets - licenses	4,993	1,411	18,322
Intangible assets - trade names	1,486	1,886	1,933
Current portion of deferred payroll taxes	(875)	-	-
Deferred payroll taxes, less current portion	(876)	-	-
Total identifiable net assets	(2,310)	9,019	30,810
Goodwill	103,919	215,145	315,666
Total	$101,609	$224,164	$346,476

The preliminary goodwill recognized is attributable to the excess of the particular purchase price of the acquisition over the fair value of identifiable net assets acquired, including other identified intangible assets. Preliminary goodwill of $103.9 million and $315.7 million related to the Doctor’s Choice and Comfort Care acquisitions, respectively, is deductible for tax purposes, and amortization commences on the applicable transaction date. None of the goodwill related to the Accredited acquisition is deductible for tax purposes. Goodwill is primarily attributable to expected synergies resulting from the transactions.

The Company incurred transaction costs of $12.8 million during the fiscal year ended January 1, 2022. These costs are included in acquisition-related costs in the accompanying consolidated statements of operations.

Unaudited Pro Forma Financial Information

Doctor's Choice contributed revenues of $51.6 million and net loss of $0.5 million to the Company for the period from the acquisition date to January 1, 2022. Accredited contributed revenues of $8.9 million and net loss of $2.6 million to the Company for the period from the acquisition date to January 1, 2022. Comfort Care contributed revenues of $6.0 million and net loss of $5.5 million to the Company for the period from the acquisition date to January 1, 2022.

The following audited pro forma financial information represents the consolidated financial information of the Company, Doctor's Choice, Accredited, and Comfort Care as if the acquisitions had been included in our consolidated results beginning on the first day of the fiscal year prior to their acquisition dates, or December 29, 2019.

The pro forma results do not reflect any cost savings, operating synergies or revenue enhancements that the combined company may achieve as a result of the acquisitions; the costs to combine the companies’ operations; or the costs necessary to achieve these costs savings, operating synergies and revenue enhancements. The pro forma results do not necessarily reflect the actual results of operations of the combined companies under our ownership and operation.

(in thousands)	Fiscal Year Ended January 1, 2022
(unaudited)
Pro forma revenue	$1,902,973
Pro forma net loss	$(121,082)

(in thousands)	Fiscal Year Ended January 2, 2021
(unaudited)
Pro forma revenue	$1,748,915
Pro forma net loss	$(98,352)

The unaudited pro forma financial information above adjusts for the effects of material business combination items and associated financing to fund the acquisitions, including $46.2 million of nonrecurring acquisition-related expenses of Aveanna and the acquired companies, and the corresponding income tax effects of each.

Acquisitions During the Fiscal Year Ended January 2, 2021

On August 2, 2020, the Company acquired 100% of the issued and outstanding common stock of Total Care, Inc. (“Total Care”). Total Care provides private duty nursing and individual client care for all ages, with a particular focus on pediatric patients. Total consideration for the transaction was $11.8 million.

On September 19, 2020, the Company acquired 100% of the issued and outstanding common stock of D&D Services, Inc. d/b/a Preferred Pediatric Home Health Care (“Preferred”). Preferred is a comprehensive provider of home care services for pediatric and adult patients. Total consideration for the transaction was $40.6 million.

On September 26, 2020, the Company acquired 100% of the issued and outstanding membership interests of Evergreen Home Healthcare, LLC (“Evergreen”). Evergreen offers private duty nursing and unskilled services and home care services to children and adults. Total consideration for the transaction was $14.5 million, of which $11.3 million was paid in cash at closing. Total consideration also included $1.9 million of contingent consideration recognized at the acquisition date. Under the purchase agreement, the Company agreed to pay the sellers of Evergreen up to an additional $1.9 million based on the outcome of whether Evergreen's Paycheck Protection Program loan was forgiven. During the fiscal year ended January 1, 2022, the Company paid $1.9 million to the sellers of Evergreen following forgiveness of such loan.

On October 23, 2020, the Company acquired 100% of the issued and outstanding membership interests of Five Points Healthcare, LLC (“Five Points”). Five Points provides home health and hospice service to Medicare-certified patients. Total consideration for the transaction was $64.4 million, all of which was paid in cash at closing.

On December 19, 2020, the Company acquired 100% of the issued and outstanding capital stock of Recover Health, Inc. (“Recover”). Recover offers private duty nursing services and home health services to children and adults. Total consideration for the transaction was $61.0 million, all of which was paid in cash at closing.

The final purchase price allocations as of the respective acquisition dates, reflecting measurement period adjustments made during the respective periods, are as follows (amounts in thousands):

Entity	Total Care	Preferred	Evergreen	Five Points	Recover
Acquisition Date	8/2/2020	9/19/2020	9/26/2020	10/23/2020	12/19/2020
Cash consideration	$11,787	$40,622	$14,500	$64,368	$60,120
Cash and cash equivalents	$262	$-	$31	$590	$8,717
Patient accounts receivable	868	3,891	565	5,698	10,210
Other working capital, net	(628)	(6,590)	(559)	(2,973)	(14,667)
Intangible assets - licenses	152	2,815	1,225	7,497	8,308
Intangible assets - trade names	109	392	135	733	884
Deferred payroll taxes	-	-	-	(920)	(1,978)
Total identifiable net assets	763	508	1,397	10,625	11,474
Goodwill	11,024	40,114	13,103	53,743	48,646
Total	$11,787	$40,622	$14,500	$64,368	$60,120

The goodwill recognized is attributable to the excess of the purchase price of the acquisition over the fair value of identifiable net assets acquired, including other identified intangible assets. Goodwill of $11.0 million, $13.1 million, $26.1 million, and $4.1 million related to the Total Care, Evergreen, Five Points, and Recover acquisitions, respectively, is deductible for tax purposes and amortization commences on the transaction date. None of the goodwill related to the Preferred acquisition is deductible for tax purposes. Goodwill is primarily attributable to expected synergies resulting from the transactions.

During the fiscal year ended January 2, 2021, the Company incurred approximately $9.6 million in transaction costs related to the above transactions. These costs are included in acquisition-related costs in the accompanying consolidated statements of operations

Acquisitions during the Year Ended December 28, 2019

On August 18, 2019, the Company acquired 100% of the membership interests in Home Health Care of Northern Nevada, LLC (“HHNV”) for cash consideration of $1.0 million. HHNV specializes in care-taking services such as nursing services, certified home health aide, and medical social work.

During the fiscal year ended December 28, 2019, the Company incurred approximately $0.2 million in transaction costs related to the above transaction. These costs are included in acquisition-related costs in the accompanying consolidated statements of operations. In addition to costs related to the acquisition described above, acquisition-related costs for the fiscal years ended December 28, 2019 includes costs of $22.5 million related to a terminated acquisition.

5. GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes changes in goodwill by segment during the fiscal years ended January 1, 2022 and January 2, 2021 (amounts in thousands):

	PDS	HHH	MS	Total
Goodwill:
Balance at December 29, 2018, net	$1,091,556	$-	$133,864	$1,225,420
Additions	549	-	-	549
Measurement adjustments	95	-	-	95
Balance at December 28, 2019, net (1)	1,092,200	-	133,864	1,226,064
Additions	63,197	94,213	8,604	166,014
Measurement adjustments	34	-	-	34
Transfers	(17,386)	17,386	-	-
Impairments	(75,727)	-	-	(75,727)
Balance at January 2, 2021, net (2)	1,062,318	111,599	142,468	1,316,385
Additions	215,645	419,585	-	635,230
Measurement adjustments	76	1,591	-	1,667
Impairments	(117,702)	-	-	(117,702)
Balance at January 1, 2022, net (3)	$1,160,337	$532,775	$142,468	$1,835,580

(1) Goodwill balance is net of $153.4 million accumulated impairment losses for PDS and $88.0 million losses for MS

(2) Goodwill balance is net of $229.1 million accumulated impairment losses for PDS and $88.0 million losses for MS

(3) Goodwill balance is net of $346.8 million accumulated impairment losses for PDS and $88.0 million losses for MS

During 2020, the Company established the HHH segment, which resulted in the reallocation of goodwill among the reporting units of $17.4 million. This goodwill is associated with the Company’s adult home health business, which had historically been included in the PDS segment.

See Note 4 – Acquisitions for further details on additions to goodwill and intangible assets, net.

See Note 2 – Summary of Significant Accounting Policies, Goodwill for details on goodwill impairment.

The following tables summarize the changes in intangible assets during the fiscal years ended January 1, 2022 and January 2, 2021 (amounts in thousands):

	January 1, 2022
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Total
Definitive-lived intangible assets:
Trade names	$20,161	$(15,932)	$-	$4,229
Non-compete agreements	7,265	(7,265)	-	-
Internal-use software	11,377	(2,358)	-	9,019
Total definitive-lived intangible assets	38,803	(25,555)	-	13,248
Indefinite-lived intangible assets:
Licenses	93,696	-	(4,093)	89,603
Total indefinite-lived intangible assets	93,696	-	(4,093)	89,603
Total intangible assets	$132,499	$(25,555)	$(4,093)	$102,851

	January 2, 2021
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Total
Definitive-lived intangible assets:
Trade names	$14,858	$(12,780)	$-	$2,078
Non-compete agreements	7,265	(6,970)	-	295
Internal-use software	7,177	(1,162)	-	6,015
Total definitive-lived intangible assets	29,300	(20,912)	-	8,388
Indefinite-lived intangible assets:
Licenses	69,277	-	(4,093)	65,184
Total indefinite-lived intangible assets	69,277	-	(4,093)	65,184
Total intangible assets	$98,577	$(20,912)	$(4,093)	$73,572

Amortization expense related to the Company’s intangible assets was $4.6 million, $3.1 million, and $4.2 million for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively. Included in the amounts above was amortization expense of internal-use software of $1.2 million, $0.5 million, and $0.7 million for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively. All license impairment charges incurred in fiscal years ended January 2, 2021, and December 28, 2019 are related to the Company’s PDS reportable segment.

The estimated aggregate amortization expense related to intangible assets for each of the next five years subsequent to January 1, 2022 and thereafter is as follows (amounts in thousands):

Year Ending	Definitive-lived
December 31, 2022	$6,189
December 30, 2023	1,642
December 28, 2024	1,200
January 3, 2026	781
January 2, 2027	781
Thereafter	2,655
Total	13,248

6. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts is presented below as of January 1, 2022 and January 2, 2021 (amounts in thousands):

	As of
	January 1, 2022	January 2, 2021
Other current liabilities:
Refunds payable	$24,909	$27,335
Accrued interest	3,671	2,398
Notes payable	5,111	2,872
Tax refund due to seller	7,451	8,180
Other	9,004	9,778
	$50,146	$50,563

7. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following as of January 1, 2022 and January 2, 2021, respectively (dollar amounts in thousands):

Instrument	Stated Maturity Date	Contractual Interest Rate	Interest Rate as of January 1, 2022	January 1, 2022	January 2, 2021
Term loan - First Lien Term Loan (1)	03/2024	L + 4.25%	-	$-	$563,061
Term loan - First Lien Term Loan Amendment (1)	03/2024	L + 5.50%	-	-	217,133
Term loan - First Lien Term Loan Fourth Amendment (1)	03/2024	L + 6.25%	-	-	184,538
Subordinated term loan - Second Lien Term Loan (1)	03/2025	L + 8.00%	-	-	240,000
2021 Extended Term Loan (2)	07/2028	L + 3.75%	4.25%	857,850	-
Term Loan - Second Lien Term Loan	12/2029	L + 7.00%	7.50%	415,000	-
Revolving Credit Facility (2)	04/2026	L + 3.75%	4.25%	-	-
Total principal amount of long-term obligations				1,272,850	1,204,732
Less: unamortized debt issuance costs				(37,733)	(31,332)
Total amount of long-term obligations, net of unamortized debt issuance costs				1,235,117	1,173,400
Less: current portion of long-term obligations				(8,600)	(9,910)
Total amount of long-term obligations, net of unamortized debt issuance costs, less current portion				$1,226,517	$1,163,490
(1) L = Greater of 1.00% or one-month LIBOR, (2) L = Greater of 0.50% or one-month LIBOR

Scheduled future maturities of term loans for each of the next five years subsequent to January 1, 2022 are as follows (amounts in thousands):

Year Ending:
December 31, 2022	$8,600
December 30, 2023	8,600
December 28, 2024	8,600
January 3, 2026	8,600
January 2, 2027	8,600
Thereafter	1,229,850
Total	$1,272,850

On March 11, 2021, the Company amended the Revolving Credit Facility to increase the maximum availability to $200.0 million, subject to the occurrence of the Company’s initial public offering. The amendment also extended the maturity date to April 29, 2026 upon completion of the IPO and subject to the completion of the refinancing of the Company’s term loans, which occurred on July 15, 2021.

With proceeds received from the IPO, on May 3, 2021 the Company repaid an aggregate principal amount of $307.0 million under its Prior Second Lien Credit Agreement, including the incremental amount borrowed in connection with financing the acquisition of Doctor’s Choice, thereby repaying in full and terminating the Prior Second Lien Credit Agreement. In addition, on May 4, 2021, the Company repaid $100.0 million in principal amount of its outstanding indebtedness under the First Lien Credit Agreement. In connection with these repayments of principal amounts, the Company wrote off debt issuance costs totaling $8.9 million, which are included in loss on debt extinguishment in the accompanying consolidated statements of operations.

On May 4, 2021, following completion of the initial public offering and satisfaction of the other applicable conditions precedent, the maximum availability of the Revolving Credit Facility increased from $75.0 million to $200.0 million. In connection with this increase in capacity, the Company incurred debt issuance costs of $1.6 million, which were capitalized and included in other long-term assets.

On July 15, 2021 the Company entered into an Extension Amendment (the “Extension Amendment”) to its First Lien Credit Agreement, originally dated March 16, 2017, with Barclays Bank, as administrative agent, the collateral agent, a letter of credit issuer, and swingline lender, and the lenders and other agents party thereto from time to time (as amended to date, the “First Lien Credit Agreement”). The Extension Amendment converted outstanding balances under all remaining first lien term loans into a single term loan in an aggregate principal amount of $860.0 million (the “2021 Extended Term Loan”), and extended the maturity date to July 2028. In accordance with ASC 470-50-40, Debt Modification and Extinguishments, the Extension Amendment was accounted for as a modification of debt for the lenders that remained in the syndicate, while the portions of the converted loans attributable to lenders who did not participate in the conversion were accounted for as an extinguishment of debt. As a result, for the remaining unamortized debt issuance costs related to the First Lien Credit Agreement, the Company recorded a $4.4 million loss on debt extinguishment and deferred $14.0 million as a direct deduction from the carrying amount of the debt. For the newly incurred deferred issuance costs on the Extension Amendment, the Company recorded a $0.4 million loss on debt extinguishment, $7.0 million of modification expense within corporate expenses in the accompanying consolidated statements of operations and deferred $8.3 million as a direct deduction from the carrying amount of the debt.

The Extension Amendment also provided for a delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) in an aggregate principal amount of $200.0 million, which permits the Company to incur senior secured first lien term loans (the “Delayed Draw Term Loans”) from time to time until July 15, 2023, in each case subject to certain terms and conditions. The Delayed Draw Term Loan Facility was undrawn as of January 1, 2022, and any future draws thereunder would also mature in July 2028. In connection with this new facility, the Company incurred debt issuance costs of $2.5 million, which were capitalized and included in other long-term assets.

On August 9, 2021, the Company entered into the Seventh Amendment to its First Lien Credit Agreement, as previously amended, (the “Seventh Amendment”) to reduce the interest rates applicable to Revolving Credit Loans (as defined in the First Lien Credit Agreement). As amended, Revolving Credit Loans bear interest, at the Company's election, at a variable interest rate based on either LIBOR (subject to a minimum of 0.50%) or prime or federal funds rate (“Annual Base Rate” or “ABR”) (subject to a minimum of 2.00%) for the interest period relevant to such borrowing, plus an applicable margin of 3.75% for loans accruing interest based on LIBOR and an applicable margin of 2.75% for loans accruing interest based on ABR. In connection with this amendment, the Company incurred debt issuance costs of $0.1 million, which were capitalized and included in other long-term assets.

The 2021 Extended Term Loan and any Delayed Draw Term Loans bear interest, at the Company’s election, at a variable interest rate based on either LIBOR (subject to a minimum of 0.50%), or ABR (subject to a minimum of 2.00%) for the interest period relevant to such borrowing, plus an applicable margin of 3.75% for loans accruing interest based on LIBOR and an applicable margin of 2.75% for loans accruing interest based on ABR. As of January 1, 2022, the $860.0 million principal amount of the 2021 Extended Term Loan accrued interest at a rate of 4.25%.

On December 10, 2021, the Company entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement”) with a syndicate of lending institutions and Barclays Bank, as administrative agent and collateral agent. The Second Lien Term Loan has an aggregate principal amount of $415.0 million and a maturity date of December 10, 2029. The Second Lien Term Loan bears interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin (equal to 6.00%) plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the Prime Rate and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; or an applicable margin (equal to 7.00%) plus LIBOR determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs; provided that such rate is not lower than a floor of 0.50%. As of January 1, 2022, the $415.0 million principal amount of the Second Lien Term Loan accrued interest at a rate of 7.50%. In connection with the Second Lien Term Loan, the Company incurred debt issuance costs of $16.8 million, which were capitalized as a direct deduction from the carrying amount of the debt.

Debt issuance costs related to the term loans are recorded as a direct deduction from the carrying amount of the debt. The balance for debt issuance costs related to the term loans as of January 1, 2022 and January 2, 2021 was $37.7 million and $31.3 million, respectively. Debt issuance costs related to the revolving credit facility and Delayed Draw Term Loans are recorded within other long-term assets. The balance for debt issuance costs related to the revolving credit facility and Delayed Draw Term Loans as of January 1, 2022 and January 2, 2021 was $3.2 million and $0.5 million, respectively. The Company recognized interest expense related to the amortization of debt issuance costs of $8.7 million, $7.5 million, and $6.7 million during the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively.

Issued letters of credit as of January 1, 2022 and January 2, 2021 were $17.6 million and $19.8 million, respectively. Unused letters of credit as of January 1, 2022 were $12.4 million. There were no swingline loans outstanding as of January 1, 2022 and January 2, 2021. Borrowing capacity under the Company's revolving credit facility was $182.4 million as of January 1, 2022 and $55.2 million as of January 2, 2021.

The fair value of the Long-term obligations was $1,272.9 million at January 1, 2022. Due to the variable rate nature of the 2021 Extended Term Loan and Second Lien Term Loan, the Company believes that the carrying amount approximates fair value at January 1, 2022.

The Company was in compliance with all financial covenants and restrictions at January 1, 2022 and January 2, 2021.

8. SECURITIZATION FACILITY

On November 12, 2021, the Company (through a wholly owned special purpose entity, Aveanna SPV I, LLC) (the “special purpose entity”) entered into a Receivables Financing Agreement (the “Securitization Facility”) with a lending institution with a termination date of November 12, 2024. The maximum amount available under the Securitization Facility is $150.0 million subject to certain borrowing base requirements. The Company incurred debt issuance costs of $1.3 million in connection with the Securitization Facility, which were capitalized and included in other long-term assets.

Pursuant to two separate sale agreements dated November 12, 2021, each of which is among Aveanna Healthcare, LLC, as initial servicer, certain of the Company's subsidiaries and the special purpose entity, the subsidiaries sold substantially all of their existing and future accounts receivable balances to the special purpose entity. The special purpose entity uses the accounts receivable balances to collateralize loans made under the Securitization Facility. The Company retains the responsibility of servicing the accounts receivable balances pledged as collateral under the Securitization Facility and provides a performance guaranty.

The outstanding balance under the Securitization Facility was $120.0 million at January 1, 2022, which accrues interest at a rate tied to the Bloomberg Short-term Bank Yield Index (“BSBY”) plus an applicable margin, which can increase or decrease based upon the Company's credit rating. The interest rate under the Securitization Facility was 2.08% at January 1, 2022.

The Securitization Facility is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and the borrowings are presented as liabilities in the accompanying consolidated balance sheets; (ii) the accompanying consolidated statements of operations reflect the interest expense associated with the collateralized borrowings; and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within the accompanying consolidated statements of cash flows.

9. FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, patient accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair values due to the short-term maturities of the instruments.

The Company’s other assets and other liabilities measured at fair value are as follows (amounts in thousands):

	Fair Value Measurements at January 1, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap agreements	$-	$15,342	$-	$15,342
Total derivative liabilities	$-	$15,342	$-	$15,342

	Fair Value Measurements at January 2, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap agreements	$-	$28,624	$-	$28,624
Total derivative liabilities	$-	$28,624	$-	$28,624

During the fiscal years ended January 1, 2022 and January 2, 2021, there were no transfers between Level 1, Level 2, and Level 3.

The fair values of the interest rate swap and cap agreements are based on the estimated net proceeds or costs to settle the transactions as of the respective balance sheet dates. The valuations are based on commercially reasonable industry and market practices for valuing similar financial instruments. See Note 10 – Derivative Financial Instruments for further details on the Company’s interest rate swap and cap agreements.

For the annual goodwill impairment test, the Company performs a Step 1 analysis that uses a combination of expected present value of future cash flows (income approach) and comparable public companies (market approach) to determine the fair value of the reporting unit. These approaches use primarily unobservable inputs, including revenue growth rates, projected EBITDA margins, and discount rates, which are considered Level 3 fair value measurements. The fair value analysis takes into account recent and expected operating performance.

See Note 12 – Stockholders' Equity and Note 13 – Share-Based Compensation for further details on the Company’s deferred restricted stock units.

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates, and the Company seeks to mitigate a portion of this risk by entering into derivative contracts. The Company currently uses interest rate swaps and an interest rate cap. The Company recognizes derivatives as either assets or liabilities at fair value in the accompanying consolidated balance sheets and does not designate the derivatives as hedging instruments. Changes in the fair value of derivatives are therefore recorded in earnings throughout the terms of the respective derivatives.

In October 2018, the Company entered into two interest rate swap agreements to limit its exposure to interest rate risk on its variable rate debt. In July 2021, the Company amended its interest rate swap agreements to extend the expiration dates to June 30, 2026 and reduce the fixed rate paid under the swaps. As amended, the Company pays a fixed rate of 2.08% and receives the one-month LIBOR rate, subject to a 0.50% floor. The aggregate notional amount of the interest rate swaps remained unchanged at $520.0 million at January 1, 2022 and January 2, 2021, respectively. The fair value of the interest rate swaps at January 1, 2022 and January 2, 2021 was $15.3 million and $28.6 million, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets. The Company does not apply hedge accounting to these agreements and records all mark-to-market adjustments directly to other income (expense) in the accompanying consolidated statements of operations, which are included within cash flows from operating activities in the accompanying consolidated statements of cash flows. The net settlements incurred with swap counterparties under the swap agreements prior to the amendment were recognized through cash flows from operating activities in the accompanying consolidated statements of cash flows. Subsequent to the interest rate swap amendment in July 2021, the net settlements are recognized through cash flows from financing activities in the accompanying consolidated statements of cash flows due to an other-than-insignificant financing element on the interest rate swaps resulting from the amendment.

In July 2021, the Company entered into a three-year, $340.0 million notional interest rate cap agreement with a cap rate of 1.75%, which the Company sold in November 2021 for $2.0 million and recorded a gain from the sale of $1.1 million. The one-time premium paid for this interest rate cap was $0.9 million. The Company does not apply hedge accounting to interest rate cap agreements and records all mark-to-market adjustments directly to other income (expense) in the accompanying consolidated statements of operations. The premium payment and proceeds from sale of the interest rate cap are recognized through cash flows from investing activities, while the effects of the mark-to-market adjustments are recognized through cash flows from operating activities in the accompanying consolidated statements of cash flows.

The following mark-to-market gains (losses) from these derivatives not designated as hedging instruments were recognized in the Company’s consolidated statements of operations for the fiscal years ended January 2, 2021, January 1, 2022, and December 28, 2019, respectively.

	Statement of Operations	For the fiscal years ended
	Classification	January 1, 2022	January 2, 2021	December 28, 2019
Interest rate cap agreement	Other income (expense)	$(88)	$-	$(127)
Interest rate swap agreements	Other income (expense)	$13,282	$(4,881)	$(12,024)

The Company does not utilize financial instruments for trading or other speculative purposes.

11. INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law. The 2017 Tax Act included a number of changes in existing tax law impacting the Company including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21%, a limitation on deductible interest, and the ability to immediately expense certain capital acquisitions.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act lifts certain deduction limitations originally imposed by the 2017 Tax Act. The CARES Act allows for the deferral of the payment of the employer’s share of social security taxes to December 31, 2021 and December 31, 2022. Under ASC 740, the effects of changes in tax rates and laws are recognized in the fiscal year in which the new legislation is enacted. We have accounted for the impact of the CARES Act in the income tax provision.

Income taxes consisted of the following for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019 (amounts in thousands):

	For the fiscal years ended
	January 1, 2022	January 2, 2021	December 28, 2019
Current income tax expense (benefit):
Federal	$581	$5,461	$644
State and local	1,574	6,280	1,761
Total Current	$2,155	$11,741	$2,405
Deferred income tax expense (benefit):
Federal	$(1,231)	$(3,336)	$(241)
State and local	2,544	(3,089)	(678)
Total Deferred	$1,313	$(6,425)	$(919)
Total income tax expense	$3,468	$5,316	$1,486

A reconciliation of the difference between the federal statutory tax rate and the Company’s effective tax rate for income taxes for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019 is as follows (amounts expressed as a percentage):

	For the fiscal years ended
	January 1, 2022	January 2, 2021	December 28, 2019
U.S. Federal statutory income tax rate	(21.0)	(21.0)	(21.0)
State income taxes, net of federal tax benefits	3.4	3.6	1.0
Goodwill impairment	17.0	26.9	-
Non-taxable escrow settlement	-	(20.3)	-
Other nondeductible expenses	1.6	4.6	1.6
Uncertain tax positions	(0.4)	5.1	0.9
Deferred balance adjustments	-	-	2.0
Valuation allowance	3.1	13.4	17.6
Other	(0.6)	(2.0)	(0.1)
Income tax expense	3.1	10.3	2.0

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax.

Significant components of deferred tax assets and liabilities were as follows as of January 1, 2022 and January 2, 2021 (amounts in thousands):

	As of
	January 1, 2022	January 2, 2021
Deferred tax assets:
Contractual adjustments and discounts	$14,519	$14,253
NOL, federal and state	19,628	7,710
Federal tax credits	2,270	-
Payroll related accruals	23,562	28,149
Grant relief funds	-	7,901
Intangible assets	22,270	23,618
Interest expense limitation	34,931	22,074
Transaction costs	4,171	3,001
Accrued expenses	4,494	2,738
Interest rate swap	4,073	7,419
Lease liabilities	15,740	13,908
Stock compensation	5,119	2,011
Other	254	1,066
Gross deferred tax assets	151,031	133,848
Less: valuation allowance	(105,000)	(94,041)
Net deferred tax assets	46,031	39,807
Deferred tax (liabilities):
Property and equipment	(3,281)	(2,226)
Goodwill	(26,621)	(22,657)
Lease right of use assets	(13,751)	(11,880)
Other	(5,424)	(2,704)
Gross deferred tax (liabilities)	(49,077)	(39,467)
Net deferred tax assets (liabilities	$(3,046)	$340

As of January 1, 2022, the Company had gross federal and state net operating loss (“NOL”) carryforwards of $37.2 million and $233.6 million, respectively. For those losses generated prior to 2018, the carryforwards will expire at various dates from 2021 through 2038. For those losses incurred after 2017, there is no statutory time expiration for the federal and certain state NOLs. A valuation allowance was established for federal and state losses that the Company believes are not more likely than not to be realized in the near future.

The 2017 Tax Act limits the deduction for net interest expense that exceeds 30% of the taxpayer’s adjusted taxable income (“ATI”) for the year ended 2021. The CARES Act changed interest deductibility limiting the deduction for net interest expense that exceeds 50% of the taxpayer’s adjusted taxable income (“ATI”) for tax years 2020 and 2019. The 2017 Tax Act permits an indefinite carryforward of any disallowed business interest. As of January 1, 2022, the Company has $145.8 million of interest expense carryovers. The deferred tax asset associated with these interest expense carryovers of $34.9 million is partially offset by a valuation allowance as the Company believes the benefit of this carryover is not more likely than not to be realized in the future.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Annually, the Company assesses the future realization of the tax benefit of its existing deferred tax assets and determines whether a valuation allowance is needed. Based on the Company’s assessment, it is more likely than not that a portion of the deferred tax assets will not be realized in the future. As a result, the Company recorded a valuation allowance of $105.0 million against its deferred tax assets at January 1, 2022. The valuation allowance increased by $11.0 million from the $94.0 million valuation allowance recorded as of January 2, 2021. The increase is primarily related to new deferred tax assets associated with current year operations, as well as a valuation allowance recorded through purchase accounting. The Company will maintain the valuation allowance until an appropriate level of profitability is sustained or the Company is able to develop prudent and feasible tax planning strategies that enable management to conclude that deferred tax assets are realizable. The following table summarizes changes in the valuation allowance as of January 1, 2022 and January 2, 2021 (amounts in thousands):

	As of
	January 1, 2022	January 2, 2021
Beginning of year balance	$94,041	$79,287
Valuation allowance recorded through purchase accounting	1,156	1,276
Change in valuation allowance due to leases	-	343
Increases in valuation allowance	9,803	13,135
End of year balance	$105,000	$94,041

The Company is subject to U.S. federal and state income tax in multiple jurisdictions. With limited exceptions, years prior to the 2018 fiscal year are no longer open to U.S. federal, state, or local examinations by taxing authorities. The Company is also under examination by the Internal Revenue Service (the “IRS”) for certain historical tax periods in fiscal years 2016 and 2017. To date, the IRS is continuing its examination process and no formal assessments have been issued. The Company is not under any current income tax examinations by any state or local taxing authorities.

Uncertain Tax Positions

At January 1, 2022, January 2, 2021, and December 28, 2019, the total unrecognized tax benefits were $10.2 million, $6.2 million, and $3.9 million, respectively, and accrued interest and penalties were $2.0 million, $0.7 million, and $0.1 million, respectively. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, $12.2 million of tax benefit would impact the overall effective tax rate. The Company expects $2.1 million of the unrecognized tax benefits to become recognized within the next 12 months. The Company recognized $1.0 million of unrecognized tax benefits due to statute expirations during the fiscal year ended January 1, 2022. The following table summarizes changes in uncertain tax positions as of January 1, 2022, January 2, 2021, and December 28, 2019 (amounts in thousands):

	For the fiscal years ended
	January 1, 2022	January 2, 2021	December 28, 2019
Beginning of year balance	$6,182	$3,945	$308
Increase in current period tax positions	214	794	749
Increase in prior period tax positions	4,846	1,443	2,888
Lapse of limitations	(1,002)	-	-
End of year balance	$10,240	$6,182	$3,945

12. STOCKHOLDERS’ EQUITY

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

13. SHARE-BASED COMPENSATION

Stock Incentive Plans

On July 2, 2021, the Company's Board of Directors adopted the Company's 2021 Stock Incentive Plan (the “2021 Omnibus Incentive Plan”). The 2021 Omnibus Incentive Plan permits the grant of Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Stock or Cash Based Awards and Dividend Equivalents to enhance the Company's ability to attract, retain, and motivate persons who make important contributions to the Company. During the fiscal year ended January 1, 2022, the Company granted Restricted Stock Units under the 2021 Omnibus Incentive Plan.

On April 19, 2021, the Company’s Board of Directors adopted the Company’s Amended and Restated 2017 Stock Incentive Plan (the “Amended 2017 Plan”). The Amended 2017 Plan (i) provides for the issuance of shares of common stock, as opposed to the Class B common stock previously issuable under the plan, to align with the Company’s Amended and Restated Certificate of Incorporation and (ii) modified the vesting terms of the existing issued performance-vesting options to vest upon the achievement of volume weighted average price (“VWAP”) per share hurdles for any ninety consecutive days commencing on or after the nine-month anniversary of the IPO. On June 17, 2021, the Company established the VWAP per share hurdles for the performance-vesting options, which resulted in an accounting modification to outstanding awards under the Amended 2017 Plan on that date.

The issuance of shares of common stock rather than Class B common stock resulted in an accounting modification on April 19, 2021 to the Company’s time-vesting options; however, the incremental fair value was not material.

Amended 2017 Plan

Outstanding awards granted under the Amended 2017 Plan included time-vesting options, performance-vesting options, restricted stock awards, and most awards granted to Participants consist of 50% time-vesting options and 50% performance-vesting options. Time-vesting options vest 20% per year over a period of 5 years, and the only condition to vesting is the passage of time. The related compensation expense is recognized ratably over the required service period. Time-vesting options will fully vest upon the sale of the Company. The Company also awards accelerator-vesting options, which are subject to the time-based vesting schedule of 20% per year over a period of 5 years and provide additional value to holders, should the Company meet specified return levels to its stockholders.

Time-Vesting Options

To determine the fair value of time-vesting options under the Amended 2017 Plan, the Company utilizes a Black-Scholes model. For the fiscal years ended January 2, 2021 and December 28, 2019, the weighted average grant date fair value of time-vesting options granted was $6.24 per share and $7.26 per share, respectively. The assumptions used to value time-vesting options granted during the fiscal years ended January 2, 2021 and December 28, 2019 are as follows:

	For the fiscal years ended
	January 2, 2021	December 28, 2019
Risk-free interest rate	0.45 - 0.50%	2.98%
Expected term (in years)	6.5	6.0
Expected volatility	45.00 - 50.00%	50.00%
Expected dividend yield	0.00%	0.00%
Underlying price per share	$8.82 - $15.00	$10.42
Strike price	$9.76 - $15.00	$4.88

No time-vesting options were awarded during the fiscal year ended January 1, 2022 under the Amended 2017 Plan.

Performance-Vesting Options

Completion of the Company’s IPO in April 2021 resulted in the Company’s performance-vesting options becoming eligible to potentially vest. The weighted average grant date fair value of performance-vesting options granted during the fiscal years ended January 2, 2021 and December 28, 2019 was $5.70 and $5.28, respectively. Upon completion of the IPO, the Company recognized compensation expense of $3.2 million, representing the time elapsed from the respective grant dates of the outstanding awards to the completion of the IPO in proportion to the total requisite service period of the awards, multiplied by the respective original grant date fair values. The compensation expense recorded was included in corporate expenses and branch and regional administrative expenses in the accompanying consolidated statements of operations for the fiscal year ended January 1, 2022. The Company recorded compensation expense from the IPO date to the modification date of $0.4 million, which was also included in corporate expenses and branch and regional administrative expenses in the accompanying consolidated statements of operations for the fiscal year ended January 1, 2022.

As a result of the June 17, 2021 modification, described above, the Company calculated the fair value of the outstanding performance-vesting options immediately before and immediately after the modification using the Monte Carlo option-pricing model. The fair value inputs included in the modification calculation were expected term of 6.5-9.4 years based on grant date, expected volatility of 45.00%, risk free rate of 1.45%, cost of equity of 10.5% and an assumed dividend yield of 0.00%. The Company calculated incremental fair value of $8.8 million resulting from the modification, which, along with the unrecognized compensation expense of $4.4 million under the original terms, will be recognized prospectively over the revised remaining requisite service period. The Company recorded compensation expense for the period from the modification date through January 1, 2022 of $6.5 million, which is included in corporate expenses and branch and regional administrative expenses in the accompanying consolidated statements of operations for the fiscal year ended January 1, 2022. Unrecognized compensation expense as of January 1, 2022 associated with outstanding performance-vesting options was $6.6 million which will be recognized over the remaining requisite service period of 0.5 years.

The Company did not incur or record any expense associated with the performance-vesting options during the fiscal years ended January 2, 2021 and December 28, 2019.

No accelerator-vesting options were granted during the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019.

Director Restricted Stock Units - Amended 2017 Plan

In accordance with the Amended 2017 Plan, an aggregate of no more than 307,500 shares of common stock are reserved for settlement of deferred restricted stock units (“Pre-IPO Deferred RSUs”). Pre-IPO Deferred RSUs fully vest on the grant date and convert to common shares upon the earlier of (1) the sale of the Company or (2) termination of service.

On May 6, 2020, the Company issued 92,250 deferred restricted stock units that were valued at $0.8 million and originally included in other current liabilities in the accompanying consolidated balance sheet. While classified as a liability, these deferred restricted stock units were continuously re-measured at fair value and an additional $0.6 million was recognized. On November 6, 2020, these deferred restricted stock units were reclassified to deferred restricted stock units in the accompanying consolidated balance sheet. The value of the remaining unsettled awards was recognized in deferred restricted stock units as of January 1, 2022 and January 2, 2021 in the accompanying consolidated balance sheets. There were no awards granted during the fiscal year ended January 1, 2022.

The Pre-IPO Deferred RSUs contain a put right, which would require the Company, at the option of the Participant, to repurchase all the Pre-IPO Deferred RSUs in event of the Participant’s termination at fair market value. The existence of this put right prevents the Participant from bearing the risks and rewards of ownership during the six month period following the vesting date as the put right requires the Company to purchase all shares the Participant received at fair market value on the repurchase date. Based on the nature of the Pre-IPO Deferred RSUs, management determined the awards, upon grant, have characteristics of a liability and accounts for them as liabilities initially.

After the Award has been outstanding for six months and a day, the Participant is subject to the risk and rewards of ownership, and the Award is reclassified to temporary equity, or when the Award has been settled, if earlier. As the put right is exercisable only when the Participant terminates his or her service, which is outside the control of the Company, the Company has classified the awards outstanding subsequent to the initial six-month period as temporary equity.

The Pre-IPO Deferred RSUs are recorded at fair value upon issuance and are remeasured at fair value at each reporting date while classified as a liability and immediately prior to being reclassified as temporary equity. As the Pre-IPO Deferred RSUs are contingently redeemable, the Company does not subsequently adjust the redemption value once classified as temporary equity as it is not deemed probable that the Participant will terminate his or her service. As of both January 1, 2022 and January 2, 2021, the Company had recorded $2.1 million in temporary equity related to all outstanding awards in the accompanying consolidated balance sheets.

As of both January 1, 2022 and January 2, 2021, there were 194,750 Pre-IPO Deferred RSUs outstanding, all of which were fully vested. The weighted average grant date fair value of Pre-IPO Deferred RSUs granted during the fiscal year ended January 2, 2021 was $8.82. The aggregate intrinsic value of the Pre-IPO Deferred RSUs is calculated as the positive difference between the prices paid, if any, of the Pre-IPO Deferred RSUs and the fair value of the Company’s common stock. The aggregate intrinsic value of Pre-IPO Deferred RSUs vested during the fiscal year ended January 2, 2021 was $1.4 million. No Pre-IPO Deferred RSUs vested during the fiscal years ended January 1, 2022, and December 28, 2019.

The compensation expense related to the Pre-IPO Deferred RSUs was $1.4 million for the fiscal year ended January 2, 2021. There was no compensation expense related to the Pre-IPO Deferred RSUs for the fiscal years ended January 1, 2022, and December 28, 2019. This expense is included in corporate expenses in the accompanying consolidated statements of operations.

2021 Omnibus Incentive Plan

Outstanding awards under the 2021 Omnibus Incentive Plan as of January 1, 2022 include restricted stock units which were granted to certain members of the Board of Directors and certain members of management of the Company. These restricted stock units vest over time and upon vesting convert into shares of common stock on a one-for-one basis.

Director Restricted Stock Units

On June 30, 2021, the Company awarded Directors an aggregate of 52,545 restricted stock units (“Director RSU's”) under the 2021 Omnibus Incentive Plan. The Director RSU's awarded on June 30, 2021 vest over a one-year period. The weighted average grant date fair value of Director RSUs granted during the fiscal year ended January 1, 2022 was $12.37. The Company recorded $0.3 million of compensation expense during the fiscal year ended January 1, 2022. This expense is included in corporate expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense associated with the Director RSU's as of January 1, 2022 was $0.3 million.

Management Restricted Stock Units

On December 29, 2021, the Company awarded certain members of Management an aggregate of 2,400,000 restricted stock units (“Management RSU's”) under the 2021 Omnibus Incentive Plan. The Management RSU's awarded on December 29, 2021 vest over a four-year period. The weighted average grant date fair value of Management RSUs granted during the fiscal year ended January 1, 2022 was $7.00. The Company recorded $34.5 thousand of compensation expense during the fiscal year ended January 1, 2022. This expense is included in corporate expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense associated with the Management RSU's as of January 1, 2022 was $16.8 million.

The following table summarizes the Company’s option and restricted stock units activity since December 29, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Total Intrinsic Value (in thousands)
Outstanding at December 29, 2018	14,206,246	$4.88	9.0	$78,703
Granted	220,376	4.88	-	-
Forfeited	(256,734)	4.88	-	-
Outstanding at December 28, 2019	14,169,888	4.88	8.0	78,501
Granted	1,789,694	14.19	-	-
Forfeited	(385,684)	4.88	-	-
Outstanding at January 2, 2021	15,573,898	6.62	7.3	130,546
Granted	2,452,545	-	-	-
Exercised	(198,764)	4.88	-	331,610
Forfeited	(105,048)	8.43	-	-
Outstanding at January 1, 2022	17,722,631	5.71	6.8	29,657
Exercisable at January 1, 2022	6,224,353	6.48	6.0	11,442
Vested and expected to vest at January 1, 2022	17,722,631	5.71	6.8

Total compensation expense for all awards under the Amended 2017 Plan and 2021 Omnibus Incentive Plan was $13.6 million, $3.3 million, and $1.9 million, for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively. Total unrecognized compensation expense for all awards under the Amended 2017 Plan and 2021 Omnibus Incentive Plan was $28.6 million and $17.5 million as of January 1, 2022 and January 2, 2021, respectively. The weighted-average period over which this expense is expected to be recognized is 1.0 years. The total fair value of options vested during the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019 was $2.8 million, $4.9 million, and $1.7 million, respectively.

Employee Stock Purchase Plan

On April 28, 2021, the Company’s Board of Directors adopted the Aveanna Healthcare Holdings Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). Initially, a maximum of 5,404,926 shares of the Company’s common stock are authorized for issuance under the ESPP. Under the ESPP, shares of common stock may be purchased by eligible participants during defined purchase periods at 85% of the lesser of the closing price of the Company’s common stock on the first day or last day of each purchase period. The first purchase period for the ESPP began on August 1, 2021 and ended on December 31, 2021. The Company used a Black-Scholes option pricing model to value the common stock purchased as part of the Company's ESPP. The fair value estimated by the option pricing model is affected by the price of the common stock as well as subjective variables that include assumed interest rates, the expected dividend yield, and the expected share volatility over the term of the award. Fair value inputs for the purchase period in 2021 included assumed risk free interest rate of 0.05%, expected volatility of 32%, and expected dividend yield of 0.00%. The Company recorded compensation expense of $0.9 million associated with the purchase period which is included in corporate expenses, branch and regional administrative expenses and cost of revenue, excluding depreciation and amortization in the accompanying consolidated statements of operations for the fiscal year ended January 1, 2022. There was no such expense in the fiscal years ended January 2, 2021, and December 28, 2019. On December 31, 2021 the purchase period ended and participants purchased a total of 369,320 shares of common stock at a price of $6.29 per share.

14. LEASES

The Company has historically entered into operating leases for local branches, its corporate headquarters, and certain equipment. The Company’s current leases have expiration dates through 2030. Certain of these lease arrangements have free rent periods and/or escalating rent payment provisions. Rent is recognized on a straight-line basis over the lease term. Certain of the Company’s leases include termination options and renewal options for periods ranging from one to five years. Because the Company is not reasonably certain to exercise termination options, the options are not considered in determining the lease term, and payments for the full lease term are included in lease payments. Because the Company is not reasonably certain to exercise renewal options, the options are not considered in determining the lease term, and payments associated with the option years are excluded from lease payments. The Company’s leases do not contain material residual value guarantees.

Management exercises judgment in the determination of whether a financial arrangement includes a lease and in determining the appropriate discount rates to be applied to leases. When available, the Company uses the implicit discount rate in the lease contract to discount lease payments to present value. If an implicit discount rate is not available in the lease contract, the Company uses its incremental borrowing rate.

Amounts reported in the accompanying consolidated balance sheets as of January 1, 2022 and January 2, 2021 for operating leases were as follows (amounts in thousands):

	As of
	January 1, 2022	January 2, 2021
Operating lease right of use assets	$51,992	$46,217
Current portion of operating lease liabilities	$13,534	$11,884
Operating lease liabilities, less current portion	44,682	40,246
Total operating lease liabilities	$58,216	$52,130

Lease Costs

The components of lease cost for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019 are as follows (amounts in thousands):

	For the fiscal years ended
	January 1, 2022	January 2, 2021	December 28, 2019
Operating Lease Costs:
Operating lease cost	$19,326	$17,919	$16,846
Impairment of operating lease right of use assets	-	-	402
Total operating lease costs	19,326	17,919	17,248
Variable lease costs	3,206	2,795	2,518
Short-term lease costs	1,919	491	374
Total lease cost	$24,451	$21,205	$20,140

Supplemental Information

Information related to the Company’s operating lease right of use assets and related operating lease liabilities are as follows (dollar amounts in thousands):

	For the fiscal years ended
	January 1, 2022	January 2, 2021
Cash payments of operating lease liabilities	$(19,697)	$(18,202)
Operating lease right of use assets obtained in exchange for new operating lease liabilities	22,927	15,422
Reduction to operating lease right of use assets resulting from reduction to operating lease liabilities	(799)	(366)
Weighted average remaining lease term	4.54 years	4.91 years
Weighted average discount rate	8.29%	9.35	%practical

Maturity of Operating Lease Liabilities

Maturities of operating lease liabilities as of January 1, 2022 are as follows (amounts in thousands):

Year Ending:
December 31, 2022	$17,884
December 30, 2023	16,466
December 28, 2024	12,676
January 3, 2026	9,336
January 2, 2027	5,953
Thereafter	8,676
Total undiscounted lease payments	70,992
Less: Imputed Interest	(12,776)
Total	58,216

Financing Leases

Financing leases include provisions to purchase the asset at the conclusion of the lease. The Company’s current leases have expiration dates through 2023. Financing assets of $0.9 million and $1.8 million are included in property and equipment, net on the consolidated balance sheets as of January 1, 2022 and January 2, 2021, respectively. Financing liabilities of $0.6 million and $0.7 million are included in other current liabilities and other long-term liabilities, respectively, on the consolidated balance sheets as of January 1, 2022 . Financing liabilities of $0.6 million and $1.5 million are included in other current liabilities and other long-term liabilities, respectively, on the consolidated balance sheets as of January 2, 2021.

15. COMMITMENTS AND CONTINGENCIES

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

The Company maintains primary commercial insurance coverage on a claims-made basis for professional malpractice claims with a $1.0 million per claim deductible and $5.5 million per claim and annual aggregate limits as of October 1, 2021. Prior to October 1, 2021, the Company maintained primary commercial insurance coverage on a claim basis for professional malpractice claims with a $0.5 million per claim deductible and $6.0 million per claim and annual aggregate limits. Moreover, the Company maintains excess insurance coverage for professional malpractice claims. In addition, the Company maintains workers’ compensation insurance with a $0.5 million per claim deductible and statutory limits. The Company reimburses insurance carriers for deductible losses under these policies. The Company’s insurance carriers require collateral to secure the Company’s obligation to reimburse insurance carriers for these deductible payments. Collateral as of January 1, 2022 was comprised of $17.6 million of issued letters of credit, $2.9 million in cash collateral, and $2.9 million in surety bonds. Collateral as of January 2, 2021 was comprised of $18.8 million of issued letters of credit, $2.9 million in cash collateral, and $2.3 million in surety bonds.

As of January 1, 2022, insurance reserves totaling $80.5 million were included on the consolidated balance sheets, representing $38.7 million and $41.8 million of reserves for professional malpractice claims and workers’ compensation claims, respectively. At January 2, 2021 , insurance reserves totaling $74.6 million were included on the consolidated balance sheets, representing $38.5 million and $36.1 million of reserves for professional malpractice claims and workers’ compensation claims, respectively.

Litigation and Other Current Liabilities

On December 16, 2016, Aveanna Healthcare LLC (f/k/a BCPE Eagle Buyer LLC) entered into a stock purchase agreement with Epic/Freedom, LLC, Epic Acquisition, Inc., and FHH Holdings, Inc. for Aveanna Healthcare LLC to acquire Epic Acquisition, Inc. and FHH Holdings, Inc. (the “Acquisition”). The Acquisition closed on March 16, 2017. On February 19, 2020, the Company entered into a settlement agreement for a legal claim totaling $50.0 million related to the Acquisition. The settlement proceeds were included in other income (expense) in the accompanying consolidated statements of operations for the fiscal year ended January 2, 2021.

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

Healthcare Regulatory Matters

Starting on October 30, 2019 the Company has received grand jury subpoenas (“Subpoenas”) issued by the U.S. Department of Justice, Antitrust Division (the “Antitrust Division”) requiring the production of documents and information pertaining to nurse wages, reimbursement rates, and hiring activities in a few of its local markets. The Company is fully cooperating with the Antitrust Division with respect to this investigation and management believes this matter is not probable to materially impact the Company’s business, results of operations or financial condition. However, based on the information currently available to the Company, management cannot predict the timing or outcome of this investigation or predict the possible loss or range of loss, if any, associated with the resolution of this litigation.

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

16. EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries sponsor several defined contribution retirement plans, which qualify under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Certain of the Company’s retirement plans require or allow for contributions by the Company. Company contributions to the plans were approximately $4.8 million, $4.2 million, and $3.7 million for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019 and are included in cost of revenue, excluding depreciation and amortization, branch and regional administrative expenses, and corporate expenses in the accompanying consolidated statements of operations.

17. COVID-19

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

In response to COVID-19, the U.S. Government enacted the CARES Act on March 27, 2020. The CARES Act has impacted the Company as follows:

Provider Relief Fund (“PRF”): Beginning in April 2020, funds were distributed to health care providers who provide or provided diagnoses, testing, or care for individuals with possible or actual cases of COVID-19. In fiscal year 2020, the Company received PRF payments from HHS totaling $25.1 million, which were included in government stimulus liabilities in the accompanying consolidated balance sheet as of January 2, 2021. On March 5, 2021, we repaid these PRF payments in full. In December 2021, we also received PRF payments from HHS totaling $2.5 million. We repaid these PRF payments in full in December 2021.

State Sponsored Relief Funds: In fiscal year 2020, the Company received $4.8 million of stimulus funds from the Commonwealth of Pennsylvania Department of Human Services (“Pennsylvania DHS”). Such funds were not applied for or requested. The Company did not receive stimulus funds from any individual state other than Pennsylvania. The Company recognized $0.5 million of income related to these funds in fiscal year 2020, with the remaining $4.3 million included in government stimulus liabilities in the accompanying consolidated balance sheet as of January 2, 2021. On February 4, 2021, the Company repaid the remaining $4.3 million of direct stimulus funds to Pennsylvania DHS.

Deferred payment of the employer portion of social security taxes: The Company was permitted to defer payments of the employer portion of social security taxes in fiscal year 2020, which are payable in 50% increments, with the first 50% due by December 31, 2021 and the second 50% due by December 31, 2022. The Company did not defer any payroll taxes after December 31, 2020. In December 2021, the Company repaid $25.9 million of deferred payroll taxes. As of January 1, 2022, the Company had remaining deferred payments of $25.5 million of social security taxes in total, which is recorded in the current portion of deferred payroll taxes in the accompanying consolidated balance sheet. As of January 2, 2021 the Company had deferred $49.6 million which is recorded in the current portion of deferred payroll taxes and in the deferred payroll taxes, less current portion liabilities in the accompanying consolidated balance sheet.

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

Medicare Advances: Certain of the home health and hospice companies the Company has acquired received advance payments from the CMS in April 2020, pursuant to the expansion of the Accelerated Payments Program provided for in the CARES Act. These advances became repayable beginning one year from the date on which the accelerated advance was issued. The repayments occur via offsets by CMS to current payments otherwise due from Medicare at a rate of 25% for the first eleven months. After the eleven months end, payments will be recouped at a rate of 50% for another six months, after which any remaining balance will become due. Gross advances received by acquired companies in April 2020 totaled $15.7 million. The Company began repaying the gross amount of the advances, via the offset mechanism described above, during the second quarter of fiscal year 2021, and had repaid an aggregate amount of $12.2 million of such advances as of January 1, 2022. Remaining unpaid advances as of January 1, 2022 totaled $3.5 million and are recorded in other current liabilities in the accompanying consolidated balance sheet.

Temporary Suspension of Medicare Sequestration: The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called a sequestration. Medicare fee-for-service claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments. All Medicare rate payments and settlements are subject to this mandatory reduction, which will continue to remain in place through at least 2023, unless Congress takes further action. In response to COVID-19, the CARES Act temporarily suspended the automatic 2.0% reduction of Medicare claim reimbursements for the period from May 1, 2020 through December 31, 2021. In December 2021, Congress extended the suspension of the automatic 2.0% reduction through March 2022 and reduced the sequestration adjustment to 1% from April 1, 2022 through June 30, 2022, with the full 2.0% reduction for sequestration resuming thereafter.

18. RELATED PARTY TRANSACTIONS

The Company had entered into an advisory services agreement with affiliates of certain stockholders of the Company (the “Management Agreement”). Under this agreement, the managers provided general and strategic advisory services and were paid a quarterly management fee plus out of pocket expenses. Upon completion of the IPO, the Management Agreement was terminated. Additionally, the managers agreed to waive the fee due to them from the Company upon the successful completion of the IPO. The Company incurred management fees and expenses totaling $0.8 million during the fiscal year ended January 1, 2022, $3.3 million during the fiscal year ended January 2, 2021, and $3.3 million during the fiscal year ended December 28, 2019, which are included in corporate expenses in the accompanying consolidated statements of operations. The Company did not owe any amounts in connection with the Management Agreement as of January 1, 2022. Amounts owed by the Company in connection with the Management Agreement totaled $1.6 million as of January 2, 2021 and were included in accounts payable and other accrued liabilities on the consolidated balance sheets.

One of the Company’s stockholders has an ownership interest in a revenue cycle vendor used by the Company for eligibility and clearinghouse billing services. Fees for such services totaled $0.4 million, $0.5 million, and $0.4 million during the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively, and are included in corporate expenses in the accompanying consolidated statements of operations. The Company did not owe any amounts in connection with the expenses described above as of January 1, 2022 and January 2, 2021, respectively.

As of January 1, 2022, one of the Company’s stockholders owned 6.6% of the Company’s 2021 Extended Term Loan.

19. SEGMENT INFORMATION

The Company’s operating segments have been identified based upon how management has organized the business by services provided to customers and how the chief operating decision maker (“CODM”) manages the business and allocates resources. The Company has three operating segments and three reportable segments, Private Duty Services, Home Health & Hospice, and Medical Solutions. The PDS segment predominantly includes private duty skilled nursing services, unskilled and personal care services, and pediatric therapy services. The HHH segment provides home health and hospice services to predominately elderly patients. Through the MS segment, the Company provides enteral nutrition and other products to adults and children, delivered on a periodic or as-needed basis.

The CODM evaluates performance using gross margin (and gross margin percentage). Gross margin includes revenue less all costs of revenue, excluding depreciation and amortization, but excludes branch and regional administrative expenses, corporate expenses and other non-field expenses. The CODM does not evaluate a measure of assets when assessing performance.

Results shown for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

The following tables summarize the Company’s segment information for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively (amounts in thousands):

	For the fiscal year ended January 1, 2022
	PDS	HHH	MS	Total
Revenue	$1,358,116	$177,272	$143,230	$1,678,618
Cost of revenue, excluding depreciation and amortization	963,257	93,557	79,400	1,136,214
Gross margin	$394,859	$83,715	$63,830	$542,404
Gross margin percentage	29.1%	47.2%	44.6%	32.3%

	For the fiscal year ended January 2, 2021
	PDS	HHH	MS	Total
Revenue	$1,329,745	$31,180	$134,180	$1,495,105
Cost of revenue, excluding depreciation and amortization	949,048	17,869	73,673	1,040,590
Gross margin	$380,697	$13,311	$60,507	$454,515
Gross margin percentage	28.6%	42.7%	45.1%	30.4%

	For the fiscal year ended December 28, 2019
	PDS	HHH	MS	Total
Revenue	$1,254,117	$17,071	$112,877	$1,384,065
Cost of revenue, excluding depreciation and amortization	889,970	11,077	63,767	964,814
Gross margin	$364,147	$5,994	$49,110	$419,251
Gross margin percentage	29.0%	35.1%	43.5%	30.3%

	For the fiscal years ended
Segment Reconciliation:	January 1, 2022	January 2, 2021	December 28, 2019
Total segment gross margin	$542,404	$454,515	$419,251
Branch and regional administrative expenses	297,381	240,946	227,762
Corporate expenses	130,387	113,828	113,235
Goodwill impairment	117,702	75,727	-
Depreciation and amortization	20,550	17,027	14,317
Acquisition-related costs	12,832	9,564	22,661
Other operating (income) expenses	(337)	910	2,322
Operating (loss) income	(36,111)	(3,487)	38,954
Interest income	253	345	207
Interest expense	(68,930)	(82,983)	(92,296)
Loss on debt extinguishment	(13,702)	(73)	(4,858)
Other income (expense)	4,914	34,464	(17,037)
Loss before income taxes	$(113,576)	$(51,734)	$(75,030)

20. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is calculated by dividing net loss by the diluted weighted average number of shares of common stock outstanding for the period. For purposes of this calculation, outstanding stock options are considered potential dilutive shares of common stock. The following is a computation of basic and diluted net loss per share (amounts in thousands, except per share amounts):

	For the fiscal years ended
	January 1, 2022	January 2, 2021	December 28, 2019
Numerator:
Net loss	$(117,044)	$(57,050)	$(76,516)
Denominator:
Weighted average shares of common stock outstanding (1), basic and diluted	170,625	140,972	136,906
Net loss per share, basic and diluted	$(0.69)	$(0.40)	$(0.56)

Dilutive securities outstanding not included in the computation of diluted net loss per share as their effect is antidilutive:
Stock options	17,723	15,574	14,170

1.
The calculation of weighted average shares of common stock outstanding includes all vested deferred restricted stock units.

21. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

Aveanna Healthcare Holdings Inc.
(Parent Company Only)
Condensed Balance Sheets
(Amounts in thousands, except share and per share data)

	As of
	January 1, 2022	January 2, 2021
Assets:
Investment in subsidiaries	$637,951	$267,169
Total assets	637,951	267,169
Deferred restricted stock units	2,135	2,135
Stockholders’ equity:
Preferred stock, $0.01 par value as of January 1, 2022 and no par value as of January 2, 2021,
5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value, 1,000,000,000 shares authorized;
184,732,268 and 141,928,184 issued and outstanding, respectively	1,847	1,419
Additional paid-in capital	1,208,645	721,247
Accumulated deficit	(574,676)	(457,632)
Total stockholders’ equity	635,816	265,034
Total liabilities, deferred restricted stock units, and stockholders’ equity	$637,951	$267,169

Aveanna Healthcare Holdings Inc.
(Parent Company Only)
Condensed Statement of Operations
(Amounts in thousands, except per share data)

	For the fiscal years ended
	January 1, 2022	January 2, 2021	December 28, 2019
Equity in net loss of subsidiaries	$(117,044)	$(57,050)	$(76,516)
Net loss	$(117,044)	$(57,050)	$(76,516)
Net loss per share, basic and diluted	$(0.69)	$(0.40)	$(0.56)
Weighted average shares of common stock outstanding, basic and diluted	170,625	140,972	136,906

The accompanying note is an integral part of these condensed financial statements.

A statement of cash flows has not been presented as Aveanna Healthcare Holdings Inc. did not have any cash as of or for the years ended January 1, 2022, January 2, 2021, and December 28, 2019.

Note to Condensed Financial Statements of Registrant (Parent Company Only)

Basis of Presentation

These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of Aveanna Healthcare Holdings Inc. (“Parent”) (as defined in Rule 4-08(e)(3) of Regulation S-X) as of January 1, 2022 exceeded 25% of the consolidated net assets of the Company. The ability of the Company’s operating subsidiaries to pay dividends may be restricted due to the terms of the First Lien Term Loan, Revolver and Second Lien Term Loan, which are discussed in Note 7 – Long-Term Obligations.

These condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes thereto.

22. SUBSEQUENT EVENTS

On February 9, 2022, the Company entered into interest rate cap agreements for an aggregate notional amount of $880 million and a cap rate of 3.00%. The cap agreements provide that the counterparty will pay the Company the amount by which LIBOR exceeds 3.00% in a given measurement period and have an expiration date of February 28, 2027.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures which are designed to provide reasonable assurance of achieving their objectives and to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, disclosed and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is also accumulated and communicated to our management and Board of Directors to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K, as of January 1, 2022, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 1, 2022, the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the last fiscal quarter that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Exemption from Management's Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference in the 2022 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended January 1, 2022.

Code of Conduct and Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. This code of ethics, which is entitled Aveanna Healthcare Code of Conduct and Ethics, is posted at our internet website, http://www.aveanna.com. Any amendments to, or waivers of, the code of ethics will be disclosed on our website promptly following the date of such amendment or waiver. The reference to our website address does not constitute incorporation by reference of any of the information contained on the website, and such information is not a part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference in the 2022 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended January 1, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference in the 2022 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended January 1, 2022.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference in the 2022 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended January 1, 2022.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference in the 2022 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended January 1, 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements. See Part II, Item 8, of this Annual Report on Form 10-K.

2. Financial Statement Schedules. There are no financial statement schedules included in this Annual Report on Form 10-K as they are either not applicable or included in the financial statements set forth under Part II, Item 8, of this Annual Report on Form 10-K

3. Exhibits. The following exhibits are submitted with this Annual Report on Form 10-K or, where indicated, incorporated by reference to other filings.

Exhibit Index

Exhibit Number	Description
2.1

Membership Interest Purchase Agreement, dated September 27, 2021, by and among Aveanna Healthcare Senior Services LLC, Comfort Care Home Health Services, LLC, Comfort Care Hospice, L.L.C., Premier Medical Housecall, LLC and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2021).

2.2

Stock Purchase Agreement, dated November 14, 2021, by and among Aveanna Healthcare LLC, Dunn & Berger, Inc. d/b/a Accredited Nursing Services and the other parties thereto (incorporated by reference to Exhibit 2.2 of the Company’s Form 10-Q filed with the SEC on November 15, 2021).

3.1

Second Amended and Restated Certificate of Incorporation of Aveanna Healthcare Holdings Inc. (incorporated by reference to Exhibit 3.3 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021).

3.2

Second Amended and Restated Bylaws of Aveanna Healthcare Holdings Inc. (incorporated by reference to Exhibit 3.5 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021).

4.1*	Description of Securities.
4.2	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.4 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021).
4.3	Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 4.5 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021).
10.1

First Lien Credit Agreement, dated as of March 16, 2017, by and among Aveanna Healthcare Intermediate Holdings LLC (f/k/a BCPE Eagle Intermediate Holdings LLC), Aveanna Healthcare Holdings Inc. (f/k/a BCPE Eagle Buyer LLC) as borrower, the other credit parties, Barclays Bank PLC as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021).

10.2

Joinder Agreement and Amendment to the First Lien Credit Agreement, dated as of July 1, 2018, by and among Aveanna Healthcare LLC as borrower, the other credit parties, Barclays Bank PLC as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021).

10.3

Amendment No. 2 to the First Lien Credit Agreement, dated as of March 19, 2020, by and among Aveanna Healthcare LLC as borrower, the other credit parties, Barclays Bank PLC as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021).

10.4

Amendment No. 3 to the First Lien Credit Agreement, dated as of April 1, 2020, by and among Aveanna Healthcare LLC as borrower, the other credit parties, Barclays Bank PLC as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021).

10.5

Second Joinder Agreement and Fourth Amendment to the First Lien Credit Agreement, dated as of September 21, 2020, by and among Aveanna Healthcare LLC as borrower, the other credit parties, Barclays Bank PLC as the administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.6 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021).

10.6	Amended and Restated 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021).
10.7

Amended and Restated Employment Agreement, dated as of March 15, 2017, by and among Aveanna Healthcare LLC (f/k/a BCPE Eagle Buyer, LLC), Pediatric Services of America, Inc. and Rodney D. Windley (incorporated by reference to Exhibit 10.9 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021).

10.8

First Amendment to Amended and Restated Employment Agreement, dated as of January 23, 2018, by and among Aveanna Healthcare LLC (f/k/a BCPE Eagle Buyer, LLC), Pediatric Services of America, Inc. and Rodney D. Windley (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021).

10.9

Amended and Restated Employment Agreement, dated as of March 15, 2017, by and among Aveanna Healthcare LLC (f/k/a BCPE Eagle Buyer, LLC), Pediatric Services of America, Inc. and H. Anthony Strange (incorporated by reference to Exhibit 10.11 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021).

10.10

First Amendment to Amended and Restated Employment Agreement, dated as of January 23, 2018, by and among Aveanna Healthcare LLC (f/k/a BCPE Eagle Buyer, LLC), Pediatric Services of America, Inc. and H. Anthony Strange (incorporated by reference to Exhibit 10.12 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021).

10.11

Amended and Restated Employment Agreement, dated as of March 15, 2017, by and among Aveanna Healthcare LLC (f/k/a BCPE Eagle Buyer LLC), Pediatric Services of America, Inc. and Jeffrey Shaner (incorporated by reference to Exhibit 10.13 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021).

10.12

First Amendment to Amended and Restated Employment Agreement, dated as of January 23, 2018, by and among Aveanna Healthcare LLC (f/k/a BCPE Eagle Buyer, LLC), Pediatric Services of America, Inc. and Jeffrey Shaner (incorporated by reference to Exhibit 10.14 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021).

10.13

Employment Agreement, dated as of June 29, 2018, by and between Aveanna Healthcare LLC and David Afshar (incorporated by reference to Exhibit 10.15 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021).

10.14

Amendment to Employment Agreement, dated as of March 2020, by and between Aveanna Healthcare LLC and David Afshar (incorporated by reference to Exhibit 10.16 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021).

10.15

Employment Agreement, dated as of March 26, 2017, by and between Aveanna Healthcare LLC (f/k/a BCPE Eagle Buyer LLC) and Shannon Drake (incorporated by reference to Exhibit 10.17 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021).

10.16

Amendment to Employment Agreement, dated as of March 16, 2020, by and between Aveanna Healthcare LLC and Shannon Drake (incorporated by reference to Exhibit 10.18 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021).

10.17

Third Joinder Agreement and Fifth Amendment to the First Lien Credit Agreement, dated as of March 11, 2021, by and among Aveanna Healthcare LLC as borrower, the other credit parties, Barclays Bank PLC as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.19 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021).

10.18

Extension Amendment to First Lien Credit Agreement, dated as of July 15, 2021, by and among Aveanna Healthcare LLC, Aveanna Healthcare Intermediate Holdings LLC, Barclays Bank PLC as administrative agent and the other lenders, agents and guarantors party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on July 20, 2021).

10.19

Amendment No. 7 to the First Lien Credit Agreement, dated as of August 9, 2021, by and among Aveanna Healthcare LLC, Aveanna Healthcare Intermediate Holdings LLC, Barclays Bank PLC as administrative agent and other lenders, agents, and guarantors party thereto (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2021).

10.20	2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021).
10.21	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.21 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021.
10.22	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.22 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021).
10.23

Second Lien Credit Agreement, dated December 10, 2021, by and among Aveanna Healthcare Intermediate Holdings LLC, Aveanna Healthcare LLC, the several lenders from time to time parties thereto, Barclays Bank PLC as the Administrative agent and Collateral agent, and Barclays Bank PLC, BMO Capital Markets Corp., JP Morgan Chase Bank, N.A., Royal Bank of Canada, Credit Suisse Loan Funding LLC, Goldman Sachs Banks USA, Bank of America, N.A., Deutsche Bank Securities Inc. and Jeffries Finance LLC, as the Joint Lead Arrangers and Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2021).

21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young, LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aveanna Healthcare Holdings Inc.

Date: March 28, 2022	By:	/s/ Tony Strange
Tony Strange
President, Chief Executive Officer and Member of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tony Strange	President, Chief Executive Officer and Member of the Board (Principal Executive Officer)	March 28, 2022
Tony Strange

/s/ David Afshar	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2022
David Afshar

/s/ Rodney D. Windley	Executive Chairman and Chairman of the Board	March 28, 2022
Rodney D. Windley

/s/ Victor F. Ganzi	Member of the Board	March 28, 2022
Victor F. Ganzi

/s/ Christopher R. Gordon	Member of the Board	March 28, 2022
Christopher R. Gordon

/s/ Devin O'Reilly	Member of the Board	March 28, 2022
Devin O'Reilly

/s/ Sheldon M. Retchin	Member of the Board	March 28, 2022
Sheldon M. Retchin

/s/ Steve E. Rodgers	Member of the Board	March 28, 2022
Steve E. Rodgers

/s/ Erica Schwartz	Member of the Board	March 28, 2022
Erica Schwartz

/s/ Robert M. Williams, Jr.	Member of the Board	March 28, 2022
Robert M. Williams, Jr.

/s/ Richard C. Zoretic	Member of the Board	March 28, 2022
Richard C. Zoretic