Form 10-Q
period 2022-04-02
Aveanna Healthcare Holdings, Inc.
filed 2022-05-11
CIK 1832332

insurance

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2022

or

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

As of May 2, 2022, the registrant had 184,732,268 shares of common stock, $0.01 par value per share, outstanding.

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
▪
delays in collection or non-collection of our patient accounts receivable, or recoupment of payments previously received, particularly during the business integration process or in connection with complying with the electronic visit verification ("EVV") data collection and submission requirements, could adversely affect our business, financial position, results of operations and liquidity;
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
▪
risks related to legal proceedings, claims and governmental inquiries given that the nature of our business exposes us to various liability claims, which may exceed the level of our insurance coverage; and
▪
the other risks described under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” contained in our Annual Report on Form 10-K filed on March 28, 2022.

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

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
	As of
	April 2, 2022	January 1, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,439	$30,490
Patient accounts receivable	240,895	218,917
Receivables under insured programs	6,900	6,373
Prepaid expenses	15,330	14,233
Other current assets	5,649	9,202
Total current assets	286,213	279,215
Property and equipment, net	29,491	31,374
Operating lease right of use assets	51,289	51,992
Goodwill	1,837,437	1,835,580
Intangible assets, net	102,196	102,851
Receivables under insured programs	27,615	25,530
Other long-term assets	41,788	7,829
Total assets	$2,376,029	$2,334,371

LIABILITIES, DEFERRED RESTRICTED STOCK UNITS, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$57,309	$52,624
Accrued payroll and employee benefits	53,019	54,565
Current portion of insurance reserves - insured programs	6,900	6,373
Current portion of insurance reserves	14,532	13,466
Securitization obligations	140,000	120,000
Current portion of long-term obligations	8,600	8,600
Current portion of operating lease liabilities	13,685	13,534
Current portion of deferred payroll taxes	25,523	25,523
Other current liabilities	48,222	50,146
Total current liabilities	367,790	344,831
Revolving credit facility	-	-
Long-term obligations, less current portion	1,225,428	1,226,517
Long-term insurance reserves - insured programs	27,615	25,530
Long-term insurance reserves	37,892	35,122
Operating lease liabilities, less current portion	43,651	44,682
Deferred income taxes	4,460	3,046
Other long-term liabilities	1,093	16,692
Total liabilities	1,707,929	1,696,420
Commitments and contingencies (Note 10)
Deferred restricted stock units	2,135	2,135
Stockholders’ equity:
Preferred stock, $0.01 par value as of April 2, 2022 and no par value as of January 2, 2021,
5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value, 1,000,000,000 shares authorized;
184,732,268 and 184,732,268 issued and outstanding, respectively	1,847	1,847
Additional paid-in capital	1,213,460	1,208,645
Accumulated deficit	(549,342)	(574,676)
Total stockholders’ equity	665,965	635,816
Total liabilities, deferred restricted stock units, and stockholders’ equity	$2,376,029	$2,334,371

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the three-month periods ended
	April 2, 2022	April 3, 2021
Revenue	$450,534	$417,160
Cost of revenue, excluding depreciation and amortization	305,708	285,477
Branch and regional administrative expenses	88,743	69,372
Corporate expenses	36,567	27,399
Depreciation and amortization	5,819	4,848
Acquisition-related costs	91	1,768
Other operating income	(170)	-
Operating income	13,776	28,296
Interest income	62	77
Interest expense	(22,364)	(22,425)
Other income	36,457	159
Income before income taxes	27,931	6,107
Income tax expense	(2,597)	(309)
Net income	$25,334	$5,798
Net income per share:
Net income per share, basic	$0.14	$0.04
Weighted average shares of common stock outstanding, basic	184,927	142,123
Net income per share, diluted	$0.14	$0.04
Weighted average shares of common stock outstanding, diluted	185,427	146,266

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	For the three-month period ended April 2, 2022
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022	184,732,268	$1,847	$1,208,645	$(574,676)	$635,816
Non-cash share-based compensation	-	-	4,815	-	4,815
Net income	-	-	-	25,334	25,334
Balance, April 2, 2022	184,732,268	$1,847	$1,213,460	$(549,342)	$665,965

	For the three-month period ended April 3, 2021
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 2, 2021	141,928,184	$1,419	$721,247	$(457,632)	$265,034
Non-cash share-based compensation	-	-	712	-	712
Net income	-	-	-	5,798	5,798
Balance, April 3, 2021	141,928,184	$1,419	$721,959	$(451,834)	$271,544

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)
	For the three-month periods ended
	April 2, 2022	April 3, 2021
Cash Flows From Operating Activities:
Net income	$25,334	$5,798
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,819	4,848
Amortization of deferred debt issuance costs	1,740	2,140
Amortization and impairment of operating lease right of use assets	4,193	3,550
Non-cash share-based compensation	4,815	712
Loss on disposal of licenses, property and equipment	(112)	(4)
Fair value adjustments on interest rate derivatives	(38,256)	(2,820)
Gain on sale of businesses	(170)	-
Deferred income taxes	1,414	694
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(22,552)	(22,852)
Prepaid expenses	(1,253)	(1,684)
Other current and long-term assets	3,554	1,957
Accounts payable and other accrued liabilities	5,199	(15,763)
Accrued payroll and employee benefits	(1,546)	(7,595)
Insurance reserves	3,836	3,466
Operating lease liabilities	(4,370)	(4,126)
Other current and long-term liabilities	2,879	(1,232)
Net cash used in operating activities	(9,476)	(32,911)
Cash Flows From Investing Activities:
Acquisitions of businesses, net of cash acquired	(1,394)	(500)
Proceeds from sale of businesses	460	-
Payment for interest rate cap	(11,725)	-
Purchases of property and equipment	(3,984)	(2,665)
Net cash used in investing activities	(16,643)	(3,165)
Cash Flows From Financing Activities:
Proceeds from securitization obligation	30,000	-
Repayment of securitization obligation	(10,000)	-
Principal payments on term loans	(2,150)	-
Principal payments on notes payable	(2,551)	(3,535)
Repayment of government stimulus funds	-	(29,444)
Principal payments of financing lease obligations	(181)	(203)
Payment of offering costs	-	(786)
Payment of debt issuance costs	-	(196)
Settlements with derivative counterparties	(2,050)	-
Net cash provided by (used in) financing activities	13,068	(34,164)
Net decrease in cash and cash equivalents	(13,051)	(70,240)
Cash and cash equivalents at beginning of period	30,490	137,345
Cash and cash equivalents at end of period	$17,439	$67,105

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$16,136	$20,207
Acquisition of property and equipment on accrual	$1,110	$2,520
Offering costs included in accounts payable and other accrued liabilities	$-	$1,874
Cash paid for income taxes, net of refunds received	$(161)	$(202)

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS

Aveanna Healthcare Holdings Inc. (together with its consolidated subsidiaries, referred to herein as the “Company”) is headquartered in Atlanta, Georgia and has locations in 33 states with concentrations in California, Texas and Pennsylvania, providing a broad range of pediatric and adult healthcare services including nursing, hospice, rehabilitation services, occupational nursing in schools, therapy services, day treatment centers for medically fragile and chronically ill children and adults, as well as delivery of enteral nutrition and other products to patients. The Company also provides case management services in order to assist families and patients by coordinating the provision of services between insurers or other payers, physicians, hospitals, and other healthcare providers. In addition, the Company provides respite healthcare services, which are temporary care provider services provided in relief of the patient’s normal caregiver. The Company’s services are designed to provide a high quality, lower cost alternative to prolonged hospitalization.

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

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited consolidated financial statements do not include all the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, these interim unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of April 2, 2022 and the results of operations for the three-month periods ended April 2, 2022 and April 3, 2021, respectively. The results reported in these interim unaudited consolidated financial statements should not be regarded as indicative of results that may be expected for any other period or the entire year. These interim unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended January 1, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2022.

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52 or 53-week fiscal year. The accompanying interim unaudited consolidated balance sheets reflect the accounts of the Company as of April 2, 2022 and January 1, 2022. For the three-month periods ended April 2, 2022 and April 3, 2021, the accompanying interim unaudited consolidated statements of operations, stockholders’ equity and cash flows reflect the accounts of the Company from January 2, 2022 through April 2, 2022 and January 3, 2021 through April 3, 2021, respectively.

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

Revenue is primarily derived from (i) pediatric healthcare services provided to patients including private duty nursing services, unskilled care, and therapy services; (ii) adult home health and hospice services (collectively “patient revenue”); and (iii) from the delivery of enteral nutrition and other products to patients (“product revenue”). The services provided by the Company have no fixed duration and can be terminated by the patient or the facility at any time, and therefore, each service provided is its own stand-alone contract. Incremental costs of obtaining a contract are expensed as incurred due to the short-term nature of the contracts.

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

The Company determines the transaction price based on established billing rates reduced by contractual adjustments and discounts provided to third-party payers and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. For the PDS, HHH, and MS businesses, implicit price concessions are based on historical collection experience. As of April 2, 2022 and January 1, 2022, estimated explicit and implicit price concessions of $57.8 million and $55.8 million, respectively, were recorded as reductions to patient accounts receivable balances to arrive at the estimated collectible revenue and patient accounts receivable. For the PDS, HHH, and MS businesses, most contracts contain variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense which is included as a component of operating expenses in the consolidated statements of operations. The Company did not record any bad debt expense for the three-month periods ended April 2, 2022 and April 3, 2021, respectively.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company derives a significant portion of its revenue from Medicaid, Medicaid MCO, Medicare and other payers that receive discounts from established billing rates. The regulations and various managed care contracts under which these discounts must be estimated are complex and subject to interpretation. Management estimates the transaction price on a payer-specific basis given its interpretation of the applicable regulations or contract terms. Updated regulations and contract negotiations occur frequently, necessitating regular review and assessment of the estimation process by management; however, there were no material revenue adjustments recognized from performance obligations satisfied or partially satisfied in previous periods for the three-month periods ended April 2, 2022 and April 3, 2021, respectively.

The following table presents revenue by payer type as a percentage of revenue for the three-month periods ended April 2, 2022 and April 3, 2021, respectively:

	For the three-month periods ended
	April 2, 2022	April 3, 2021
	Percentage	Percentage
Medicaid MCO	49.5%	55.8%
Medicaid	22.0%	24.8%
Commercial	10.1%	11.3%
Medicare	18.3%	7.7%
Self-pay	0.1%	0.4%
Total revenue	100.0%	100.0%

4. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following as of April 2, 2022 and January 1, 2022, respectively (dollar amounts in thousands):

Instrument	Stated Maturity Date	Contractual Interest Rate	Interest Rate as of April 2, 2022	April 2, 2022	January 1, 2022
2021 Extended Term Loan (1)	07/2028	L + 3.75%	4.25%	$855,700	$857,850
Term Loan - Second Lien Term Loan (1)	12/2029	L + 7.00%	7.50%	415,000	415,000
Revolving Credit Facility (1)	04/2026	L + 3.75%	4.25%	-	-
Total principal amount of long-term obligations				1,270,700	1,272,850
Less: unamortized debt issuance costs				(36,672)	(37,733)
Total amount of long-term obligations, net of unamortized debt issuance costs				1,234,028	1,235,117
Less: current portion of long-term obligations				(8,600)	(8,600)
Total amount of long-term obligations, net of unamortized debt issuance costs, less current portion				$1,225,428	$1,226,517
(1) L = Greater of 0.50% or one-month LIBOR

The 2021 Extended Term Loan and any Delayed Draw Term Loans bear interest, at the Company’s election, at a variable interest rate based on either LIBOR (subject to a minimum of 0.50%), or ABR (subject to a minimum of 2.00%) for the interest period relevant to such borrowing, plus an applicable margin of 3.75% for loans accruing interest based on LIBOR and an applicable margin of 2.75% for loans accruing interest based on ABR. As of April 2, 2022, the $860.0 million principal amount of the 2021 Extended Term Loan accrued interest at a rate of 4.25%.

The Second Lien Term Loan bears interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin (equal to 6.00%) plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the Prime Rate and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; or (2) an applicable margin (equal to 7.00%) plus LIBOR determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs; provided that such rate is not lower than a floor of 0.50%. As of April 2, 2022, the $415.0 million principal amount of the Second Lien Term Loan accrued interest at a rate of 7.50%.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debt issuance costs related to the term loans are recorded as a direct deduction from the carrying amount of the debt. The balance for debt issuance costs related to the term loans as of April 2, 2022 and January 1, 2022 was $36.7 million and $37.7 million, respectively. Debt issuance costs related to the Revolving Credit Facility and Delayed Draw Term Loans are recorded within other long-term assets. The balance for debt issuance costs related to the Revolving Credit Facility and Delayed Draw Term Loans as of April 2, 2022 and January 1, 2022 was $2.6 million and $3.2 million, respectively. The Company recognized interest expense related to the amortization of debt issuance costs of $1.7 million and $2.1 million during the three-month periods ended April 2, 2022 and April 3, 2021, respectively.

Issued letters of credit as of April 2, 2022 and January 1, 2022 were $17.6 million and $17.6 million, respectively. There were no swingline loans outstanding as of April 2, 2022 or January 1, 2022. Borrowing capacity under the Company's Revolving Credit Facility was $182.4 million as of April 2, 2022 and $182.4 million as of January 1, 2022.

The fair value of the long-term obligations was $1,270.7 million at April 2, 2022. Due to the variable rate nature of the 2021 Extended Term Loan and Second Lien Term Loan, the Company believes that the carrying amount approximates fair value at April 2, 2022.

The Company was in compliance with all financial covenants and restrictions under the foregoing instruments at April 2, 2022.

5. SECURITIZATION FACILITY

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

The outstanding balance under the Securitization Facility was $140.0 million and $120.0 million at April 2, 2022 and January 1, 2022, respectively. The balance accrues interest at a rate tied to the Bloomberg Short-term Bank Yield Index (“BSBY”) plus an applicable margin, which can increase or decrease based upon the Company's credit rating. The interest rate under the Securitization Facility was 2.39% and 2.08% at April 2, 2022 and January 1, 2022, respectively.

The Securitization Facility is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and the borrowings are presented as liabilities in the accompanying consolidated balance sheets; (ii) the accompanying consolidated statements of operations reflect the interest expense associated with the collateralized borrowings; and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within the accompanying consolidated statements of cash flows. The Securitization Facility is included within current liabilities on the accompanying interim unaudited consolidated balance sheets as it is collateralized by current patient accounts receivable and not because payments are due within one year of the balance sheet date.

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

The Company’s other assets and other liabilities measured at fair value are as follows (amounts in thousands):

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Fair Value Measurements at April 2, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$24,270	$-	$24,270
Interest rate swap agreements	-	10,369	-	10,369
Total derivative assets	$-	$34,639	$-	$34,639

	Fair Value Measurements at January 1, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap agreements	$-	$15,342	$-	$15,342
Total derivative liabilities	$-	$15,342	$-	$15,342

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

7. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates, and the Company seeks to mitigate a portion of this risk by entering into derivative contracts. The derivatives the Company currently uses are interest rate swaps and interest rate caps. The Company recognizes derivatives as either assets or liabilities at fair value on the accompanying consolidated balance sheets and does not designate the derivatives as hedging instruments. Changes in the fair value of derivatives are therefore recorded in earnings throughout the term of the respective derivatives.

In October 2018, the Company entered into two interest rate swap agreements to limit its exposure to interest rate risk on its variable rate debt. In July 2021, the Company amended its interest rate swap agreements to extend the expiration dates to June 30, 2026 and reduce the fixed rate paid under the swaps. As amended, the Company pays a fixed rate of 2.08% and receives the one-month LIBOR rate, subject to a 0.50% floor. The aggregate notional amount of the interest rate swaps remained unchanged at $520.0 million at April 2, 2022 and January 1, 2022, respectively. The fair value of the interest rate swaps at April 2, 2022 and January 1, 2022 was a $10.4 million asset included in other long-term assets and a $15.3 million liability included in other long-term liabilities on the accompanying interim unaudited consolidated balance sheets, respectively. The Company does not apply hedge accounting to these agreements and records all mark-to-market adjustments directly to other income in the accompanying interim unaudited consolidated statements of operations, which are included within cash flows from operating activities in the accompanying interim unaudited consolidated statements of cash flows. The net settlements incurred with swap counterparties under the swap agreements prior to the amendment were recognized through cash flows from operating activities in the accompanying consolidated statements of cash flows. Subsequent to the interest rate swap amendment in July 2021, the net settlements are recognized through cash flows from financing activities in the accompanying interim unaudited consolidated statements of cash flows due to an other-than-insignificant financing element on the interest rate swaps resulting from the amendment.

On February 9, 2022, the Company entered into interest rate cap agreements for an aggregate notional amount of $880.0 million and a cap rate of 3.00%. The premium paid for the interest rate cap agreements was $11.7 million. The cap agreements have an expiration date of February 28, 2027, and provide that the counterparty will pay the Company the amount by which LIBOR exceeds 3.00% in a given measurement period. The fair value of the interest rate cap agreements at April 2, 2022 was $24.3 million and is included in other long-term assets on the accompanying interim unaudited consolidated balance sheets. The Company does not apply hedge accounting to these agreements and records all mark-to-market adjustments directly to other income in the accompanying interim unaudited consolidated statements of operations, which are included within cash flows from operating activities in the accompanying interim unaudited consolidated statements of cash flows.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following gains from these derivatives not designated as hedging instruments were recognized in the Company’s accompanying interim unaudited consolidated statements of operations for the three-month periods ended April 2, 2022 and April 3, 2021, respectively (amounts in thousands):

	Statement of Operations	For the three-month periods ended
	Classification	April 2, 2022	April 3, 2021
Interest rate cap agreements	Other income	$12,545	$-
Interest rate swap agreements	Other income	$25,711	$2,820

The Company does not utilize financial instruments for trading or other speculative purposes.

8. INCOME TAXES

The Company’s provision for income taxes is recorded on an interim basis based upon the Company’s estimate of the annual effective income tax rate for the full year applied to “ordinary” income or loss, adjusted each quarter for discrete items.

The Company recorded income tax expense of $2.6 million and $0.3 million for the three-month periods ended April 2, 2022, and April 3, 2021, respectively. The Company’s effective tax rate was 8.7% and 4.8% for the three-month periods ended April 2, 2022 and April 3, 2021, respectively. The effective tax rates for the three-month periods ended April 2, 2022 and April 3, 2021 differ from the statutory rate of 21% primarily due to the changes in the valuation allowance recorded against certain deferred tax assets, and separate state and local income taxes on taxable subsidiaries.

For the three-month period ended April 2, 2022, there were no material changes to the Company's uncertain tax positions. There has been no change to the Company's policy that recognizes potential interest and penalties related to uncertain tax positions in income tax expense in the accompanying interim unaudited consolidated statements of operations.

9. SHARE-BASED COMPENSATION

Time-Vesting Options

The Company recorded compensation expense, net of forfeitures, was $0.4 million, and $0.7 million for the three-month periods ended April 2, 2022 and April 3, 2021, respectively, which is included in corporate and branch and regional administrative expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense as of April 2, 2022 associated with outstanding performance-vesting options was $2.9 million.

Performance-Vesting Options

The Company recorded compensation expense for the three-month period ended April 2, 2022 of $1.9 million, net of forfeitures of $0.9 million, which is included in corporate and branch and regional administrative expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense as of April 2, 2022 associated with outstanding performance-vesting options was $3.3 million.

The Company did not incur or record any expense associated with the performance-vesting options during the three-month period ended April 3, 2021.

Director Restricted Stock Units

The Company recorded compensation expense for the three-month period ended April 2, 2022 of $0.2 million, which is included in corporate expenses in the accompanying consolidated statements of operations. The Company did not incur or record any such expense in the three-month period ended April 3, 2021. Unrecognized compensation expense as of April 2, 2022 associated with outstanding performance-vesting options was $0.2 million.

Management Restricted Stock Units

The Company recorded compensation expense for the three-month period ended April 2, 2022 of $1.0 million, which is included in corporate expenses in the accompanying consolidated statements of operations. The Company did not incur or record any such expense in the three-month period ended April 3, 2021. Unrecognized compensation expense as of April 2, 2022 associated with outstanding management restricted stock units was $14.9 million.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Employee Stock Purchase Plan

Eligible participants contributed $1.6 million during the three-month period ended April 2, 2022, which is included in accrued payroll and employee benefits in the accompanying consolidated balance sheets as of April 2, 2022. The Company recorded compensation expense of $0.6 million which is included in corporate expenses, branch and regional administrative expenses and cost of revenue, excluding depreciation and amortization in the accompanying consolidated statements of operations for the three-month period ended April 2, 2022. The Company did not incur or record any expense associated with the employee stock purchase plan during the three-month period ended April 3, 2021. Unrecognized compensation expense as of April 2, 2022 associated with the remaining ESPP purchase period through June 30, 2022 was $0.6 million.

Long-Term Incentive Plan ("LTIP")

During the three-month period ended April 2, 2022, the Compensation Committee of the Company's Board of Directors approved grants of restricted stock units ("RSUs") and performance stock units ("PSUs") under the Company's 2021 Omnibus Incentive Plan.

The RSUs are subject to a three-year service-based cliff vesting schedule commencing on the date of grant. Compensation cost for the RSUs is measured based on the grant date fair value of each share and the number of shares granted and is recognized over the applicable vesting period on a straight-line basis. During the three-month period ended April 2, 2022, the Company granted 2,124,212 RSUs with a grant date per share fair value of $4.93. The Company recorded compensation expense of $0.4 million which is included in corporate expenses and branch and regional administrative expenses in the accompanying consolidated statements of operations for the three-month period ended April 2, 2022. Unrecognized compensation expense as of April 2, 2022 associated with the remaining RSUs was $10.0 million.

The PSUs contain two performance criteria: (i) 50% based on relative total shareholder return ("TSR") over a three-year performance period, which measures the Company's total shareholder return as compared to the total shareholder return of a designated peer group, and (ii) 50% based on an adjusted EBITDA target over a one-year performance period. The PSUs are also subject to a three-year service-based cliff vesting schedule commencing on the date of grant. For the PSUs that have a service and a market condition, compensation cost is measured based on the grant date estimated fair value determined using a Monte Carlo simulation model and is recognized over the applicable vesting period on a straight-line basis. The fair value inputs included in the Monte Carlo simulation model were remaining measurement period of 2.88 years, stock price on date of grant of $4.93, daily average closing stock price for the two calendar months prior to the beginning of the performance period of $7.29, risk free rate of 1.77%, and the performance payout per TSR performance percentile. For the PSUs that have a service and a performance condition, compensation cost is initially measured based on the grant date fair value of each share. Cumulative compensation cost is subsequently adjusted at the end of each reporting period to reflect the current estimation of achieving the performance condition. During the three-month period ended April 2, 2022, the Company granted 1,389,801 PSUs with a weighted average grant date per share fair value of $5.24. The Company recorded compensation expense of $0.3 million which is included in corporate expenses and branch and regional administrative expenses in the accompanying consolidated statements of operations for the three-month period ended April 2, 2022. Unrecognized compensation expense as of April 2, 2022 associated with the remaining PSUs was $7.0 million.

The Company did not incur or record any expense associated with the LTIP during the three-month period ended April 3, 2021.

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

The Company maintains primary commercial insurance coverage on a claims-made basis for professional malpractice claims with a $1.0 million per claim deductible and $5.5 million per claim and annual aggregate limits as of October 1, 2021. Prior to October 1, 2021, the Company maintained primary commercial insurance coverage on a claim basis for professional malpractice claims with a $0.5 million per claim deductible and $6.0 million per claim and annual aggregate limits. Moreover, the Company maintains excess insurance coverage for professional malpractice claims. In addition, the Company maintains workers’ compensation insurance with a $0.5 million per claim deductible and statutory limits. The Company reimburses insurance carriers for deductible losses under these policies. The Company’s insurance carriers require collateral to secure the Company’s obligation to reimburse insurance carriers for these deductible payments. Collateral as of April 2, 2022 was comprised of $17.6 million of issued letters of credit, $2.9 million in cash collateral, and $2.9 million in surety bonds. Collateral as of January 1, 2022 was comprised of $17.6 million of issued letters of credit, $2.9 million in cash collateral, and $2.9 million in surety bonds.

As of April 2, 2022, insurance reserves totaling $86.9 million were included on the accompanying interim unaudited consolidated balance sheets, representing $41.9 million and $45.0 million of reserves for professional malpractice claims and workers’ compensation claims, respectively. At January 1, 2022, insurance reserves totaling $80.5 million were included on the accompanying interim unaudited consolidated balance sheets, representing $38.7 million and $41.8 million of reserves for professional malpractice claims and workers’ compensation claims, respectively.

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

Healthcare Regulatory Matters

Starting on October 30, 2019 the Company has received grand jury subpoenas (“Subpoenas”) issued by the U.S. Department of Justice, Antitrust Division (the “Antitrust Division”) requiring the production of documents and information pertaining to nurse wages, reimbursement rates, and hiring activities in a few of its local markets. The Company is fully cooperating with the Antitrust Division with respect to this investigation and management believes that it is not probable that this matter will materially impact the Company’s business, results of operations or financial condition. However, based on the information currently available to the Company, management cannot predict the timing or outcome of this investigation or predict the possible loss or range of loss, if any, associated with the resolution of this litigation.

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

In response to COVID-19, the U.S. Government enacted the CARES Act on March 27, 2020. The CARES Act has impacted the Company as follows:

Provider Relief Fund (“PRF”): Beginning in April 2020, funds were distributed to health care providers who provide or provided diagnoses, testing, or care for individuals with possible or actual cases of COVID-19. In fiscal year 2020, the Company received PRF payments from the U.S. Department of Health and Human Services (“HHS”) totaling $25.1 million. On March 5, 2021, the Company repaid these PRF payments in full. In December 2021, the Company also received PRF payments from HHS totaling $2.5 million. The Company repaid these PRF payments in full in December 2021.

State Sponsored Relief Funds: In fiscal year 2020, the Company received $4.8 million of stimulus funds from the Commonwealth of Pennsylvania Department of Human Services (“Pennsylvania DHS”). Such funds were not applied for or requested. The Company did not receive stimulus funds from any individual state other than Pennsylvania. The Company previously recognized $0.5 million of income related to these funds in fiscal year 2020. On February 4, 2021, the Company repaid the remaining $4.3 million of direct stimulus funds to Pennsylvania DHS.

Deferred payment of the employer portion of social security taxes: The Company was permitted to defer payments of the employer portion of social security taxes in fiscal year 2020, which are payable in 50% increments, with the first 50% due by December 31, 2021 and the second 50% due by December 31, 2022. The Company did not defer any payroll taxes after December 31, 2020. As

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of April 2, 2022 and January 1, 2022, the Company had remaining deferred payments of $25.5 million of social security taxes in total, which is recorded in the current portion of deferred payroll taxes on the accompanying interim unaudited consolidated balance sheets.

Reimbursement rate increases from various state Medicaid and Medicaid Managed Care Programs: Shortly after the onset of COVID-19 in March 2020, numerous state Medicaid programs began to issue temporary rate increases and similarly directed Medicaid Managed Care programs within those states to likewise adjust rates. These temporary rate increases are paid to the Company via normal claim processing by the respective payers. Over the remainder of fiscal year 2020, continuing through fiscal year 2021 and into fiscal year 2022, while some states discontinued the temporary rate increases, most state legislatures either made such increases permanent or otherwise increased PDS reimbursement rates in their annual budgetary processes.

Medicare Advances: Certain of the home health and hospice companies the Company has acquired received advance payments from the Centers for Medicare & Medicaid Services (“CMS”) in April 2020, pursuant to the expansion of the Accelerated Payments Program provided for in the CARES Act. These advances became repayable beginning one year from the date on which the accelerated advance was issued. The repayments occur via offsets by CMS to current payments otherwise due from Medicare at a rate of 25% for the first eleven months. After the eleven months end, payments will be recouped at a rate of 50% for another six months, after which any remaining balance will become due. Gross advances received by acquired companies in April 2020 totaled $15.7 million. The Company began repaying the gross amount of the advances, via the offset mechanism described above, during the second quarter of 2021, and had repaid an aggregate amount of $12.9 million of such advances as of April 2, 2022. Remaining unpaid advances as of April 2, 2022 and January 1, 2022 totaled $2.8 million and $3.5 million, respectively, and are recorded in other current liabilities on the accompanying interim unaudited consolidated balance sheets.

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

American Rescue Plan Act (“ARPA”): On March 11, 2021 President Biden signed ARPA into law. ARPA is a federal stimulus bill designed to aid public health and economic recovery from the COVID-19 pandemic. ARPA includes $350 billion in emergency funding for state, local, territorial and tribal governments, known as the Coronavirus State and Local Fiscal Recovery Funds (“ARPA Recovery Funds”). States must obligate the ARPA Recovery Funds by December 31, 2024 and spend such funds by December 31, 2026. Usage of the ARPA Recovery Funds is subject to the requirements specified in the United States Treasury Department’s Final Rule issued on January 6, 2022. The Final Rule provides states with substantial flexibility in utilizing ARPA Relief Funds, including to support public health expenditures such as vaccination programs and testing, and PPE purchases, as well as providing premium pay for essential workers, including those in home-care settings, among many other things. States may not use ARPA Recovery Funds to fund tax cuts, fund budget deficits, or to support public employee pensions. During the quarter ended April 2, 2022 we received $3.1 million of ARPA Recovery Funds from various states, which we recognized in the PDS segment as revenue in our accompanying unaudited interim consolidated statements of operations.

12. RELATED PARTY TRANSACTIONS

The Company had entered into an advisory services agreement with affiliates of certain stockholders of the Company (the “Management Agreement”). Under this agreement, the managers provided general and strategic advisory services and were paid a quarterly management fee plus out of pocket expenses. Upon completion of the Company's initial public offering in April 2021 (the "IPO"), the Management Agreement was terminated. Additionally, the managers agreed to waive the fee due to them from the Company upon the successful completion of the IPO. The Company did not incur any management fees or expenses during the three-month period ended April 2, 2022. The Company incurred management fees and expenses of $0.9 million during the three-month period ended April 3, 2021, which are included in corporate expenses in the accompanying interim unaudited consolidated statements of operations. The Company did not owe any amounts in connection with the Management Agreement as of April 2, 2022 or January 1, 2022, respectively.

As of April 2, 2022, one of the Company’s stockholders owned 6.4% of the Company’s 2021 Extended Term Loan.

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

Results shown for the three-month periods ended April 2, 2022 and April 3, 2021 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

The following tables summarize the Company’s segment information for the three-month periods ended April 2, 2022 and April 3, 2021, respectively (amounts in thousands):

	For the three-month period ended April 2, 2022
	PDS	HHH	MS	Total
Revenue	$350,190	$66,623	$33,721	$450,534
Cost of revenue, excluding depreciation and amortization	251,874	34,168	19,666	305,708
Gross margin	$98,316	$32,455	$14,055	$144,826
Gross margin percentage	28.1%	48.7%	41.7%	32.1%

	For the three-month period ended April 3, 2021
	PDS	HHH	MS	Total
Revenue	$350,827	$31,518	$34,815	$417,160
Cost of revenue, excluding depreciation and amortization	248,997	17,329	19,151	285,477
Gross margin	$101,830	$14,189	$15,664	$131,683
Gross margin percentage	29.0%	45.0%	45.0%	31.6%

	For the three-month periods ended
Segment Reconciliation:	April 2, 2022	April 3, 2021
Total segment gross margin	$144,826	$131,683
Branch and regional administrative expenses	88,743	69,372
Corporate expenses	36,567	27,399
Depreciation and amortization	5,819	4,848
Acquisition-related costs	91	1,768
Other operating income	(170)	-
Operating income	13,776	28,296
Interest income	62	77
Interest expense	(22,364)	(22,425)
Other income	36,457	159
Income before income taxes	$27,931	$6,107

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is calculated by dividing net income by the diluted weighted average number of shares of common stock outstanding for the period. For purposes of this calculation, outstanding stock options are considered potential dilutive shares of common stock. The following is a computation of basic and diluted net income per share (amounts in thousands, except per share amounts):

	For the three-month periods ended
	April 2, 2022	April 3, 2021
Numerator:
Net income	$25,334	$5,798
Denominator:
Weighted average shares of common stock outstanding (1), basic	184,927	142,123
Net income per share, basic	$0.14	$0.04

Weighted average shares of common stock outstanding (1), diluted	185,427	146,266
Net income per share, diluted	$0.14	$0.04
Dilutive securities outstanding not included in the computation of diluted net income per share as their effect is antidilutive:
RSUs	4,394	-
PSUs	1,390	-
Stock options	9,347	7,479

(1)
The calculation of weighted average shares of common stock outstanding includes all vested deferred restricted stock units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations, financial condition, liquidity and cash flows for the periods presented below. This discussion should be read in conjunction with the interim unaudited consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and related notes, our “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in each case included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 filed with the SEC. As discussed in the section above titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements that are based upon our current expectations, including with respect to our future revenues and operating results. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below as well as in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

Unless otherwise provided, “Aveanna”, “we,” “our” and the “Company” refer to Aveanna Healthcare Holdings Inc. and its consolidated subsidiaries.

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52-week or 53-week fiscal year. “Fiscal year 2022” refers to the 52-week fiscal year ended on December 31, 2022. “Fiscal year 2021” refers to the 52-week fiscal year ended on January 1, 2022. The “three-month period ended April 2, 2022”, or “first quarter of 2022” refers to the 13-week fiscal quarter ended on April 2, 2022. The “three-month period ended April 3, 2021” or “first quarter of 2021” refers to the 13-week fiscal quarter ended on April 3, 2021.

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

The following table summarizes the revenues generated by each of our segments for the three-month periods ended April 2, 2022 and April 3, 2021, respectively:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the three-month period ended April 2, 2022	$450,534	$350,190	$66,623	$33,721
Percentage of consolidated revenue		78%	15%	7%
For the three-month period ended April 3, 2021	$417,160	$350,827	$31,518	$34,815
Percentage of consolidated revenue		84%	8%	8%

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

Acquisitions and other Factors Affecting Results of Operations and Comparability

Acquisition-related Activities

On April 16, 2021, we acquired Doctor’s Choice Holdings, LLC (“Doctor’s Choice”), which provides home health services in the state of Florida. Doctor’s Choice generated revenues in 2021 prior to being acquired by us of $22.9 million and $51.6 million after being acquired by us. On December 10, 2021, we acquired Comfort Care Home Health Services, LLC, including its subsidiaries (“Comfort Care”), which provides home health and hospice services in the states of Alabama and Tennessee. Comfort Care generated revenues in 2021 prior to being acquired by us of $94.4 million and $6.0 million after being acquired by us. Collectively, we refer to the acquisitions of Doctor's Choice and Comfort Care as the “2021 HHH Acquisitions”. We report the results of the 2021 HHH Acquisitions in our HHH segment. We believe we have built a home health and hospice program of significant size and scale, focused on delivering high-quality patient care in attractive geographies.

On November 30, 2021, we acquired Accredited Nursing Services (“Accredited”), a provider of primarily unskilled services in the state of California. Accredited generated revenues in 2021 prior to being acquired by us of $107.1 million and $8.9 million after being acquired by us. We report the results of Accredited in our PDS segment.

COVID-19 Pandemic Impact on our Business

In March 2020, the World Health Organization declared COVID-19 a pandemic. We continue to monitor the impact of COVID-19 on our caregivers and support personnel, our patients and their families, and our referral sources. We have adapted our operations as necessary to best protect our people and serve our patients and our communities. We continue to take precautions to protect the safety and well-being of our employees and patients by purchasing and delivering additional supplies of personal protective equipment and COVID-19 testing kits (“PPE”), and other medical supplies to branches and regional offices across the country as necessary. We have also invested in technology and equipment that allows support personnel to provide, on a remote basis, seamless functionality and support to our clinicians who care for our patients. The majority of our employees at our corporate support offices in Georgia, Texas and Arizona continue to work remotely.

With the onset of the COVID-19 pandemic in March 2020, we began incurring incremental costs of patient services necessary to maintain our clinical workforce in the COVID-19 environment. The nature of the incremental COVID-19 costs we have incurred has changed over time as dictated by the continually evolving COVID-19 environment. Examples of the incremental costs we have incurred over time include incremental compensation paid to caregivers such as hero and hazard pay, COVID-19 relief pay, incremental overtime, and most recently, staffing and retention related incentives to attract and retain caregivers in the midst of the Omicron variant surge. We have also incurred incremental worker compensation costs, as well as mandated leave costs while applicable regulations were in effect, and incremental PPE costs to support, protect and test our caregivers, and care for our patients. Additionally, we recorded an impairment charge in the fourth quarter of fiscal 2021 in four of the reporting units within our PDS segment as a result of the continued impact of COVID-19 on our business.

During the three months ended April 2, 2022 we incurred incremental COVID-19 costs, including costs required to comply with federal, state and local vaccination mandates and testing requirements, worker compensation for mandated quarantine time; and remaining staffing and retention related incentives to attract and retain caregivers. However, we have observed a trend of decreasing incremental COVID-19 costs during our most recently completed quarter as compared to the trend in fiscal year 2021. At this time, we expect the trend of decreasing incremental costs to continue for the remainder of fiscal year 2022, although the uncertainty surrounding the continually evolving COVID-19 environment could alter this outlook.

Our operations have been impacted by COVID-19, particularly due to the recent surges in COVID-19 cases attributable to the Omicron variant and the attendant pressures on our clinical workforce that we experienced in the fourth quarter of 2021 and first quarter of 2022. As the impact of the Omicron variant abates, the following factors could further impact our results of operations in the future as a result of COVID-19: a resurgence in the number of cases due to the Omicron or other new variants; any future shelter-in-place orders; a decrease in the rate of return of confidence in our patients’ families to allow our caregivers into their homes; the return of patient confidence to enter a hospital or a doctor’s office; our ability to attract and retain qualified caregivers as a result of COVID-19 quarantine requirements or due to caregiver non-compliance with vaccination and testing mandates; uncertainty regarding vaccine distribution timing and efficacy; and our ability to readily access referrals from children’s hospitals. Potential negative impacts of COVID-19 on our results include lower revenue or higher salary and wage expenses due to increased market rate expectations of caregivers, increased workers compensation insurance and leave costs, costs to comply with various federal, state and local vaccine or leave mandates, civil monetary penalties from CMS if we are unable to comply with its IFR requiring COVID-19 vaccinations, and any future spikes in PPE supply costs. The impacts to revenue may consist of the following: lower volumes due to interruption of the operations of our referral sources; lower volumes due to lack of availability of caregivers in the workforce; the unwillingness of patients to accept services in their homes; lower reimbursement due to missed home health visits resulting in an increase in low utilization payment adjustments; lower hospice volumes; lower reimbursement rates due to any negative impacts to state Medicaid budgets as a result of the pandemic; the sunset of enhanced Federal matching funds for state Medicaid Programs after the end of the Federal public health emergency; or denial of payments from CMS if we are unable to comply with its IFR requiring COVID-19 vaccinations.

CARES Act

In response to COVID-19, the U.S. Government enacted the CARES Act on March 27, 2020. The CARES Act has impacted us as follows:

•
Provider Relief Fund (“PRF”): Beginning in April 2020, funds were distributed to health care providers who provide or provided diagnoses, testing, or care for individuals with possible or actual cases of COVID-19. In fiscal year 2020, we received PRF payments from HHS totaling $25.1 million. On March 5, 2021, we repaid these PRF payments in full. In December 2021, we also received PRF payments from HHS totaling $2.5 million, which we repaid in full in December 2021.

•
State Sponsored Relief Funds: In fiscal year 2020, we received $4.8 million of stimulus funds from the Commonwealth of Pennsylvania Department of Human Services (“Pennsylvania DHS”), which we did not apply for or request. We did not receive stimulus funds from any individual state other than Pennsylvania. We recognized $0.5 million of income related to these funds in fiscal year 2020. On February 4, 2021, we repaid the remaining $4.3 million of direct stimulus funds to Pennsylvania DHS.
•
Deferred payment of the employer portion of social security taxes: We were permitted to defer payments of the employer portion of social security taxes in fiscal year 2020, which are payable in 50% increments, with the first 50% due by December 31, 2021 and the second 50% due by December 31, 2022. We did not defer any payroll taxes after December 31, 2020. In December 2021, we repaid $25.9 million of deferred payroll taxes. As of April 2, 2022, and January 1, 2022, we had remaining deferred payments of $25.5 million of social security taxes in total, which is recorded in the current portion of deferred payroll taxes in the accompanying consolidated balance sheet. We expect to repay the remaining $25.5 million of deferred social security payroll taxes in December 2022.
•
Reimbursement rate increases from various state Medicaid and Medicaid Managed Care Programs: Shortly after the onset of COVID-19 in March 2020, numerous state Medicaid programs began to issue temporary rate increases and similarly directed Medicaid Managed Care programs within those states to likewise adjust rates. These temporary rate increases are paid to the Company via normal claim processing by the respective payers. Over the remainder of fiscal year 2020, continuing through fiscal year 2021 and into fiscal year 2022, while some states discontinued the temporary rate increases, most state legislatures either made such increases permanent or otherwise increased PDS reimbursement rates in their annual budgetary processes. As a result, in fiscal years 2021 and 2022, most of the states in which we operate have increased PDS reimbursement rates, in some cases significantly. We are also continually engaged in dialogue with our payors as to the importance of and the value provided by our services, with the goal of attracting and retaining more caregivers to meet the unmet demand for our services. These factors, as well as the focus at both the Federal and State levels on supporting the provision of care in the home through temporary and permanent legislation, supports our positive outlook on Medicaid reimbursement.
•
Medicare Advances: Certain of the home health and hospice companies we have acquired received advance payments from CMS in April 2020, pursuant to the expansion of the Accelerated Payments Program provided for in the CARES Act. These advances became repayable beginning one year from the date on which the accelerated advance was issued. The repayments occur via offsets by Medicare to current payments otherwise due from Medicare at a rate of 25% for the first eleven months. After the eleven months end, payments will be recouped at a rate of 50% for another six months, after which any remaining balance will become due. Gross advances received by acquired companies in April 2020 totaled $15.7 million. We began repaying the gross amount of the advances, via the offset mechanism described above, during the second quarter of fiscal year 2021, and had repaid an aggregate amount of $12.9 million of such advances as of April 2, 2022. Remaining unpaid advances as of April 2, 2022 totaled $2.8 million and are recorded in other current liabilities in the accompanying consolidated balance sheet. We expect to repay this remaining amount during the remainder of fiscal year 2022.
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

American Rescue Plan Act (“ARPA”)

On March 11, 2021 President Biden signed ARPA into law. ARPA is a federal stimulus bill designed to aid public health and economic recovery from the COVID-19 pandemic. ARPA includes $350 billion in emergency funding for state, local, territorial and tribal governments, known as the Coronavirus State and Local Fiscal Recovery Funds (“ARPA Recovery Funds”). States must obligate the ARPA Recovery Funds by December 31, 2024 and spend such funds by December 31, 2026. Usage of the ARPA Recovery Funds is subject to the requirements specified in the United States Treasury Department’s Final Rule issued on January 6, 2022.

The Final Rule provides states with substantial flexibility in utilizing ARPA Relief Funds, including to support public health expenditures such as vaccination programs and testing, and PPE purchases, as well as providing premium pay for essential workers, including those in home-care settings, among many other things. States may not use ARPA Recovery Funds to fund tax cuts, fund budget deficits, or to support public employee pensions. During the quarter ended April 2, 2022 we received $3.1 million of ARPA Recovery Funds from various states, which we recognized as revenue in our consolidated statements of operations. We may receive additional ARPA Recovery Funds in the future, however we cannot estimate the amount or timing of any future receipts. These funds are not subject to repayment, provided we are able to attest and comply with any terms and conditions of such funding, as applicable. If we are unable to attest to attest or comply with current or future terms and conditions, our ability to retain some or all of the ARPA Recovery Funds received may be impacted, which is unknown at this time.

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

Results of Operations

Three-Month Period Ended April 2, 2022 Compared to the Three-Month Period Ended April 3, 2021

The following table summarizes our consolidated results of operations for the three-month periods indicated:

	For the three-month periods ended
(dollars in thousands)	April 2, 2022	% of Revenue	April 3, 2021	% of Revenue	Change	% Change
Revenue	$450,534	100.0%	$417,160	100.0%	$33,374	8.0%
Cost of revenue, excluding depreciation and amortization	305,708	67.9%	285,477	68.4%	20,231	7.1%
Gross margin	$144,826	32.1%	$131,683	31.6%	$13,143	10.0%
Branch and regional administrative expenses	88,743	19.7%	69,372	16.6%	19,371	27.9%
Field contribution	$56,083	12.4%	$62,311	14.9%	$(6,228)	-10.0%
Corporate expenses	36,567	8.1%	27,399	6.6%	9,168	33.5%
Depreciation and amortization	5,819	1.3%	4,848	1.2%	971	20.0%
Acquisition-related costs	91	0.0%	1,768	0.4%	(1,677)	-94.9%
Other operating income	(170)	0.0%	-	0.0%	(170)	-
Operating income	$13,776	3.1%	$28,296	6.8%	$(14,520)	-51.3%
Interest expense, net	(22,302)		(22,348)		46	-0.2%
Other income	36,457		159		36,298	NM
Income tax expense	(2,597)		(309)		(2,288)	740.5%
Net income	$25,334		$5,798		$19,536	336.9%

NM = A percentage calculation that is not meaningful due to a percentage change greater than 1000%.

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the three-month periods indicated:

	For the three-month periods ended
(dollars in thousands)	April 2, 2022	April 3, 2021	Change	% Change
Revenue	$450,534	$417,160	$33,374	8.0%
Cost of revenue, excluding depreciation and amortization	305,708	285,477	20,231	7.1%
Gross margin	$144,826	$131,683	$13,143	10.0%
Gross margin percentage	32.1%	31.6%
Branch and regional administrative expenses	88,743	69,372	19,371	27.9%
Field contribution	$56,083	$62,311	$(6,228)	-10.0%
Field contribution margin	12.4%	14.9%
Corporate expenses	$36,567	$27,399	$9,168	33.5%
As a percentage of revenue	8.1%	6.6%
Operating income	$13,776	$28,296	$(14,520)	-51.3%
As a percentage of revenue	3.1%	6.8%

The following tables summarize our key performance measures by segment for the three-month periods indicated:

	PDS
	For the three-month periods ended
(dollars and hours in thousands)	April 2, 2022	April 3, 2021	Change	% Change
Revenue	$350,190	$350,827	$(637)	-0.2%
Cost of revenue, excluding depreciation and amortization	251,874	248,997	2,877	1.2%
Gross margin	$98,316	$101,830	$(3,514)	-3.5%
Gross margin percentage	28.1%	29.0%		-0.9%	(4)
Hours	9,612	9,910	(298)	-3.0%
Revenue rate	$36.43	$35.40	$1.03	2.8%	(1)
Cost of revenue rate	$26.20	$25.13	$1.07	4.2%	(2)
Spread rate	$10.23	$10.28	$(0.05)	-0.5%	(3)

	HHH
	For the three-month periods ended
(dollars and admissions/episodes in thousands)	April 2, 2022	April 3, 2021	Change	% Change
Revenue	$66,623	$31,518	$35,105	111.4%
Cost of revenue, excluding depreciation and amortization	34,168	17,329	16,839	97.2%
Gross margin	$32,455	$14,189	$18,266	128.7%
Gross margin percentage	48.7%	45.0%		3.7%	(4)
Home health total admissions (5)	14.3	5.8	8.5	146.6%
Home health episodic admissions (6)	8.7	3.8	4.9	128.9%
Home health total episodes (7)	13.8	5.7	8.1	142.1%
Home health revenue per completed episode (8)	$2,898	$2,962	$(64)	-2.2%

	MS
	For the three-month periods ended
(dollars and UPS in thousands)	April 2, 2022	April 3, 2021	Change	% Change
Revenue	$33,721	$34,815	$(1,094)	-3.1%
Cost of revenue, excluding depreciation and amortization	19,666	19,151	515	2.7%
Gross margin	$14,055	$15,664	$(1,609)	-10.3%
Gross margin percentage	41.7%	45.0%		-3.3%	(4)
Unique patients served (“UPS”)	78	73	5	6.8%
Revenue rate	$432.32	$476.92	$(44.60)	-9.9%	(1)
Cost of revenue rate	$252.13	$262.34	$(10.21)	-4.1%	(2)
Spread rate	$180.19	$214.58	$(34.39)	-17.1%	(3)

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

The following discussion of our results of operations should be read in conjunction with the foregoing tables summarizing our consolidated results of operations and key performance measures, as well as our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

Summary Operating Results

Operating Income

Operating income was $13.8 million, or 3.1% of revenue, for the three-month period ended April 2, 2022, as compared to operating income of $28.3 million, or 6.8% of revenue, for the three-month period ended April 3, 2021, a decrease of $14.5 million.

Operating income for the first quarter of 2022 was negatively impacted by a decrease of $6.2 million, or 10.0%, in Field contribution as compared to the first quarter of 2021. The $6.2 million decrease in Field contribution resulted from a $33.4 million, or 8.0%, increase in consolidated revenue, offset by a 2.5% decrease in our Field contribution margin to 12.4% for the first quarter of 2022 from 14.9% for the first quarter of 2021. The primary driver of our lower Field contribution margin quarter over quarter was an increase of 3.1% in branch and regional administrative expense as a percentage of revenue to 19.7% for the first quarter of 2022 from 16.6% for the first quarter of 2021.

In addition to the $6.2 million decrease in Field contribution, the following additional items contributed to the $14.5 million decrease in operating income over the comparable first quarter periods:

•
a $9.2 million increase in corporate expenses; and
•
a $1.7 million decrease in acquisition-related costs.

Net Income

The $19.5 million increase in net income for the three-month period ended April 2, 2022, as compared to the three-month period ended April 3, 2021, was primarily driven by the following:

•
the previously discussed $14.5 million decrease in operating income;
•
a $36.3 million increase in other income over the prior year quarter driven by a $35.4 million increase in valuation gains on interest rate derivatives; and
•
a $2.3 million increase in income tax expense.

Revenue

Revenue was $450.5 million for the three-month period ended April 2, 2022 as compared to $417.2 million for the three-month period ended April 3, 2021, an increase of $33.4 million, or 8.0%. This increase resulted from the following segment activity:

•
a $0.6 million, or 0.2%, decrease in PDS revenue;
•
a $35.1 million, or 111.4%, increase in HHH revenue; and
•
a $1.1 million, or 3.1%, decrease in MS revenue.

The $0.6 million decrease in PDS revenue for the three-month period ended April 2, 2022 was attributable to a decrease in volume of 3.0% net of an increase in revenue rate of 2.8%. The decrease in PDS volume was attributable to the following items:

•
a volume decline in our PDS businesses due to the impact of the COVID-19 environment, including the Omicron variant and the effect of vaccine mandates on caregiver recruitment and retention; net of
•
new volumes contributed by the Accredited acquisition in December 2021.

The 2.8% increase in PDS revenue rate for the three-month period ended April 2, 2022, as compared to the three-month period ended April 3, 2021, resulted primarily from reimbursement rate increases issued by various state Medicaid programs and Managed Medicaid payers, in addition to $3.1 million of ARPA Recovery Funds received from various states during our most recently completed quarter, which we recognized as revenue in our consolidated statements of operations. We may receive additional ARPA Recovery Funds in the future, however we cannot estimate the amount or timing of any future receipts.

Our HHH segment revenue growth of $35.1 million, or 111.4%, for the three-month period ended April 2, 2022 resulted primarily from incremental volume contributed by our 2021 HHH Acquisitions completed during the second and fourth fiscal quarters of 2021.

The $1.1 million decrease in MS segment revenue for the three-month period ended April 2, 2022, as compared to the three-month period ended April 3, 2021, was attributable to a 9.9% decrease in revenue rate, net of a 6.8% increase in volume through organic growth and expansion into new markets. The decrease in revenue rate was primarily attributable to payer rate decreases that became effective in September 2021 and the impact of certain product recalls on order fulfillment.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $305.7 million for the three-month period ended April 2, 2022, as compared to $285.5 million for the three-month period ended April 3, 2021, an increase of $20.2 million, or 7.1%. This increase resulted from the following segment activity:

•
a $2.9 million, or 1.2%, increase in PDS cost of revenue;
•
a $16.8 million, or 97.2%, increase in HHH cost of revenue; and

•
a $0.5 million, or 2.7%, increase in MS cost of revenue.

The 1.2% increase in PDS cost of revenue for the three-month period ended April 2, 2022 resulted from the previously described 3.0% decrease in PDS volume, net of a 4.2% increase in PDS cost of revenue rate. The 4.2% increase in cost of revenue rate primarily resulted from higher caregiver labor costs including pass-through of state reimbursement rate increases received by the Company and an increase in COVID-19 related costs as compared to the prior year quarter. However, incremental COVID-19 related costs of patient services declined sequentially to $3.3 million in the first quarter of 2022 from $12.6 million in the fourth quarter of 2021.

The 97.2% increase in HHH cost of revenue for the three-month period ended April 2, 2022 was driven by the increased volumes associated with the 2021 HHH Acquisitions completed during the second and fourth fiscal quarters of 2021.

The 2.7% increase in MS cost of revenue for the three-month period ended April 2, 2022 was driven by the previously described 6.8% growth in MS volumes during the first quarter of 2022, net of a 4.1% decrease in cost of revenue rate.

Gross Margin and Gross Margin Percentage

Gross margin was $144.8 million, or 32.1% of revenue, for the three-month period ended April 2, 2022, as compared to $131.7 million, or 31.6% of revenue, for the three-month period ended April 3, 2021. Gross margin increased $13.1 million, or 10.0%, over the comparable quarterly periods. The 0.5% increase in gross margin percentage for the three-month period ended April 2, 2022 resulted from the combined changes in our revenue rates and cost of revenue rates in each of our segments, which we refer to as the change in our spread rate, as follows:

•
a 0.5% decrease in PDS spread rate from $10.28 to $10.23;
•
a 17.1% decrease in MS spread rate from $214.58 to $180.19;
•
our HHH segment, which increased HHH gross margin percentage by 3.7%.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $88.7 million, or 19.7% of revenue, for the three-month period ended April 2, 2022, as compared to $69.4 million, or 16.6% of revenue, for the three-month period ended April 3, 2021, an increase of $19.4 million, or 27.9%.

The 27.9% increase in branch and regional administrative expenses exceeded revenue growth of 8.0% for the three-month period ended April 2, 2022, as compared to the three-month period ended April 3, 2021. The 3.1% increase in branch and regional administrative expenses as a percentage of revenue during the comparable quarterly periods was due in part to our continued acquisition mix shift toward the HHH segment with the 2021 HHH Acquisitions. While our HHH businesses have higher gross margins than our PDS businesses, they have higher branch and regional administrative expenses than our PDS businesses as well. Branch and regional administrative expenses within our PDS and MS businesses also increased as a percentage of revenue during the three months ended April 2, 2022 as compared to the prior year quarter.

Field Contribution and Field Contribution Margin

Field contribution was $56.1 million, or 12.4% of revenue, for the three-month period ended April 2, 2022 as compared to $62.3 million, or 14.9% of revenue, for the three-month period ended April 3, 2021. Field contribution decreased $6.2 million, or 10.0%, for the three-month period ended April 2, 2022, as compared to the three-month period ended April 3, 2021. The 2.5% decrease in Field contribution margin for the three-month period ended April 2, 2022 resulted from the following:

•
the 0.5% increase in gross margin percentage in the three-month period ended April 2, 2022, as compared to the three-month period ended April 3, 2021; net of
•
the 3.1% increase in branch and regional administrative expenses as a percentage of revenue in the three-month period ended April 2, 2022, as compared to the three-month period ended April 3, 2021.

Field Contribution and Field Contribution Margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the three-month periods ended April 2, 2022 and April 3, 2021 were as follows:

	For the three-month periods ended
	April 2, 2022		April 3, 2021
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$450,534		$417,160
Corporate expense components:
Compensation and benefits	$17,265	3.8%	$15,140	3.6%
Non-cash share-based compensation	4,029	0.9%	549	0.1%
Professional services	8,475	1.9%	6,578	1.6%
Rent and facilities expense	2,983	0.7%	2,959	0.7%
Office and administrative	1,243	0.3%	646	0.2%
Other	2,572	0.6%	1,527	0.4%
Total corporate expenses	$36,567	8.1%	$27,399	6.6%

Corporate expenses were $36.6 million, or 8.1% of revenue, for the three-month period ended April 2, 2022, as compared to $27.4 million, or 6.6% of revenue, for the three-month period ended April 3, 2021. The $9.2 million, or 33.5%, increase in quarter over quarter corporate expenses resulted primarily from:

•
a $3.5 million increase in non-cash, share-based compensation expense primarily associated with the modification of performance vesting options in June 2021; issuance of management restricted stock units in December, 2021; and the Company's first annual issuance of long-term incentive awards in February, 2022. Please see Note 9 – Share-Based Compensation to the accompanying condensed Consolidated Financial Statements for further discussion of these items;
•
incremental compensation and benefits necessary to support a public company infrastructure as well as the integration process for the companies we acquire; and
•
incremental professional services associated with integration activities.

We expect to continue to invest in our corporate infrastructure in 2022 as we develop as a public company.

Depreciation and Amortization

Depreciation and amortization was $5.8 million for the three-month period ended April 2, 2022, compared to $4.8 million for the three-month period ended April 3, 2021, an increase of $1.0 million, or 20.0%. The $1.0 million increase primarily resulted from incremental depreciation and amortization associated with assets acquired in connection with the 2021 HHH Acquisitions and acquisition of Accredited.

Acquisition-related Costs

Acquisition-related costs decreased to $0.1 million for the three-month period ended April 2, 2022, from $1.8 million for the three-month period ended April 3, 2021. Acquisition-related activity was higher in the first quarter of 2021 due to the Doctors Choice acquisition, which closed in April, 2021.

Interest Expense, net of Interest Income

Interest expense, net of interest income of $22.3 million for the three-month period ended April 2, 2022, was unchanged as compared to the prior year quarter. Over the course of fiscal year 2021, we made numerous changes to our debt structure and outstanding indebtedness. Please see the Liquidity and Capital Resources section below for detail discussion of this activity, as well as a description of debt instruments outstanding as of April 2, 2022 and April 3, 2021.

Other Income (Expense)

Other income was $36.5 million for the three-month period ended April 2, 2022, compared to $0.2 million for the three-month period ended April 3, 2021, an increase of $36.3 million which was primarily attributable to a $35.4 million increase in non-cash valuation gains on interest rate derivatives. The significant valuation gains resulted from accelerated market expectations of future increases in interest rates during the first quarter of 2022. Details of other income included the following:

	For the three-month periods ended
(dollars in thousands)	April 2, 2022	April 3, 2021
Valuation gain to state interest rate derivatives at fair value	$38,256	$2,820
Net settlements incurred with swap counterparties	(2,073)	(2,769)
Other	274	108
Total other income	$36,457	$159

Income Taxes

We incurred income tax expense of $2.6 million for the three-month period ended April 2, 2022, as compared to income tax expense of $0.3 million for the three-month period ended April 3, 2021. The increase was primarily driven by the changes in federal and state valuation allowances and state tax expense.

Non-GAAP Financial Measures

In addition to our results of operations prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which we have discussed above, we also evaluate our financial performance using EBITDA, Adjusted EBITDA, Field contribution and Field contribution margin.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP financial measures and are not intended to replace financial performance measures determined in accordance with U.S. GAAP, such as net income (loss). Rather, we present EBITDA and Adjusted EBITDA as supplemental measures of our performance. We define EBITDA as net income (loss) before interest expense, net; income tax (expense) benefit; and depreciation and amortization. We define Adjusted EBITDA as EBITDA, adjusted for the impact of certain other items that are either non-recurring, infrequent, non-cash, unusual, or items deemed by management to not be indicative of the performance of our core operations, including impairments of goodwill, intangible assets, and other long-lived assets; non-cash, share-based compensation; sponsor fees; loss on extinguishment of debt; fees related to debt modifications; the effect of interest rate derivatives; acquisition-related and integration costs; legal costs and settlements associated with acquisition matters; COVID-19 related costs; and other system transition costs, professional fees and other costs. As non-GAAP financial measures, our computations of EBITDA and Adjusted EBITDA may vary from similarly termed non-GAAP financial measures used by other companies, making comparisons with other companies on the basis of this measure impracticable.

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

We have incurred substantial acquisition-related costs and integration costs in fiscal years 2022, 2021 and 2020. The underlying acquisition activities take place over a defined timeframe, have distinct project timelines and are incremental to activities and costs that arise in the ordinary course of our business. Therefore, we believe it is important to exclude these costs from our Adjusted EBITDA because it provides management a normalized view of our core, ongoing operations after integrating our acquired companies, which is an important measure in assessing our performance.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods indicated:

	For the three-month periods ended
(dollars in thousands)	April 2, 2022	April 3, 2021
Net income	$25,334	$5,798
Interest expense, net	22,302	22,348
Income tax expense	2,597	309
Depreciation and amortization	5,819	4,848
EBITDA	56,052	33,303
Goodwill, intangible and other long-lived asset impairment	(112)	(4)
Non-cash share-based compensation	4,815	712
Sponsor fees (1)	-	808
Interest rate derivatives (2)	(36,183)	(51)
Acquisition-related costs and other costs (3)	91	1,768
Integration costs (4)	6,747	3,469
Legal costs and settlements associated with acquisition matters (5)	1,039	575
COVID-related costs, net of reimbursement (6)	4,172	1,760
Other system transition costs, professional fees and other (7)	1,329	1,396
Total adjustments (8)	$(18,102)	$10,433
Adjusted EBITDA	$37,950	$43,736

(1)
Represents management fees previously payable to our sponsors under our Management Agreement as defined in Note 12 – Related Party Transactions within the notes accompanying our consolidated financial statements included in this Quarterly Report on Form 10-Q. The Management Agreement terminated upon completion of our initial public offering.
(2)
Represents valuation adjustments and settlements associated with interest rate derivatives that are not included in interest expense, net. Such items are included in other income.
(3)
Represents transaction costs incurred in connection with planned, completed, or terminated acquisitions, which include investment banking fees, legal diligence and related documentation costs, and finance and accounting diligence and documentation, as presented on the Company’s consolidated statements of operations.
(4)
Represents (i) costs associated with our Integration Management Office, which focuses solely on our integration efforts, of $1.1 million and $0.9 million for the three-month periods ended April 2, 2022 and April 3, 2021, respectively; and (ii) transitionary costs incurred to integrate acquired companies into our field and corporate operations of $5.6 million and $2.6 million for the three-month periods ended April 2, 2022 and April 3, 2021, respectively. Transitionary costs incurred to integrate acquired companies include IT consulting costs and related integration support costs; salary, severance and retention costs associated with duplicative acquired company personnel until such personnel are exited from the Company; accounting, legal and consulting costs; expenses and impairments related to the closure and consolidation of overlapping markets of acquired companies, including lease termination and relocation costs; costs associated with terminating legacy acquired company contracts and systems; and one-time costs associated with rebranding our acquired companies and locations to the Aveanna brand.
(5)
Represents legal and forensic costs, as well as settlements associated with resolving legal matters arising during or as a result of our acquisition-related activities. This primarily includes costs of $1.0 million and $0.6 million for the three-month periods ended April 2, 2022 and April 3, 2021, respectively, to comply with the U.S. Department of Justice, Antitrust Division’s grand jury subpoena related to nurse wages and hiring activities in certain of our markets, in connection with a terminated transaction.
(6)
Represents costs incurred as a result of the COVID-19 environment, primarily including, but not limited to, (i) relief, vaccine, and hero pay provided to our caregivers; staffing and retention related incentives to attract and retain caregivers in the midst of the Omicron surge; and other incremental compensation costs; (ii) sick leave for our caregivers required by OSHA's Emergency Temporary Standard, costs required to comply with federal, state and local vaccination mandates and testing requirements, and worker compensation costs for mandated quarantine time; (iii) incremental PPE costs; and (iv) salary, severance and lease termination costs associated with workforce reductions necessitated by COVID-19.
(7)
Represents (i) costs associated with the implementation of, and transition to, new electronic medical record systems and billing and collection systems, duplicative system costs while such transformational projects are in-process, and other system transition costs of $1.6 million and $0.0 million for the three-month periods ended April 2, 2022, and April 3, 2021, respectively; (ii) professional fees associated with preparation for Sarbanes-Oxley compliance, advisory fees associated with preparation for and execution of our initial public equity offering, of $0.2 million and $2.0 million for the three-month periods ended April 2, 2022 and April 3, 2021, respectively; (iii) $(0.2) million of net gains on disposal of businesses during the three months ended April 2, 2022; and (iv) certain other costs or (income) that are either non-cash or non-core to the Company’s ongoing operations of $(0.3) million and $(0.6) million for the three-month periods ended April 2, 2022 and April 3, 2021, respectively.

(8)
The table below reflects the increase or decrease, and aggregate impact, to the line items included on our consolidated statements of operations based upon the adjustments used in arriving at Adjusted EBITDA from EBITDA for the periods indicated:

	Impact to Adjusted EBITDA
	For the three-month periods ended
(dollars in thousands)	April 2, 2022	April 3, 2021
Revenue	$-	$(15)
Cost of revenue, excluding depreciation and amortization	3,936	894
Branch and regional administrative expenses	1,390	200
Corporate expenses	13,107	7,746
Acquisition-related costs	91	1,768
Other operating expenses	(170)	-
Other income	(36,456)	(160)
Total adjustments	$(18,102)	$10,433

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

The following table reconciles operating income to Field contribution and Field contribution margin for the periods indicated:

	For the three-month periods ended
(dollars in thousands)	April 2, 2022	April 3, 2021
Operating income	$13,776	$28,296
Other operating income	(170)	-
Acquisition-related costs	91	1,768
Depreciation and amortization	5,819	4,848
Corporate expenses	36,567	27,399
Field contribution	$56,083	$62,311
Revenue	$450,534	$417,160
Field contribution margin	12.4%	14.9%

Liquidity and Capital Resources

Overview

Our principal sources of cash have historically been from operating activities. Our principal source of liquidity in excess of cash from operating activities has historically been from proceeds from our credit facilities and issuances of common stock. In May, 2021 we raised net proceeds of $477.7 million from our initial public offering, after deducting underwriting discounts and commissions and inclusive of our underwriters’ partial exercise of their overallotment option. We used $407.0 million of these proceeds to repay certain first lien and second lien debt obligations with the balance used for acquisitions in 2021 and general corporate purposes. In November 2021, we entered into the Securitization Facility (as defined below under "Indebtedness"), which we also use as a source of liquidity for completing acquisitions and for working capital as needed.

Our principal uses of cash and liquidity have historically been for acquisitions, interest and principal payments under our credit facilities, payments under our interest rate derivatives, and financing of working capital. Payment of interest and related fees under our credit facilities is currently the most significant use of our operating cash flow. Our goal is to use cashflow provided by operations primarily as a source of cash to supplement the purchase price for acquisitions.

As permitted by the CARES Act, we deferred payment of $46.8 million of payroll taxes to the Internal Revenue Service (“IRS”) in fiscal year 2020, which increased our net cash provided by operating activities and available cash on hand. Certain companies we acquired in 2020 and 2021 had also deferred payroll taxes of $4.6 million in aggregate in fiscal year 2020. We did not defer any payroll taxes after December 31, 2020. In December 2021, we used cash from operating activities to pay $25.9 million to the IRS, reducing our aggregate deferred payroll tax liabilities to $25.5 million as of April 2, 2022. This remaining balance must be paid to the IRS on or before December 31, 2022.

Certain of our acquired home health and hospice companies received advance payments from CMS in April 2020, pursuant to the CARES Act. Receipt of the advances did not increase our net cash provided by operating activities in 2020 as such amounts reduced the respective purchase prices of those acquired companies. Gross advances received by acquired companies totaled $15.7 million. We began repaying the gross amount of the advances in April 2021, using cash from operating activities, and had repaid an aggregate amount of $12.9 million of such advances as of April 2, 2022. As of April 2, 2022 remaining advances to be repaid totaled $2.8 million, which we expect to repay in full during the remainder of fiscal year 2022.

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

We evaluate our liquidity based upon our current cash balances, the availability we have under our credit facilities in addition to the net cash provided by or (used in) operating, investing and financing activities. Specifically, we review the activity under the Securitization Facility and Revolving Credit Facility (as defined below under "Indebtedness") and consider period end balances outstanding under each. Based upon the outstanding borrowings and letters of credit under the Securitization Facility and Revolving Credit Facility, we calculate the aggregate availability for borrowings under such facilities. Such amount, in addition to cash on our balance sheet, is what we consider to be our “Total Liquidity.”

The following table provides a calculation of our Total Liquidity for the three-month periods ended April 2, 2022 and April 3, 2021, respectively:

	For the three-month periods ended
(dollars in thousands)	April 2, 2022	April 3, 2021
Securitization rollforward
Beginning securitization balance	$120,000	$-
Draws	30,000	-
Repayments	(10,000)	-
Ending securitization balance	140,000	-
Calculation of securitization availability
Securitization limit	150,000	-
Less: outstanding securitization balance	140,000	-
End of period securitization availability	10,000	-
Revolving Credit Facility rollforward
Beginning Revolving Credit Facility balance	-	-
Draws	-	-
Repayments	-	-
Ending Revolving Credit Facility balance	-	-
Calculation of revolving credit facility availability
Revolving Credit Facility limit	200,000	75,000
Less: outstanding Revolving Credit Facility balance	-	-
Less: outstanding letters of credit	(17,565)	(19,817)
End of period Revolving Credit Facility availability	182,435	55,183
End of period cash balance	17,439	67,105
Total Liquidity, end of period	$209,874	$122,288

Cash Flow Activity

The following table sets forth a summary of our cash flows from operating, investing, and financing activities for the three-month periods presented:

	For the three-month periods ended
(dollars in thousands)	April 2, 2022	April 3, 2021
Net cash used in operating activities	$(9,476)	$(32,911)
Net cash used in investing activities	$(16,643)	$(3,165)
Net cash provided by (used in) financing activities	$13,068	$(34,164)

Operating Activities

The primary sources of our operating cash flow are operating income or operating losses, net of any goodwill impairments that we record, as well as any other significant non-cash items such as depreciation, amortization and share-based compensation, less cash paid for interest. The timing of collections of accounts receivable and the payment of accounts payable, other accrued liabilities and accrued payroll and employee benefits can also impact and cause fluctuations in our operating cash flow. Cash used by operating activities decreased by $23.4 million during the first quarter of 2022 compared to the first quarter of 2021, primarily due to:

•
the comparative provision of cash of $21.0 million from the timing of payment of accounts payable and other accrued liabilities and related to significant payments made in the first quarter of 2021 to professional services vendors;
•
the comparative provision of cash of $6.0 million from the timing of payment of accrued payroll and employee benefits;
•
a decrease in cash paid for interest from $20.2 million in the first quarter of 2021 to $16.1 million in the first quarter of 2022; net of:
•
a decrease in operating income for the first quarter of 2022 compared to first quarter of 2021, net of changes in significant non-cash items such as goodwill impairment, depreciation and amortization, and share-based compensation.

Days Sales Outstanding (“DSO”)

DSO provides us with a gauge to measure the timing of cash collections against accounts receivable and related revenue. DSO is derived by dividing our average patient accounts receivable for the fiscal period by our average daily revenue for the fiscal period. The timing of billing and collecting on our receivables can be affected by many factors, including the annual revalidation of third-party insurance in our PDS business which typically occurs in the first quarter of each year; pre-claim reviews and post-claim reviews associated with

Medicare's Review Choice Demonstration Program; acquisition and system transition activities; among other things. The collection cycle for the businesses within our HHH segment is also generally longer than the businesses within our PDS segment, primarily due to longer billing cycles for HHH, which is generally billed in thirty day increments. The following table presents our trailing five quarter consolidated DSO for the respective periods:

	April 3, 2021	July 3, 2021	October 2, 2021	January 1, 2022	April 2, 2022
Days Sales Outstanding	40.2	41.6	43.4	44.9	46.5

Investing Activities

Net cash used in investing activities was $16.6 million for the three-month period ended April 2, 2022, as compared to $3.2 million for the three-month period ended April 3, 2021. The primary driver of the $13.5 million increase in cash used in the current period was an $11.7 million premium paid for an interest rate cap in February 2022.

Financing Activities

Net cash provided by financing activities increased by $47.2 million, from $34.2 million net cash used for the three-month period ended April 3, 2021 to $13.1 million provided for the three-month period ended April 2, 2022. The $47.2 million increase was primarily attributable to:

•
a $29.4 million repayment of government stimulus funds in the first quarter of 2021 with no such payment in our most recently completed quarter; and
•
$20.0 million of net borrowings under our Securitization Facility in our most recently completed quarter with no comparable activity in the prior year quarter;

Purchases of Property and Equipment (capital expenditures)

We manage our capital expenditures based upon a percentage of revenue. Our capital expenditures expressed as a percentage of revenue were as follows for the three-month periods presented:

•
$4.0 million, or 0.9% of revenue for the three-month period ended April 2, 2022; and
•
$2.7 million, or 0.6% of revenue for the three-month period ended April 3, 2021.

We typically plan for capital expenditures equal to 1.0% of revenue, and capital expenditures for the three-month periods ended April 2, 2022 and April 3, 2021 were generally consistent with this target.

Indebtedness

We typically incur term loan indebtedness to finance our acquisitions, and we borrow under our Securitization Facility and Revolving Credit Facility from time to time for working capital purposes, as well as to finance acquisitions, as needed. The following table presents our current and long-term obligations under our credit facilities as of April 2, 2022 and April 3, 2021, as well as related interest expense for the three month periods ended April 2, 2022 and April 3, 2021, respectively:

	Current and Long-term			Interest Expense
(dollars in thousands)	Obligations			For the three-month periods ended
Instrument	April 2, 2022	April 3, 2021	Interest Rate	April 2, 2022	April 3, 2021
Initial First Lien Term Loan (1)	$-	$561,600	L + 4.25%	$-	$7,479
First Lien First Amendment Term Loan (1)	-	216,580	L + 5.50%	-	3,572
First Lien Fourth Amendment Term Loan (1)	-	184,075	L + 6.25%	-	3,381
Second Lien Term Loan (1)	-	240,000	L + 8.00%	-	5,460
2021 Extended Term Loan (2)	855,700	-	L + 3.75%	9,217	-
Delayed Draw Term Loans (2) (3)	-	-	L + 3.75%	1,896	-
Term Loan - Second Lien Term Loan (2)	415,000	-	L + 7.00%	7,868	-
Revolving Credit Facility (2)	-	-	L + 3.75%	173	70
Securitization Facility (4)	140,000	-	BSBY + 2.00%	1,213	-
Amortization of debt issuance costs	-	-		1,740	2,140
Other	-	-		257	323
Total Indebtedness	$1,410,700	$1,202,255		$22,364	$22,425
Weighted Average Interest Rate (5)	5.0%	6.5%
(1)
Variable rate debt instruments which accrue interest at a rate equal to the LIBOR rate (subject to a minimum of 1.00%), plus an applicable margin.
(2)
Variable rate debt instruments which accrue interest at a rate equal to the LIBOR rate (subject to a minimum of 0.50%), plus an applicable margin.
(3)
No amounts were outstanding on the Delayed Draw Term Loan ("DDTL") at April 2, 2022, however, the Company incurred commitment fees of $1.9 million in the three month period ended April 2, 2022 in order to maintain the availability of the DDTL.
(4)
Variable rate debt instrument that accrues interest at a rate equal to the Bloomberg Short-term Bank Yield Index (“BSBY”) plus an applicable margin.
(5)
Represents the weighted average annualized interest rate based upon the outstanding balances at April 2, 2022 and April 3, 2021, respectively, and the applicate interest rates at that date.

We were in compliance with all financial covenants and restrictions related to existing credit facilities at April 2, 2022.

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

On May 3, 2021, we completed our initial public offering, and with a portion of the proceeds received, paid an aggregate principal amount of $307.0 million to repay in full all outstanding obligations under our prior second lien credit agreement, including the incremental amount borrowed in connection with financing the acquisition of Doctor’s Choice, thereby terminating such agreement. In addition, on May 4, 2021, we repaid $100.0 million in principal amount of our outstanding indebtedness under our First Lien Credit Agreement (as defined below).

On May 4, 2021, following completion of the initial public offering and satisfaction of the other applicable conditions precedent, the maximum availability of our Revolving Credit Facility increased from $75.0 million to $200.0 million. In connection with this increase in capacity, we incurred debt issuance costs of $1.6 million, which we capitalized and included in other long-term assets.

On July 15, 2021 we entered into an Extension Amendment (the “Extension Amendment”) to our First Lien Credit Agreement, originally dated as of March 16, 2017, with Barclays Bank, as administrative agent, the collateral agent, a letter of credit issuer, and swingline lender, and the lenders and other agents party thereto from time to time (as amended to date, the “First Lien Credit Agreement”). The Extension Amendment converted outstanding balances under all remaining first lien term loans into a single term loan in an aggregate principal amount of $860.0 million (the “2021 Extended Term Loan”), and extended the maturity date to July 2028. The Extension Amendment also provided for a delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) in an aggregate principal amount of $200.0 million, which permits us to incur senior secured first lien term loans (the “Delayed Draw Term Loans”) from time to time until July 15, 2023, in each case subject to certain terms and conditions. The Delayed Draw Term Loan Facility was undrawn as of January 1, and April 2, 2022, and any future draws thereunder would mature in July 2028.

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

On November 12, 2021, we entered into a three-year Securitization Facility (the "Securitization Facility") which increases the Company’s borrowing capacity by collateralizing a portion of our patient accounts receivable at favorable interest rates relative to our 2021 Extended Term Loan. The maximum amount available under the Securitization Facility is $150.0 million, subject to maintenance of certain borrowing base requirements. Borrowings under this facility carry variable interest rates tied to BSBY plus an applicable margin. Please see Note 5 – Securitization Facility, to the unaudited consolidated financial statements, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion related to the Securitization Facility.

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

On February 9, 2022 we entered into a five-year, $880.0 million notional interest rate cap agreement with a cap rate of 3.0%. The cap agreement expires in February 2027 and provides that the counterparty will pay us the amount by which LIBOR exceeds 3.0% in a given measurement period.

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

Contractual Obligations

Our contractual obligations consist primarily of long-term debt obligations, interest payments, operating and financing leases. These contractual obligations impact our short-term and long-term liquidity and capital needs. As of April 2, 2022, there were no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

Critical Accounting Estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 for accounting policies and related estimates we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These critical accounting estimates include patient services and product revenue; business combinations; goodwill; and insurance reserves. There have been no changes to our critical accounting estimates or their application since the date of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk related to changes in interest rates under our variable rate debt instruments, which are primarily indexed to LIBOR and have a LIBOR floor of 50 basis points. The LIBOR interest rate as of April 2, 2022 was approximately 0.44%. Our outstanding variable rate indebtedness at April 2, 2022 was $1,411 million. We also have interest rate swap agreements in place with an aggregate notional amount of $520 million that effectively convert $520 million of our variable rate debt to a fixed rate to manage this risk. The notional amounts of such swap agreements represent balances used to calculate the exchange of cash flows and are not our assets or liabilities. We do not enter into such arrangements for trading purposes.

Based on our outstanding indebtedness and the effect of our interest rate swap agreements at April 2, 2022, a 100 basis point increase in interest rates rate change would cause interest expense to increase by approximately $8.5 million annually. Based on current market interest expectations, we believe it is likely that interest rates will increase over the next twelve months and that we will incur some of, all of, or more than the above $8.5 million in incremental interest expense over the next twelve months as compared to the last twelve months.

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

See Note 4 – Long-Term Obligations, and Note 5 – Securitization Facility, to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the material terms of our long-term debt.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of April 2, 2022, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 2, 2022, the end of the period covered by this Quarterly Report on Form 10-Q.

We have not engaged an independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Presently, we are a non-accelerated filer and therefore our management has not yet been required to perform an annual assessment of the effectiveness of our internal control over financial reporting. This requirement will become applicable with our Annual Report on Form 10-K for the fiscal year ending December 31, 2022, at which time our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the three-month period ended April 2, 2022, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of April 2, 2022, the end of the period covered by this Quarterly Report on Form 10-Q.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is included in “Part I – Item 1 - Note 10 – Commitments and Contingencies” and is incorporated by reference into this Part II Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

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

Aveanna Healthcare Holdings Inc.

Date: May 11, 2022	By:	/s/ Tony Strange
Tony Strange Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2022	By:	/s/ David Afshar
David Afshar
Chief Financial Officer (Principal Financial and Accounting Officer)