Form 10-Q
period 2022-07-02
Aveanna Healthcare Holdings, Inc.
filed 2022-08-11
CIK 1832332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2022

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 1, 2022, the registrant had 185,918,240 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
	As of
	July 2, 2022	January 1, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,463	$30,490
Patient accounts receivable	246,026	218,917
Receivables under insured programs	6,605	6,373
Prepaid expenses	19,634	14,233
Other current assets	3,389	9,202
Total current assets	293,117	279,215
Property and equipment, net	27,490	31,374
Operating lease right of use assets	49,899	51,992
Goodwill	1,367,143	1,835,580
Intangible assets, net	100,355	102,851
Receivables under insured programs	23,378	25,530
Other long-term assets	47,600	7,829
Total assets	$1,908,982	$2,334,371

LIABILITIES, DEFERRED RESTRICTED STOCK UNITS, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$53,370	$52,624
Accrued payroll and employee benefits	45,224	54,565
Current portion of insurance reserves - insured programs	6,605	6,373
Current portion of insurance reserves	16,984	13,466
Securitization obligations	150,000	120,000
Current portion of long-term obligations	8,600	8,600
Current portion of operating lease liabilities	10,858	13,534
Current portion of deferred payroll taxes	25,523	25,523
Other current liabilities	44,001	50,146
Total current liabilities	361,165	344,831
Revolving credit facility	15,000	-
Long-term obligations, less current portion	1,224,383	1,226,517
Long-term insurance reserves - insured programs	23,378	25,530
Long-term insurance reserves	36,408	35,122
Operating lease liabilities, less current portion	42,393	44,682
Deferred income taxes	2,957	3,046
Other long-term liabilities	1,026	16,692
Total liabilities	1,706,710	1,696,420
Commitments and contingencies (Note 11)
Deferred restricted stock units	2,135	2,135
Stockholders’ equity:
Preferred stock, $0.01 par value as of July 2, 2022 and no par value as of January 2, 2021,
5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value, 1,000,000,000 shares authorized;
185,918,240 and 184,732,268 issued and outstanding, respectively	1,859	1,847
Additional paid-in capital	1,221,507	1,208,645
Accumulated deficit	(1,023,229)	(574,676)
Total stockholders’ equity	200,137	635,816
Total liabilities, deferred restricted stock units, and stockholders’ equity	$1,908,982	$2,334,371

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the three-month periods ended		For the six-month periods ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenue	$442,955	$436,112	$893,489	$853,272
Cost of revenue, excluding depreciation and amortization	297,912	289,523	603,620	575,000
Branch and regional administrative expenses	88,998	77,720	177,741	147,092
Corporate expenses	36,202	32,401	72,769	59,800
Goodwill impairment	470,207	-	470,207	-
Depreciation and amortization	6,038	5,170	11,857	10,018
Acquisition-related costs	(22)	1,004	69	2,772
Other operating expense (income)	1	-	(169)	-
Operating (loss) income	(456,381)	30,294	(442,605)	58,590
Interest income	143	61	205	138
Interest expense	(22,919)	(19,262)	(45,283)	(41,687)
Loss on debt extinguishment	-	(8,918)	-	(8,918)
Other income (expense)	4,926	(736)	41,383	(577)
(Loss) Income before income taxes	(474,231)	1,439	(446,300)	7,546
Income tax benefit (expense)	344	(179)	(2,253)	(488)
Net (loss) income	$(473,887)	$1,260	$(448,553)	$7,058
Net (loss) income per share:
Net (loss) income per share, basic	$(2.56)	$0.01	$(2.43)	$0.05
Weighted average shares of common stock outstanding, basic	184,953	171,149	184,940	156,636
Net (loss) income per share, diluted	$(2.56)	$0.01	$(2.43)	$0.04
Weighted average shares of common stock outstanding, diluted	184,953	177,683	184,940	161,975

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	For the three-month period ended July 2, 2022
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, April 2, 2022	184,732,268	$1,847	$1,213,460	$(549,342)	$665,965
Employee stock purchase plan	1,185,972	12	2,266	-	2,278
Non-cash share-based compensation	-	-	5,781	-	5,781
Net loss	-	-	-	(473,887)	(473,887)
Balance, July 2, 2022	185,918,240	$1,859	$1,221,507	$(1,023,229)	$200,137

	For the three-month period ended July 3, 2021
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, April 3, 2021	141,928,184	$1,419	$721,959	$(451,834)	$271,544
Issuance of common stock, net of underwriters’ discounts and commissions	42,236,000	422	$469,686	-	470,108
Non-cash share-based compensation	-	-	5,168	-	5,168
Net income	-	-	-	1,260	1,260
Balance, July 3, 2021	184,164,184	$1,841	$1,196,813	$(450,574)	$748,080

	For the six-month period ended July 2, 2022
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022	184,732,268	1,847	1,208,645	(574,676)	$635,816
Employee stock purchase plan	1,185,972	12	2,266	-	2,278
Non-cash share-based compensation	-	-	10,596	-	10,596
Net loss	-	-	-	(448,553)	(448,553)
Balance, July 2, 2022	185,918,240	$1,859	$1,221,507	$(1,023,229)	$200,137

	For the six-month period July 3, 2021
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 2, 2021	141,928,184	$1,419	$721,247	$(457,632)	$265,034
Issuance of common stock, net of underwriters’ discounts and commissions	42,236,000	422	469,686	-	470,108
Non-cash share-based compensation	-	-	5,880	-	5,880
Net income	-	-	-	7,058	7,058
Balance, July 3, 2021	184,164,184	$1,841	$1,196,813	$(450,574)	$748,080

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)
	For the six-month periods ended
	July 2, 2022	July 3, 2021
Cash Flows From Operating Activities:
Net (loss) income	$(448,553)	$7,058
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	11,857	10,018
Amortization of deferred debt issuance costs	3,526	5,838
Amortization and impairment of operating lease right of use assets	8,402	9,253
Non-cash share-based compensation	10,596	5,880
Goodwill impairment	470,207	-
(Gain) loss on disposal of licenses, property and equipment	(123)	94
Fair value adjustments on interest rate derivatives	(44,789)	(4,853)
Gain on sale of businesses	(170)	-
Loss on debt extinguishment	-	8,918
Deferred income taxes	(89)	866
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(27,701)	(17,190)
Prepaid expenses	(61)	(111)
Other current and long-term assets	5,854	(99)
Accounts payable and other accrued liabilities	1,232	(20,954)
Accrued payroll and employee benefits	(9,341)	(5,678)
Insurance reserves	4,804	5,025
Operating lease liabilities	(11,348)	(9,945)
Other current and long-term liabilities	(3,660)	(7,741)
Net cash used in operating activities	(29,357)	(13,621)
Cash Flows From Investing Activities:
Acquisitions of businesses, net of cash acquired	(1,206)	(102,505)
Proceeds from sale of businesses	460	-
Payment for interest rate cap	(11,725)	-
Purchases of property and equipment	(5,985)	(6,078)
Net cash used in investing activities	(18,456)	(108,583)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	477,688
Proceeds from employee stock purchase plan	2,278	-
Proceeds from securitization obligation	40,000	-
Repayment of securitization obligation	(10,000)	-
Proceeds from revolving credit facility	15,000	-
Proceeds from issuance of term loans, net of debt issuance costs	-	65,261
Principal payments on term loans	(4,300)	(411,492)
Principal payments on notes payable	(4,070)	(3,067)
Repayment of government stimulus funds	-	(29,444)
Principal payments of financing lease obligations	(363)	(332)
Payment of offering costs	-	(5,375)
Payment of debt issuance costs	-	(1,831)
Settlements with derivative counterparties	(3,759)	-
Net cash provided by financing activities	34,786	91,408
Net decrease in cash and cash equivalents	(13,027)	(30,796)
Cash and cash equivalents at beginning of period	30,490	137,345
Cash and cash equivalents at end of period	$17,463	$106,549

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$42,763	$36,861
Acquisition of property and equipment on accrual	$1,139	$2,095
Offering costs included in accounts payable and other accrued liabilities	$-	$98
Cash paid for income taxes, net of refunds received	$998	$3,778

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

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited consolidated financial statements do not include all the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, these interim unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of July 2, 2022 and the results of operations for the three and six-month periods ended July 2, 2022 and July 3, 2021, respectively. The results reported in these interim unaudited consolidated financial statements should not be regarded as indicative of results that may be expected for any other period or the entire year. These interim unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended January 1, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2022.

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52 or 53-week fiscal year. The accompanying interim unaudited consolidated balance sheets reflect the accounts of the Company as of July 2, 2022 and January 1, 2022. For the three-month periods ended July 2, 2022 and July 3, 2021, the accompanying interim unaudited consolidated statements of operations, stockholders’ equity and cash flows reflect the accounts of the Company from April 2, 2022 through July 2, 2022 and April 3, 2021 through July 3, 2021, respectively. For the six-month periods ended July 2, 2022 and July 3, 2021, the accompanying interim unaudited consolidated statements of operations, stockholders' equity and cash flows reflect the accounts of the Company from January 2, 2022 through July 2, 2022 and January 3, 2021 through July 3, 2021, respectively.

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

The Company determines the transaction price based on established billing rates reduced by contractual adjustments and discounts provided to third-party payers and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements, discount policies and historical experience. For the PDS, HHH, and MS businesses, implicit price concessions are based on historical collection experience. As of July 2, 2022 and January 1, 2022, estimated explicit and implicit price concessions of $58.2 million and $55.8 million, respectively, were recorded as reductions to patient accounts receivable balances to arrive at the estimated collectible revenue and patient accounts receivable. For the PDS, HHH, and MS businesses, most contracts contain variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense which is included as a component of operating expenses in the

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

consolidated statements of operations. The Company did not record any bad debt expense for the three and six-month periods ended July 2, 2022 and July 3, 2021, respectively.

The Company derives a significant portion of its revenue from Medicaid, Medicaid MCO, Medicare and other payers that receive discounts from established billing rates. The regulations and various managed care contracts under which these discounts must be estimated are complex and subject to interpretation. Management estimates the transaction price on a payer-specific basis given its interpretation of the applicable regulations or contract terms. Updated regulations and contract negotiations occur frequently, necessitating regular review and assessment of the estimation process by management; however, there were no material revenue adjustments recognized from performance obligations satisfied or partially satisfied in previous periods for the three and six-month periods ended July 2, 2022 and July 3, 2021, respectively.

The following table presents revenue by payer type as a percentage of revenue for the three and six-month periods ended July 2, 2022 and July 3, 2021, respectively:

	For the three-month periods ended		For the six-month periods ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	Percentage	Percentage	Percentage	Percentage
Medicaid MCO	54.3%	52.6%	51.9%	54.2%
Medicaid	21.7%	23.8%	21.9%	24.3%
Commercial	9.8%	12.3%	9.9%	11.8%
Medicare	14.1%	11.0%	16.2%	9.4%
Self-pay	0.1%	0.3%	0.1%	0.3%
Total revenue	100.0%	100.0%	100.0%	100.0%

4. GOODWILL

The following table summarizes changes in goodwill by segment from the fiscal year ended January 1, 2022 through the six-month period ended July 2, 2022 (amounts in thousands):

	PDS	HHH	MS	Total
Balance at January 1, 2022, net (1)	$1,160,337	$532,775	$142,468	$1,835,580
Additions	-	-	-	-
Measurement adjustments	258	1,512	-	1,770
Impairments	(213,557)	(232,538)	(24,112)	(470,207)
Balance at July 2, 2022, net (2)	$947,038	$301,749	$118,356	$1,367,143

(1) Goodwill balance is net of $346.8 million accumulated impairment losses for the PDS segment and $88.0 million losses for the MS segment.

(2) Goodwill balance is net of $560.4 million accumulated impairment losses for the PDS segment, $112.1 million losses for the MS segment, and $232.5 million losses for the HHH segment.

A test of goodwill impairment is required at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. As a result of continued challenges in the labor markets, including both shortages in workforce and inflationary wage pressures which have not abated and which the Company expects to persist, the Company revised its forward-looking estimates. As a result, the Company publicly updated its fiscal year 2022 earnings guidance and also performed an interim impairment assessment as of July 2, 2022. Based on that assessment, the Company determined that the carrying value of five of its six reporting units across its three segments exceeded their respective fair values and the Company accordingly recorded an aggregate goodwill impairment charge of $470.2 million during the three-month period ended July 2, 2022.

For its interim goodwill impairment test, the Company engaged a third-party valuation firm to assist in calculating the fair value of each of the Company's reporting units, which is derived using a combination of both income and market approaches. The income approach utilizes projected operating results and cash flows and includes significant assumptions, such as revenue growth rates, projected EBITDA margins, and discount rates. The market approach compares its reporting units’ earnings and revenue multiples to those of comparable companies. Estimates of fair value may differ from actual results due to, among other things, economic conditions, changes to business models or changes in operating performance. These factors increase the risk of

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

differences between projected and actual performance that could impact future estimates of fair value of all reporting units. Significant differences between these estimates and actual future performance could result in additional impairment in future fiscal periods.

5. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following as of July 2, 2022 and January 1, 2022, respectively (dollar amounts in thousands):

Instrument	Stated Maturity Date	Contractual Interest Rate	Interest Rate as of July 2, 2022	July 2, 2022	January 1, 2022
2021 Extended Term Loan (1)	07/2028	L + 3.75%	4.69%	$853,550	$857,850
Term Loan - Second Lien Term Loan (1)	12/2029	L + 7.00%	7.94%	415,000	415,000
Revolving Credit Facility (1)	04/2026	L + 3.75%	4.69%	15,000	-
Total principal amount of long-term obligations				1,283,550	1,272,850
Less: unamortized debt issuance costs				(35,567)	(37,733)
Total amount of long-term obligations, net of unamortized debt issuance costs				1,247,983	1,235,117
Less: current portion of long-term obligations				(8,600)	(8,600)
Total amount of long-term obligations, net of unamortized debt issuance costs, less current portion				$1,239,383	$1,226,517
(1) L = Greater of 0.50% or one-month LIBOR

The 2021 Extended Term Loan, Revolving Credit Facility and any Delayed Draw Term Loans bear interest, at the Company’s election, at a variable interest rate based on either LIBOR (subject to a minimum of 0.50%), or ABR (subject to a minimum of 2.00%) for the interest period relevant to such borrowing, plus an applicable margin of 3.75% for loans accruing interest based on LIBOR and an applicable margin of 2.75% for loans accruing interest based on ABR.

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

Debt issuance costs related to the term loans are recorded as a direct deduction from the carrying amount of the debt. The balance for debt issuance costs related to the term loans as of July 2, 2022 and January 1, 2022 was $35.6 million and $37.7 million, respectively. Debt issuance costs related to the Revolving Credit Facility and Delayed Draw Term Loans are recorded within other long-term assets. The balance for debt issuance costs related to the Revolving Credit Facility and Delayed Draw Term Loans as of July 2, 2022 and January 1, 2022 was $2.1 million and $3.2 million, respectively. The Company recognized interest expense related to the amortization of debt issuance costs of $1.6 million and $3.3 million during the three and six-months period ended July 2, 2022, respectively, and $3.7 million and $5.8 million during the three and six-month periods ended July 3, 2021, respectively.

Issued letters of credit as of July 2, 2022 and January 1, 2022 were $17.6 million and $17.6 million, respectively. There were no swingline loans outstanding as of July 2, 2022 or January 1, 2022. Borrowing capacity under the Company's Revolving Credit Facility was $167.4 million as of July 2, 2022 and $182.4 million as of January 1, 2022.

The fair value of the long-term obligations was $1,283.6 million at July 2, 2022. Due to the variable rate nature of the 2021 Extended Term Loan and Second Lien Term Loan, the Company believes that the carrying amount approximates fair value at July 2, 2022.

The Company was in compliance with all financial covenants and restrictions under the foregoing instruments at July 2, 2022.

6. SECURITIZATION FACILITY

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

The outstanding balance under the Securitization Facility was $150.0 million and $120.0 million at July 2, 2022 and January 1, 2022, respectively. The balance accrues interest at a rate tied to the Bloomberg Short-term Bank Yield Index (“BSBY”) plus an applicable margin, which can increase or decrease based upon the Company's credit rating. The interest rate under the Securitization Facility was 3.62% and 2.08% at July 2, 2022 and January 1, 2022, respectively.

The Securitization Facility is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and the borrowings are presented as liabilities in the accompanying interim unaudited consolidated balance sheets; (ii) the accompanying interim unaudited consolidated statements of operations reflect the interest expense associated with the collateralized borrowings; and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within the accompanying interim unaudited consolidated statements of cash flows. The Securitization Facility is included within current liabilities on the accompanying interim unaudited consolidated balance sheets as it is collateralized by current patient accounts receivable and not because payments are due within one year of the balance sheet date.

On August 8, 2022, the Company amended the Securitization Facility to increase the maximum amount available to $175.0 million, subject to maintaining certain borrowing base requirements. See Note 16 – Subsequent Events for further details on the Company's amendment to the Securitization Facility.

7. FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, patient accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair values due to the short-term maturities of the instruments.

The Company’s other assets and other liabilities measured at fair value are as follows (amounts in thousands):

	Fair Value Measurements at July 2, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$25,389	$-	$25,389
Interest rate swap agreements	-	15,783	-	15,783
Total derivative assets	$-	$41,172	$-	$41,172

	Fair Value Measurements at January 1, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap agreements	$-	$15,342	$-	$15,342
Total derivative liabilities	$-	$15,342	$-	$15,342

The fair values of the interest rate swap and cap agreements are based on the estimated net proceeds or costs to settle the transactions as of the respective balance sheet dates. The valuations are based on commercially reasonable industry and market practices for valuing similar financial instruments. See Note 8 – Derivative Financial Instruments for further details on the Company’s interest rate swap and cap agreements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the interim goodwill impairment test, the Company performed a Step 1 analysis that used a combination of expected present value of future cash flows (income approach) and comparable public companies (market approach) to determine the fair value of the reporting unit. These approaches use primarily unobservable inputs, including revenue growth rates, projected EBITDA margins, and discount rates, which are considered Level 3 fair value measurements. The fair value analysis takes into account recent and expected operating performance.

8. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates, and the Company seeks to mitigate a portion of this risk by entering into derivative contracts. The derivatives the Company currently uses are interest rate swaps and interest rate caps. The Company recognizes derivatives as either assets or liabilities at fair value on the accompanying interim unaudited consolidated balance sheets and does not designate the derivatives as hedging instruments. Changes in the fair value of derivatives are therefore recorded in earnings throughout the term of the respective derivatives.

In October 2018, the Company entered into two interest rate swap agreements to limit its exposure to interest rate risk on its variable rate debt. In July 2021, the Company amended its interest rate swap agreements to extend the expiration dates to June 30, 2026 and reduce the fixed rate paid under the swaps. As amended, the Company pays a fixed rate of 2.08% and receives the one-month LIBOR rate, subject to a 0.50% floor. The aggregate notional amount of the interest rate swaps remained unchanged at $520.0 million at July 2, 2022 and January 1, 2022, respectively. The fair value of the interest rate swaps at July 2, 2022 and January 1, 2022 was a $15.8 million asset included in other long-term assets and a $15.3 million liability included in other long-term liabilities on the accompanying interim unaudited consolidated balance sheets, respectively. The Company does not apply hedge accounting to these agreements and records all mark-to-market adjustments directly to other income in the accompanying interim unaudited consolidated statements of operations, which are included within cash flows from operating activities in the accompanying interim unaudited consolidated statements of cash flows. The net settlements incurred with swap counterparties under the swap agreements prior to the amendment were recognized through cash flows from operating activities in the accompanying interim unaudited consolidated statements of cash flows. Subsequent to the interest rate swap amendment in July 2021, the net settlements are recognized through cash flows from financing activities in the accompanying interim unaudited consolidated statements of cash flows due to an other-than-insignificant financing element on the interest rate swaps resulting from the amendment.

On February 9, 2022, the Company entered into interest rate cap agreements for an aggregate notional amount of $880.0 million and a cap rate of 3.00%. The premium paid for the interest rate cap agreements was $11.7 million. The cap agreements have an expiration date of February 28, 2027, and provide that the counterparty will pay the Company the amount by which LIBOR exceeds 3.00% in a given measurement period. The fair value of the interest rate cap agreements at July 2, 2022 was $25.4 million and is included in other long-term assets on the accompanying interim unaudited consolidated balance sheets. The Company does not apply hedge accounting to these agreements and records all mark-to-market adjustments directly to other income in the accompanying interim unaudited consolidated statements of operations, which are included within cash flows from operating activities in the accompanying interim unaudited consolidated statements of cash flows.

The following gains from these derivatives not designated as hedging instruments were recognized in the Company’s accompanying interim unaudited consolidated statements of operations for the three and six-month periods ended July 2, 2022 and July 3, 2021, respectively (amounts in thousands):

	Statement of Operations	For the three-month periods ended
	Classification	July 2, 2022	July 3, 2021
Interest rate cap agreement	Other income (expense)	$1,119	$-
Interest rate swap agreements	Other income (expense)	$5,414	$2,033

	Statement of Operations	For the six-month periods ended
	Classification	July 2, 2022	July 3, 2021
Interest rate cap agreements	Other income (expense)	$13,664	$-
Interest rate swap agreements	Other income (expense)	$31,125	$4,853

The Company does not utilize financial instruments for trading or other speculative purposes.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. INCOME TAXES

The Company’s provision for income taxes is recorded on an interim basis based upon the Company’s estimate of the annual effective income tax rate for the full year applied to “ordinary” income or loss, adjusted each quarter for discrete items.

The Company recorded an income tax benefit of $0.3 million and income tax expense of $2.3 million for the three and six-month periods ended July 2, 2022, respectively, and income tax expense of $0.2 million and $0.5 million for the three and six-month periods ended July 3, 2021, respectively. The Company’s effective tax rate was 0.1% and negative 0.5% for the three and six-month periods ended July 2, 2022, respectively, and 12.4% and 6.5% for the three and six-month periods ended July 3, 2021, respectively. The effective tax rates for the three and six-month periods ended July 2, 2022 and July 3, 2021 differ from the statutory rate of 21% primarily due to the changes in the valuation allowance recorded against certain deferred tax assets, and separate state and local income taxes on taxable subsidiaries.

For the six-month period ended July 2, 2022, there were no material changes to the Company's uncertain tax positions. There has been no change to the Company's policy that recognizes potential interest and penalties related to uncertain tax positions in income tax expense in the accompanying interim unaudited consolidated statements of operations.

10. SHARE-BASED COMPENSATION

Time-Vesting Options

The Company recorded compensation expense, net of forfeitures, of $0.2 million and $0.7 million for the three and six-month periods ended July 2, 2022, respectively, and $0.7 million and $1.4 million for the three and six-month periods ended July 3, 2021, which is included in corporate and branch and regional administrative expenses in the accompanying interim unaudited consolidated statements of operations. Unrecognized compensation expense as of July 2, 2022 associated with outstanding performance-vesting options was $2.7 million.

Performance-Vesting Options

The Company recorded compensation expense, net of forfeiture, for the three and six-month periods ended July 2, 2022 of $2.7 million and $4.6 million, respectively, and $4.2 million for both the three and six-month periods ended July 3, 2021, which is included in corporate and branch and regional administrative expenses in the accompanying interim unaudited consolidated statements of operations. Unrecognized compensation expense as of July 2, 2022 associated with outstanding performance-vesting options was $0.5 million.

Director Restricted Stock Units

The Company recorded compensation expense for the three and six-month periods ended July 2, 2022 of $0.2 million and $0.3 million, which is included in corporate expenses in the accompanying interim unaudited consolidated statements of operations. The Company did not incur or record any such expense in the three and six-month periods ended July 3, 2021. There was no unrecognized compensation expense as of July 2, 2022 associated with outstanding director restricted stock units.

Management Restricted Stock Units

The Company recorded compensation expense for the three and six-month periods ended July 2, 2022 of $1.0 million and $2.0 million, which is included in corporate expenses in the accompanying interim unaudited consolidated statements of operations. The Company did not incur or record any such expense in the three and six-month periods ended July 3, 2021. Unrecognized compensation expense as of July 2, 2022 associated with outstanding management restricted stock units was $13.9 million.

Employee Stock Purchase Plan

Eligible participants contributed $1.1 million and $2.5 million during the three and six-month periods ended July 2, 2022, respectively, which is included in accrued payroll and employee benefits in the accompanying interim unaudited consolidated balance sheets as of July 2, 2022. The Company recorded compensation expense of $0.6 million and $1.2 million for the three and six-month periods ended July 2, 2022, respectively, which is included in corporate expenses, branch and regional administrative expenses and cost of revenue, excluding depreciation and amortization in the accompanying interim unaudited

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

consolidated statements of operations. The Company did not incur or record any expense associated with the employee stock purchase plan for the three and six-month periods ended July 3, 2021.

Long-Term Incentive Plan ("LTIP")

In the first quarter of 2022, the Compensation Committee of the Company's Board of Directors approved LTIP grants of restricted stock units ("RSUs") and performance stock units ("PSUs") under the Company's 2021 Omnibus Incentive Plan.

The RSUs are subject to a three-year service-based cliff vesting schedule commencing on the date of grant. Compensation cost for the RSUs is measured based on the grant date fair value of each share and the number of shares granted and is recognized over the applicable vesting period on a straight-line basis. The Company granted 2,124,212 RSUs with a grant date per share fair value of $4.93. The Company recorded compensation expense of $0.9 million and $1.3 million during the three and six-month periods ended July 2, 2022, respectively, which is included in corporate expenses and branch and regional administrative expenses in the accompanying interim unaudited consolidated statements of operations. Unrecognized compensation expense as of July 2, 2022 associated with the remaining RSUs was $9.2 million.

The PSUs contain two performance criteria: (i) 50% based on relative total shareholder return ("TSR") over a three-year performance period, which measures the Company's total shareholder return as compared to the total shareholder return of a designated peer group, and (ii) 50% based on an adjusted EBITDA target over a one-year performance period. The PSUs are also subject to a three-year service-based cliff vesting schedule commencing on the date of grant. For the PSUs that have a service and a market condition, compensation cost is measured based on the grant date estimated fair value determined using a Monte Carlo simulation model and is recognized over the applicable vesting period on a straight-line basis. The fair value inputs included in the Monte Carlo simulation model were remaining measurement period of 2.88 years, stock price on date of grant of $4.93, daily average closing stock price for the two calendar months prior to the beginning of the performance period of $7.29, risk free rate of 1.77%, and the performance payout per TSR performance percentile. For the PSUs that have a service and a performance condition, compensation cost is initially measured based on the grant date fair value of each share. Cumulative compensation cost is subsequently adjusted at the end of each reporting period to reflect the current estimation of achieving the performance condition. The Company granted 1,389,801 PSUs with a weighted average grant date per share fair value of $5.24. The Company recorded compensation expense of $0.2 million and $0.5 million during the three and six-month periods ended July 2, 2022, respectively, which is included in corporate expenses and branch and regional administrative expenses in the accompanying interim unaudited consolidated statements of operations. Unrecognized compensation expense as of July 2, 2022 associated with the remaining PSUs was $3.3 million.

11. COMMITMENTS AND CONTINGENCIES

Insurance Reserves

As is typical in the healthcare industry, the Company is subject to claims that its services have resulted in patient injury or other adverse effects.

The accrued insurance reserves included in the accompanying interim unaudited consolidated balance sheets include estimates of the ultimate costs, in the event the Company was unable to receive funds from claims made under commercial insurance policies, for claims that have been reported but not paid and claims that have been incurred but not reported at the balance sheet dates. Although substantially all reported claims are paid directly by the Company’s commercial insurance carriers, the Company is ultimately responsible for payment of these claims in the event its insurance carriers become insolvent or otherwise do not honor the contractual obligations under the malpractice policies. The Company is required under U.S. GAAP to recognize these estimated liabilities in its consolidated financial statements on a gross basis; with a corresponding receivable from the insurance carriers reflecting the contractual indemnity provided by the carriers under the related malpractice policies.

The Company maintains primary commercial insurance coverage on a claims-made basis for professional malpractice claims with a $1.0 million per claim deductible and $5.5 million per claim and annual aggregate limits as of October 1, 2021. Prior to October 1, 2021, the Company maintained primary commercial insurance coverage on a claim basis for professional malpractice claims with a $0.5 million per claim deductible and $6.0 million per claim and annual aggregate limits. Moreover, the Company maintains excess insurance coverage for professional malpractice claims. In addition, the Company maintains workers’ compensation insurance with a $0.5 million per claim deductible and statutory limits. The Company reimburses insurance carriers for deductible losses under these policies. The Company’s insurance carriers require collateral to secure the Company’s obligation to reimburse insurance carriers for these deductible payments. Collateral as of July 2, 2022 was comprised of $17.6 million of issued letters of

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

credit, $2.9 million in cash collateral, and $2.9 million in surety bonds. Collateral as of January 1, 2022 was comprised of $17.6 million of issued letters of credit, $2.9 million in cash collateral, and $2.9 million in surety bonds.

As of July 2, 2022, insurance reserves totaling $83.4 million were included on the accompanying interim unaudited consolidated balance sheets, representing $37.3 million and $46.1 million of reserves for professional malpractice claims and workers’ compensation claims, respectively. At January 1, 2022, insurance reserves totaling $80.5 million were included on the accompanying consolidated balance sheets, representing $38.7 million and $41.8 million of reserves for professional malpractice claims and workers’ compensation claims, respectively.

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

The Company is currently a party to various routine litigation incidental to the business. While management currently believes that the ultimate outcome of such proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Management has established provisions within other current liabilities in the accompanying interim unaudited consolidated balance sheets, which in the opinion of management represents the best estimate of exposure and adequately provides for such losses that may occur from asserted claims related to the provision of professional services and which may not be covered by the Company’s insurance policies. Management believes that any additional unfavorable provisions would not be material to the Company’s results of operations or financial position; however, if an unfavorable ruling on any asserted or unasserted claim were to occur, there exists the possibility of a material adverse impact on the Company’s net earnings or financial position. The estimate of the potential impact from legal proceedings on the Company’s financial position or overall results of operations could change in the future.

Healthcare Regulatory Matters

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Starting on October 30, 2019 the Company has received grand jury subpoenas issued by the U.S. Department of Justice, Antitrust Division (the “Antitrust Division”) requiring the production of documents and information pertaining to nurse wages, reimbursement rates, and hiring activities in a few of its local markets. The Company is fully cooperating with the Antitrust Division with respect to this investigation and management believes that it is not probable that this matter will materially impact the Company’s business, results of operations or financial condition. However, based on the information currently available to the Company, management cannot predict the timing or outcome of this investigation or predict the possible loss or range of loss, if any, associated with the resolution of this litigation.

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

12. COVID-19

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

Deferred payment of the employer portion of social security taxes: The Company was permitted to defer payments of the employer portion of social security taxes in fiscal year 2020, which are payable in 50% increments, with the first 50% due by December 31, 2021 and the second 50% due by December 31, 2022. The Company did not defer any payroll taxes after December 31, 2020. As of July 2, 2022 and January 1, 2022, the Company had remaining deferred payments of $25.5 million of social security taxes in total, which is recorded in the current portion of deferred payroll taxes on the accompanying interim unaudited consolidated balance sheets.

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

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Medicare Advances: Certain of the home health and hospice companies the Company has acquired received advance payments from the Centers for Medicare & Medicaid Services (“CMS”) in April 2020, pursuant to the expansion of the Accelerated Payments Program provided for in the CARES Act. These advances became repayable beginning one year from the date on which the accelerated advance was issued. The repayments occur via offsets by CMS to current payments otherwise due from Medicare at a rate of 25% for the first eleven months. After the eleven months end, payments will be recouped at a rate of 50% for another six months, after which any remaining balance will become due. Gross advances received by acquired companies in April 2020 totaled $15.7 million. The Company began repaying the gross amount of the advances, via the offset mechanism described above, during the second quarter of 2021, and had repaid all such advances as of July 2, 2022. Remaining unpaid advances as of January 1, 2022 totaled $3.5 million, which is recorded in other current liabilities on the accompanying interim unaudited consolidated balance sheets.

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

American Rescue Plan Act (“ARPA”): On March 11, 2021 President Biden signed ARPA into law. ARPA is a federal stimulus bill designed to aid public health and economic recovery from the COVID-19 pandemic. ARPA includes $350 billion in emergency funding for state, local, territorial and tribal governments, known as the Coronavirus State and Local Fiscal Recovery Funds (“ARPA Recovery Funds”). States must obligate the ARPA Recovery Funds by December 31, 2024 and spend such funds by December 31, 2026. Usage of the ARPA Recovery Funds is subject to the requirements specified in the United States Treasury Department’s Final Rule issued on January 6, 2022. The Final Rule provides states with substantial flexibility in utilizing ARPA Relief Funds, including to support public health expenditures such as vaccination programs and testing, and PPE purchases, as well as providing premium pay for essential workers, including those in home-care settings, among many other things. States may not use ARPA Recovery Funds to fund tax cuts, fund budget deficits, or to support public employee pensions. During the three and six-month periods ended July 2, 2022, the Company received $1.3 million and $4.5 million, respectively, of ARPA Recovery Funds from various states. The Company recognized $0.5 million and $3.6 million during the three and six-month periods ended July 2, 2022, respectively, as revenue in our accompanying interim unaudited consolidated statements of operations. The remaining ARPA Recovery Funds are recorded in other current liabilities in the accompanying interim unaudited consolidated balance sheet at July 2, 2022.

13. RELATED PARTY TRANSACTIONS

The Company had been a party to an advisory services agreement with affiliates of certain stockholders of the Company (the “Management Agreement”). Under this agreement, the managers provided general and strategic advisory services and were paid a quarterly management fee plus out of pocket expenses. Upon completion of the Company's initial public offering in April 2021 (the "IPO"), the Management Agreement was terminated. Additionally, the managers agreed to waive the fee due to them from the Company upon the successful completion of the IPO. The Company did not incur any management fees or expenses during the three or six-month period ended July 2, 2022 or the three-month period ended July 3, 2021. The Company incurred management fees and expenses of $0.9 million during the six-month period ended July 3, 2021, which is included in corporate expenses in the accompanying interim unaudited consolidated statements of operations. The Company did not owe any amounts in connection with the Management Agreement as of July 2, 2022 or January 1, 2022.

As of July 2, 2022, one of the Company’s stockholders owned 6.4% of the Company’s 2021 Extended Term Loan.

14. SEGMENT INFORMATION

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

Results shown for the three and six-month periods ended July 2, 2022 and July 3, 2021 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

The following tables summarize the Company’s segment information for the three and six-month periods ended July 2, 2022 and July 3, 2021, respectively (amounts in thousands):

	For the three-month period ended July 2, 2022
	PDS	HHH	MS	Total
Revenue	$348,025	$61,382	$33,548	$442,955
Cost of revenue, excluding depreciation and amortization	246,636	31,797	19,479	297,912
Gross margin	$101,389	$29,585	$14,069	$145,043
Gross margin percentage	29.1%	48.2%	41.9%	32.7%

	For the three-month period ended July 3, 2021
	PDS	HHH	MS	Total
Revenue	$349,680	$50,071	$36,361	$436,112
Cost of revenue, excluding depreciation and amortization	$243,898	$25,765	$19,860	289,523
Gross margin	$105,782	$24,306	$16,501	$146,589
Gross margin percentage	30.3%	48.5%	45.4%	33.6%

	For the six-month period ended July 2, 2022
	PDS	HHH	MS	Total
Revenue	$698,215	$128,005	$67,269	$893,489
Cost of revenue, excluding depreciation and amortization	498,510	65,965	39,145	603,620
Gross margin	$199,705	$62,040	$28,124	$289,869
Gross margin percentage	28.6%	48.5%	41.8%	32.4%

	For the six-month period ended July 3, 2021
	PDS	HHH	MS	Total
Revenue	$700,507	$81,589	$71,176	$853,272
Cost of revenue, excluding depreciation and amortization	492,895	43,094	39,011	575,000
Gross margin	$207,612	$38,495	$32,165	$278,272
Gross margin percentage	29.6%	47.2%	45.2%	32.6%

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the three-month periods ended		For the six-month periods ended
Segment Reconciliation:	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Total segment gross margin	$145,043	$146,589	$289,869	$278,272
Branch and regional administrative expenses	88,998	77,720	177,741	147,092
Corporate expenses	36,202	32,401	72,769	59,800
Goodwill impairment	470,207	-	470,207	-
Depreciation and amortization	6,038	5,170	11,857	10,018
Acquisition-related costs	(22)	1,004	69	2,772
Other operating expense (income)	1	-	(169)	-
Operating (loss) income	(456,381)	30,294	(442,605)	58,590
Interest income	143	61	205	138
Interest expense	(22,919)	(19,262)	(45,283)	(41,687)
Loss on debt extinguishment	-	(8,918)	-	(8,918)
Other income (expense)	4,926	(736)	41,383	(577)
(Loss) Income before income taxes	$(474,231)	$1,439	$(446,300)	$7,546

15. NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Diluted net (loss) income per share is calculated by dividing net (loss) income by the diluted weighted average number of shares of common stock outstanding for the period. For purposes of this calculation, outstanding stock options are considered potential dilutive shares of common stock. The following is a computation of basic and diluted net (loss) income per share (amounts in thousands, except per share amounts):

	For the three-month periods ended		For the six-month periods ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Numerator:
Net (loss) income	$(473,887)	$1,260	$(448,553)	$7,058
Denominator:
Weighted average shares of common stock outstanding (1), basic	184,953	171,149	184,940	156,636
Net (loss) income per share, basic	$(2.56)	$0.01	$(2.43)	$0.05

Weighted average shares of common stock outstanding (1), diluted	184,953	177,683	184,940	161,975
Net (loss) income per share, diluted	$(2.56)	$0.01	$(2.43)	$0.04
Dilutive securities outstanding not included in the computation of diluted net (loss) income per share as their effect is antidilutive:
RSUs	4,472	-	4,472	-
PSUs	1,390	-	1,390	-
Stock options	14,679	4,703	14,679	5,649

(1)
The calculation of weighted average shares of common stock outstanding includes all vested deferred restricted stock units.

16. SUBSEQUENT EVENTS

Securitization Facility

On August 8, 2022, the Company amended the Securitization Facility to increase the maximum amount available to $175.0 million, subject to maintaining certain borrowing base requirements. All borrowings under this facility will continue to carry variable interest rates tied to BSBY plus an applicable margin.

Delayed Draw Term Loan Facility

On August 9, 2022, the Company borrowed $60.0 million, under the Delayed Draw Term Loan Facility to replace cash previously used by the Company to complete acquisitions in the fourth quarter of 2021. The remaining available borrowing base of $140.0 million under the Delayed Draw Term Loan Facility is available until July 15, 2023, subject to certain terms and conditions.

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

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52-week or 53-week fiscal year. “Fiscal year 2022” refers to the 52-week fiscal year ended on December 31, 2022. “Fiscal year 2021” refers to the 52-week fiscal year ended on January 1, 2022. The “three-month period ended July 2, 2022”, or “second quarter of 2022” refers to the 13-week fiscal quarter ended on July 2, 2022. The “three-month period ended July 3, 2021” or “second quarter of 2021” refers to the 13-week fiscal quarter ended on July 3, 2021. The "six-month period ended July 2, 2022", or "first six months of 2022" refers to the period from January 2, 2022 through July 2, 2022. The "six-month period ended July 3, 2021", or "first six months of 2021" refers to the period from January 2, 2022 through July 3, 2022.

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

The following table summarizes the revenues generated by each of our segments for the three-month periods ended July 2, 2022 and July 3, 2021, respectively:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the three-month period ended July 2, 2022	$442,955	$348,025	$61,382	$33,548
Percentage of consolidated revenue		78%	14%	8%
For the three-month period ended July 3, 2021	$436,112	$349,680	$50,071	$36,361
Percentage of consolidated revenue		81%	11%	8%

The following table summarizes the revenues generated by each of our segments for the six-month periods ended July 2, 2022 and July 3, 2021, respectively:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the six-month period ended July 2, 2022	$893,489	$698,215	$128,005	$67,269
Percentage of consolidated revenue		78%	14%	8%
For the six-month period ended July 3, 2021	$853,272	$700,507	$81,589	$71,176
Percentage of consolidated revenue		82%	10%	8%

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

With the onset of the COVID-19 pandemic in March 2020, we began incurring incremental costs of patient services necessary to maintain our clinical workforce in the COVID-19 environment. The nature of the incremental COVID-19 costs we have incurred has changed over time as dictated by the continually evolving COVID-19 environment. Examples of the incremental costs we have incurred over time include incremental compensation paid to caregivers such as hero and hazard pay, COVID-19 relief pay, incremental overtime, and staffing and retention related incentives to attract and retain caregivers in the midst of the Omicron variant surge. We have also incurred incremental worker compensation costs, as well as mandated leave costs while applicable regulations were in effect, and incremental PPE costs to support, protect and test our caregivers, and care for our patients. Additionally, we recorded an impairment charge in the fourth quarter of fiscal 2021 in four of the reporting units within our PDS segment as a result of the continued impact of COVID-19 on our business.

Our operations have been impacted by COVID-19, particularly due to surges in COVID-19 cases attributable to the Omicron variant and the attendant pressures on our clinical workforce that we experienced in the fourth quarter of 2021 and first quarter of 2022. The following factors could further impact our results of operations in the future as a result of COVID-19: a resurgence in the number of cases due to new variants; any future shelter-in-place orders; a decrease in the rate of return of confidence in our patients’ families to allow our caregivers into their homes; the return of patient confidence to enter a hospital or a doctor’s office; our ability to attract and retain qualified caregivers as a result of COVID-19 quarantine requirements or due to caregiver non-compliance with vaccination and testing mandates; uncertainty regarding vaccine distribution timing and efficacy; and our ability to readily access referrals from children’s hospitals. Potential negative impacts of COVID-19 on our results include lower revenue or higher salary and wage expenses due to increased market rate expectations of caregivers, increased workers compensation insurance and leave costs, costs to comply with various federal, state and local vaccine or leave mandates, civil monetary penalties from CMS if we are unable to comply with its IFR requiring COVID-19 vaccinations, and any future spikes in PPE supply costs. The impacts to revenue may consist of the following:

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
•
Deferred payment of the employer portion of social security taxes: We were permitted to defer payments of the employer portion of social security taxes in fiscal year 2020, which are payable in 50% increments, with the first 50% due by December 31, 2021 and the second 50% due by December 31, 2022. We did not defer any payroll taxes after December 31, 2020. In December 2021, we repaid $25.9 million of deferred payroll taxes. As of April 2, 2022, and January 1, 2022, we had remaining deferred payments of $25.5 million of social security taxes in total, which is recorded in the current portion of deferred payroll taxes in the accompanying interim unaudited consolidated balance sheet. We expect to repay the remaining $25.5 million of deferred social security payroll taxes in December 2022.
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
•
Medicare Advances: Certain of the home health and hospice companies we have acquired received advance payments from CMS in April 2020, pursuant to the expansion of the Accelerated Payments Program provided for in the CARES Act. These advances became repayable beginning one year from the date on which the accelerated advance was issued. The repayments occur via offsets by Medicare to current payments otherwise due from Medicare at a rate of 25% for the first eleven months. After the eleven months end, payments will be recouped at a rate of 50% for another six months, after which any remaining balance will become due. Gross advances received by acquired companies in April 2020 totaled $15.7 million. We began repaying the gross amount of the advances, via the offset mechanism described above, during the second quarter of fiscal year 2021, and had repaid all such advances as of July 2, 2022. We repaid $12.2 million of such advances in fiscal year 2021 and $3.5 million during the six months ended July 2, 2022.
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

The Final Rule provides states with substantial flexibility in utilizing ARPA Relief Funds, including to support public health expenditures such as vaccination programs and testing, and PPE purchases, as well as providing premium pay for essential workers, including those in home-care settings, among many other things. States may not use ARPA Recovery Funds to fund tax cuts, fund budget deficits, or to support public employee pensions. During the six months ended July 2, 2022 we received $4.5 million of ARPA Recovery Funds from various states, $3.6 million of which we recognized as revenue in our consolidated statements of operations, and $0.9 million of which was recognized in other current liabilities on our accompanying interim unaudited consolidated balance sheet at July 2, 2022. We may receive additional ARPA Recovery Funds in the future, however we cannot estimate the amount or timing of any future receipts. These funds are not subject to repayment, provided we are able to attest and comply with any terms and conditions of such funding, as applicable. If we are unable to attest to attest or comply with current or future terms and conditions, our ability to retain some or all of the ARPA Recovery Funds received may be impacted, which is unknown at this time.

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

Three-Month Period Ended July 2, 2022 Compared to the Three-Month Period Ended July 3, 2021

The following table summarizes our consolidated results of operations for the three-month periods indicated:

	For the three-month periods ended
(dollars in thousands)	July 2, 2022	% of Revenue	July 3, 2021	% of Revenue	Change	% Change
Revenue	$442,955	100.0%	$436,112	100.0%	$6,843	1.6%
Cost of revenue, excluding depreciation and amortization	297,912	67.3%	289,523	66.4%	8,389	2.9%
Gross margin	$145,043	32.7%	$146,589	33.6%	$(1,546)	-1.1%
Branch and regional administrative expenses	88,998	20.1%	77,720	17.8%	11,278	14.5%
Field contribution	$56,045	12.7%	$68,869	15.8%	$(12,824)	-18.6%
Corporate expenses	36,202	8.2%	32,401	7.4%	3,801	11.7%
Goodwill impairment	470,207	106.2%	-	0.0%	470,207	-
Depreciation and amortization	6,038	1.4%	5,170	1.2%	868	16.8%
Acquisition-related costs	(22)	0.0%	1,004	0.2%	(1,026)	-102.2%
Other operating expense (income)	1	0.0%	-	0.0%	1	-
Operating (loss) income	$(456,381)	-103.0%	$30,294	6.9%	$(486,675)	NM
Interest expense, net	(22,776)		(19,201)		(3,575)	18.6%
Loss on debt extinguishment	-		(8,918)		8,918	-100.0%
Other income (expense)	4,926		(736)		5,662	-769.3%
Income tax benefit (expense)	344		(179)		523	-292.2%
Net (loss) income	$(473,887)		$1,260		$(475,147)	NM

NM = A percentage calculation that is not meaningful due to a percentage change greater than 1000%.

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the three-month periods indicated:

	For the three-month periods ended
(dollars in thousands)	July 2, 2022	July 3, 2021	Change	% Change
Revenue	$442,955	$436,112	$6,843	1.6%
Cost of revenue, excluding depreciation and amortization	297,912	289,523	8,389	2.9%
Gross margin	$145,043	$146,589	$(1,546)	-1.1%
Gross margin percentage	32.7%	33.6%
Branch and regional administrative expenses	88,998	77,720	11,278	14.5%
Field contribution	$56,045	$68,869	$(12,824)	-18.6%
Field contribution margin	12.7%	15.8%
Corporate expenses	$36,202	$32,401	$3,801	11.7%
As a percentage of revenue	8.2%	7.4%
Operating (loss) income	$(456,381)	$30,294	$(486,675)	NM
As a percentage of revenue	-103.0%	6.9%

The following tables summarize our key performance measures by segment for the three-month periods indicated:

	PDS
	For the three-month periods ended
(dollars and hours in thousands)	July 2, 2022	July 3, 2021	Change	% Change
Revenue	$348,025	$349,680	$(1,655)	-0.5%
Cost of revenue, excluding depreciation and amortization	246,636	243,898	2,738	1.1%
Gross margin	$101,389	$105,782	$(4,393)	-4.2%
Gross margin percentage	29.1%	30.3%		-1.2%	(4)
Hours	9,604	9,920	(316)	-3.2%
Revenue rate	$36.24	$35.25	$0.99	2.7%	(1)
Cost of revenue rate	$25.68	$24.59	$1.09	4.3%	(2)
Spread rate	$10.56	$10.66	$(0.10)	-1.0%	(3)

	HHH
	For the three-month periods ended
(dollars and admissions/episodes in thousands)	July 2, 2022	July 3, 2021	Change	% Change
Revenue	$61,382	$50,071	$11,311	22.6%
Cost of revenue, excluding depreciation and amortization	31,797	25,765	6,032	23.4%
Gross margin	$29,585	$24,306	$5,279	21.7%
Gross margin percentage	48.2%	48.5%		-0.3%	(4)
Home health total admissions (5)	12.4	11.7	0.7	6.0%
Home health episodic admissions (6)	7.6	7.1	0.5	7.0%
Home health total episodes (7)	12.3	10.3	2.0	19.4%
Home health revenue per completed episode (8)	$3,004	$2,894	$110	3.8%

	MS
	For the three-month periods ended
(dollars and UPS in thousands)	July 2, 2022	July 3, 2021	Change	% Change
Revenue	$33,548	$36,361	$(2,813)	-7.7%
Cost of revenue, excluding depreciation and amortization	19,479	19,860	(381)	-1.9%
Gross margin	$14,069	$16,501	$(2,432)	-14.7%
Gross margin percentage	41.9%	45.4%		-3.5%	(4)
Unique patients served (“UPS”)	78	78	-	0.0%
Revenue rate	$430.10	$466.17	$(36.07)	-7.7%	(1)
Cost of revenue rate	$249.73	$254.62	$(4.89)	-1.9%	(2)
Spread rate	$180.37	$211.55	$(31.18)	-14.7%	(3)

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

Summary Operating Results

Operating (Loss) Income

Operating loss was $456.4 million for the three-month period ended July 2, 2022, as compared to operating income of $30.3 million, or 6.9% of revenue, for the three-month period ended July 3, 2021, a decrease of $486.7 million.

The operating loss for the second quarter of 2022 primarily resulted from a $470.2 million non-cash charge for goodwill impairment and by a decrease of $12.8 million, or 18.6%, in Field contribution as compared to the second quarter of 2021. The $12.8 million decrease in Field contribution resulted from a $6.8 million, or 1.6%, increase in consolidated revenue, offset by a 3.1% decrease in our Field contribution margin to 12.7% for the second quarter of 2022 from 15.8% for the second quarter of 2021. The primary driver of our lower Field contribution margin quarter over quarter was an increase of 2.3% in branch and regional administrative expense as a percentage of revenue to 20.1% for the second quarter of 2022 from 17.8% for the second quarter of 2021.

Net (Loss) Income

The $475.1 million decrease in net income for the three-month period ended July 2, 2022, as compared to the three-month period ended July 3, 2021, was primarily driven by the following:

•
the previously discussed $486.7 million decrease in operating income;
•
a $3.6 million increase in interest expense, net;
•
the absence of a $8.9 million debt extinguishment charge incurred in the second quarter of 2021 related to the repayment of certain long-term debt obligations; and
•
a $5.7 million increase in other income over the prior year quarter driven by a $4.5 million increase in valuation gains on interest rate derivatives.

Revenue

Revenue was $443.0 million for the three-month period ended July 2, 2022 as compared to $436.1 million for the three-month period ended July 3, 2021, an increase of $6.8 million, or 1.6%. This increase resulted from the following segment activity:

•
a $1.7 million, or 0.5%, decrease in PDS revenue;
•
an $11.3 million, or 22.6%, increase in HHH revenue; and
•
a $2.8 million, or 7.7%, decrease in MS revenue.

The $1.7 million decrease in PDS revenue for the three-month period ended July 2, 2022 was attributable to a decrease in volume of 3.2% net of an increase in revenue rate of 2.7%. The decrease in PDS volume was attributable to the following items:

•
a volume decline in our PDS businesses due to continued challenges in the labor markets including both shortages in workforce and inflationary wage pressures constraining our ability to recruit and retain caregivers to meet existing patient demand; net of
•
new volumes contributed by the Accredited acquisition in December 2021.

The 2.7% increase in PDS revenue rate for the three-month period ended July 2, 2022, as compared to the three-month period ended July 3, 2021, resulted primarily from reimbursement rate increases issued by various state Medicaid programs and managed Medicaid payers.

Our HHH segment revenue growth of $11.3 million, or 22.6%, for the three-month period ended July 2, 2022 resulted primarily from incremental volume contributed by our 2021 HHH Acquisitions completed during the second and fourth fiscal quarters of 2021; net of a decline in overall HHH volumes and the reinstatement of Medicare sequestration.

The $2.8 million decrease in MS segment revenue for the three-month period ended July 2, 2022, as compared to the three-month period ended July 3, 2021, was attributable to a 7.7% decrease in revenue rate with volume unchanged. The decrease in revenue rate was primarily attributable to payer rate decreases that became effective in September 2021 and the impact of certain product recalls on order fulfillment.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $297.9 million for the three-month period ended July 2, 2022, as compared to $289.5 million for the three-month period ended July 3, 2021, an increase of $8.4 million, or 2.9%. This increase resulted from the following segment activity:

•
a $2.7 million, or 1.1%, increase in PDS cost of revenue;
•
a $6.0 million, or 23.4%, increase in HHH cost of revenue; offset by
•
a $0.4 million, or 1.9%, decrease in MS cost of revenue.

The 1.1% increase in PDS cost of revenue for the three-month period ended July 2, 2022 resulted from the previously described 3.2% decrease in PDS volume, net of a 4.3% increase in PDS cost of revenue rate. The 4.3% increase in cost of revenue rate primarily resulted from higher caregiver labor costs including pass-through of state reimbursement rate increases received by the Company. Incremental COVID-19 related costs of patient services declined sequentially to $0.8 million in the second quarter of 2022 from $3.3 million in the first quarter of 2022.

The 23.4% increase in HHH cost of revenue for the three-month period ended July 2, 2022 was driven by the increased volumes associated with the 2021 HHH Acquisitions completed during the second and fourth fiscal quarters of 2021, net of a decline in overall HHH volumes.

The 1.9% decrease in MS cost of revenue for the three-month period ended July 2, 2022 was driven by the previously described 1.9% decrease in cost of revenue rate primarily due to lower order fulfillment per UPS.

Gross Margin and Gross Margin Percentage

Gross margin was $145.0 million, or 32.7% of revenue, for the three-month period ended July 2, 2022, as compared to $146.6 million, or 33.6% of revenue, for the three-month period ended July 3, 2021. Gross margin decreased $1.5 million, or 1.1%, over the comparable quarterly periods. The 0.9% decrease in gross margin percentage for the three-month period ended July 2, 2022 resulted from the combined changes in our revenue rates and cost of revenue rates in each of our segments, which we refer to as the change in our spread rate, as follows:

•
a 1.0% decrease in PDS spread rate from $10.66 to $10.56;
•
a 14.7% decrease in MS spread rate from $211.55 to $180.37;
•
a flat gross margin percentage in our HHH segment.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $89.0 million, or 20.1% of revenue, for the three-month period ended July 2, 2022, as compared to $77.7 million, or 17.8% of revenue, for the three-month period ended July 3, 2021, an increase of $11.3 million, or 14.5%.

The 14.5% increase in branch and regional administrative expenses exceeded revenue growth of 1.6% for the three-month period ended July 2, 2022, as compared to the three-month period ended July 3, 2021. The $11.3 million increase in branch and regional administrative expenses resulted from incremental branch and regional costs to support our 2021 HHH acquisitions and the Accredited acquisition. We have also generally maintained our existing field overhead structure in order to support the growth of our businesses upon improvements in the labor markets and patient volumes. Taken together, these factors resulted in the overall 2.3% increase in branch and regional administrative expenses as a percentage of revenue during the comparable quarterly periods.

Field Contribution and Field Contribution Margin

Field contribution was $56.0 million, or 12.7% of revenue, for the three-month period ended July 2, 2022 as compared to $68.9 million, or 15.8% of revenue, for the three-month period ended July 3, 2021. Field contribution decreased $12.8 million, or 18.6%, for the three-month period ended July 2, 2022, as compared to the three-month period ended July 3, 2021. The 3.1% decrease in Field contribution margin for the three-month period ended July 2, 2022 resulted from the following:

•
a 0.9% decrease in gross margin percentage in the three-month period ended July 2, 2022, as compared to the three-month period ended July 3, 2021; and
•
a 2.3% increase in branch and regional administrative expenses as a percentage of revenue in the three-month period ended July 2, 2022, as compared to the three-month period ended July 3, 2021.

Field Contribution and Field Contribution Margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the three-month periods ended July 2, 2022 and July 3, 2021 were as follows:

	For the three-month periods ended
	July 2, 2022		July 3, 2021
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$442,955		$436,112
Corporate expense components:
Compensation and benefits	$16,531	3.7%	$16,333	3.7%
Non-cash share-based compensation	4,319	1.0%	4,276	1.0%
Professional services	8,259	1.9%	6,336	1.5%
Rent and facilities expense	3,524	0.8%	2,944	0.7%
Office and administrative	672	0.2%	905	0.2%
Other	2,897	0.7%	1,607	0.4%
Total corporate expenses	$36,202	8.2%	$32,401	7.4%

Corporate expenses were $36.2 million, or 8.2% of revenue, for the three-month period ended July 2, 2022, as compared to $32.4 million, or 7.4% of revenue, for the three-month period ended July 3, 2021. The $3.8 million, or 11.7%, increase in corporate expenses resulted primarily from:

•
incremental compensation and benefits necessary to support a public company infrastructure as well as the integration process for the companies we acquire, net of lower incentive costs;
•
incremental professional services associated with integration activities; and
•
higher public company insurance costs, and travel costs (included in Other in the above table).

We expect to continue to invest in our corporate infrastructure in 2022 as we develop as a public company.

Depreciation and Amortization

Depreciation and amortization was $6.0 million for the three-month period ended July 2, 2022, compared to $5.2 million for the three-month period ended July 3, 2021, an increase of $0.9 million, or 16.8%. The $0.9 million increase primarily resulted from incremental depreciation and amortization associated with assets acquired in connection with the 2021 HHH Acquisitions and acquisition of Accredited.

Goodwill Impairment

Goodwill impairment was $470.2 million for the three-month period ended July 2, 2022. As a result of continued challenges in the labor markets, including both shortages in workforce and inflationary wage pressures which have not abated and which we expect to persist, we recorded a $470.2 million non-cash, goodwill impairment charge during the three months ended July 2, 2022. There was no goodwill impairment charge recorded in the comparable quarterly period ended July 3, 2021. Please see Note 4 - Goodwill, to the interim unaudited consolidated financial statements, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Acquisition-related Costs

Acquisition-related costs decreased to $0.0 million for the three-month period ended July 2, 2022, from $1.0 million for the three-month period ended July 3, 2021. Acquisition-related costs were higher in the second quarter of 2021 due to the Doctors Choice acquisition, which closed in April, 2021.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $22.8 million for the three-month period ended July 2, 2022, compared to $19.2 million for the three-month period ended July 3, 2021, an increase of $3.6 million or 18.6%. Over the course of fiscal year 2021, we made numerous changes to our debt structure and outstanding indebtedness. Please see the Liquidity and Capital Resources section below for a detailed discussion of this activity, as well as a description of debt instruments outstanding as of July 2, 2022 and July 3, 2021.

Loss on Debt Extinguishment

Loss on debt extinguishment was $8.9 million for the three-month period ended July 3, 2021, resulting from the use of proceeds from our IPO to repay $407.0 million in aggregate debt. We did not incur such charges during the three-month period ended July 2, 2022.

Other Income (Expense)

Other income was $4.9 million for the three-month period ended July 2, 2022, compared to other expense of $0.7 million for the three-month period ended July 3, 2021, an increase of $5.7 million which was primarily attributable to a $4.5 million increase in non-cash valuation gains on interest rate derivatives and a decrease in net settlements incurred with swap counterparties. The significant valuation gains resulted from accelerated market expectations of future increases in interest rates during 2022. Details of other income included the following:

	For the three-month periods ended
(dollars in thousands)	July 2, 2022	July 3, 2021
Valuation gain to state interest rate derivatives at fair value	$6,533	$2,033
Net settlements incurred with swap counterparties	(1,688)	(2,770)
Other	81	1
Total other income (expense)	$4,926	$(736)

Income Taxes

We incurred an income tax benefit of $0.3 million for the three-month period ended July 2, 2022, as compared to income tax expense of $0.2 million for the three-month period ended July 3, 2021. The decrease in tax expense of $0.5 million was primarily driven by changes in federal and state valuation allowances and state tax expense.

Six Month Period Ended July 2, 2022 Compared to the Six Month Period Ended July 3, 2021

The following table summarizes our consolidated results of operations for the six-month periods indicated:

	For the six-month periods ended
(dollars in thousands)	July 2, 2022	% of Revenue	July 3, 2021	% of Revenue	Change	% Change
Revenue	$893,489	100.0%	$853,272	100.0%	$40,217	4.7%
Cost of revenue, excluding depreciation and amortization	603,620	67.6%	575,000	67.4%	28,620	5.0%
Gross margin	$289,869	32.4%	$278,272	32.6%	$11,597	4.2%
Branch and regional administrative expenses	177,741	19.9%	147,092	17.2%	30,649	20.8%
Field contribution	$112,128	12.5%	$131,180	15.4%	$(19,052)	-14.5%
Corporate expenses	72,769	8.1%	59,800	7.0%	12,969	21.7%
Goodwill impairment	470,207	52.6%	-	0.0%	470,207	-
Depreciation and amortization	11,857	1.3%	10,018	1.2%	1,839	18.4%
Acquisition-related costs	69	0.0%	2,772	0.3%	(2,703)	-97.5%
Other operating income	(169)	0.0%	-	0.0%	(169)	-
Operating (loss) income	$(442,605)	-49.5%	$58,590	6.9%	$(501,195)	-855.4%
Interest expense, net	(45,078)		(41,549)		(3,529)	8.5%
Loss on debt extinguishment	-		(8,918)		8,918	-100.0%
Other income (expense)	41,383		(577)		41,960	NM
Income tax expense	(2,253)		(488)		(1,765)	361.7%
Net (loss) income	$(448,553)		$7,058		$(455,611)	NM

NM = A percentage calculation that is not meaningful due to a percentage change greater than 1000%.

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the six-month periods indicated:

	For the six-month periods ended
(dollars in thousands)	July 2, 2022	July 3, 2021	Change	% Change
Revenue	$893,489	$853,272	$40,217	4.7%
Cost of revenue, excluding depreciation and amortization	603,620	575,000	28,620	5.0%
Gross margin	$289,869	$278,272	$11,597	4.2%
Gross margin percentage	32.4%	32.6%
Branch and regional administrative expenses	177,741	147,092	30,649	20.8%
Field contribution	$112,128	$131,180	$(19,052)	-14.5%
Field contribution margin	12.5%	15.4%
Corporate expenses	$72,769	$59,800	$12,969	21.7%
As a percentage of revenue	8.1%	7.0%
Operating (loss) income	$(442,605)	$58,590	$(501,195)	-855.4%
As a percentage of revenue	-49.5%	6.9%

The following tables summarize our key performance measures by segment for the six-month periods indicated:

	PDS
	For the six-month periods ended
(dollars and hours in thousands)	July 2, 2022	July 3, 2021	Change	% Change
Revenue	$698,215	$700,507	$(2,292)	-0.3%
Cost of revenue, excluding depreciation and amortization	498,510	492,895	5,615	1.1%
Gross margin	$199,705	$207,612	$(7,907)	-3.8%
Gross margin percentage	28.6%	29.6%		-1.0%	(4)
Hours	19,216	19,830	(614)	-3.1%
Revenue rate	$36.34	$35.33	$1.01	2.8%	(1)
Cost of revenue rate	$25.94	$24.86	$1.08	4.2%	(2)
Spread rate	$10.39	$10.47	$(0.08)	-0.7%	(3)

	HHH
	For the six-month periods ended
(dollars and admissions/episodes in thousands)	July 2, 2022	July 3, 2021	Change	% Change
Revenue	$128,005	$81,589	$46,416	56.9%
Cost of revenue, excluding depreciation and amortization	65,965	43,094	22,871	53.1%
Gross margin	$62,040	$38,495	$23,545	61.2%
Gross margin percentage	48.5%	47.2%		1.3%	(4)
Home health total admissions (5)	26.7	17.5	9.2	52.6%
Home health episodic admissions (6)	16.3	10.9	5.4	49.5%
Home health total episodes (7)	26.1	16.0	10.1	63.1%
Home health revenue per completed episode (8)	$2,961	$2,928	$33	1.1%

	MS
	For the six-month periods ended
(dollars and UPS in thousands)	July 2, 2022	July 3, 2021	Change	% Change
Revenue	$67,269	$71,176	$(3,907)	-5.5%
Cost of revenue, excluding depreciation and amortization	39,145	39,011	134	0.3%
Gross margin	$28,124	$32,165	$(4,041)	-12.6%
Gross margin percentage	41.8%	45.2%		-3.4%	(4)
Unique patients served (“UPS”)	156	151	5	3.3%
Revenue rate	$431.21	$471.36	$(40.15)	-8.8%	(1)
Cost of revenue rate	$250.93	$258.35	$(7.42)	-3.0%	(2)
Spread rate	$180.28	$213.01	$(32.73)	-15.9%	(3)
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

Summary Operating Results

Operating (Loss) Income

Operating loss was $456.4 million for the six-month period ended July 2, 2022, as compared to operating income of $58.6 million, or 6.9% of revenue, for the six-month period ended July 3, 2021, a decrease of $501.2 million.

The operating loss for the first six months of 2022 primarily resulted from a $470.2 million non-cash charge for goodwill impairment recorded in the second quarter of 2022 and a decrease of $19.1 million, or 18.6%, in Field contribution as compared to the first six months of 2021. The $19.1 million decrease in Field contribution resulted from a $40.2 million, or 4.7%, increase in consolidated revenue, offset by a 2.9% decrease in our Field contribution margin to 12.7% for the first six months of 2022 from 15.8% for the first six months of 2021. The primary driver of our lower Field contribution margin year over year was an increase of 2.3% in branch and regional administrative expense as a percentage of revenue to 19.9% for the first six months of 2022 from 17.2% for the first six months of 2021.

Net (Loss) Income

The $455.6 million decrease in net income for the six-month period ended July 2, 2022, as compared to the six-month period ended July 3, 2021, was primarily driven by the following:

•
the previously discussed $501.2 million decrease in operating income; and
•
a $42.0 million increase in other income over the comparable prior year period driven by a $39.9 million increase in valuation gains on interest rate derivatives.

Revenue

Revenue was $893.5 million for the six-month period ended July 2, 2022 as compared to $853.3 million for the six-month period ended July 3, 2021, an increase of $40.2 million or 4.7%. This increase resulted from the following segment activity:

•
a $2.3 million, or 0.3%, decrease in PDS revenue;
•
a $46.4 million, or 56.9%, increase in HHH revenue; and
•
a $3.9 million, or 7.7%, decrease in MS revenue.

The $2.3 million decrease in PDS revenue for the six-month period ended July 2, 2022 was attributable to a decrease in volume of 3.1% net of an increase in revenue rate of 2.7%. The decrease in PDS volume was attributable to the following items:

•
a volume decline in our PDS businesses due to the impact of the COVID-19 environment, including the Omicron variant and the continued challenges in the labor markets including both shortages in workforce and inflationary wage pressures constraining our ability to recruit and retain caregivers to meet existing patient demand; net of
•
new volumes contributed by the Accredited acquisition in December 2021.

The 2.7% increase in PDS revenue rate for the six-month period ended July 2, 2022, as compared to the six-month period ended July 3, 2021, resulted primarily from reimbursement rate increases issued by various state Medicaid programs and managed Medicaid payers, in addition to $3.6 million of ARPA Recovery Funds received from various states during our most recently completed quarter, which we recognized as revenue in our consolidated statements of operations.

Our HHH segment revenue growth of $46.4 million, or 56.9%, for the six-month period ended July 2, 2022 resulted primarily from incremental volume contributed by our 2021 HHH Acquisitions completed during the second and fourth fiscal quarters of 2021; net of a decline in overall HHH volumes and the reinstatement of Medicare sequestration.

The $3.9 million decrease in MS segment revenue for the six-month period ended July 2, 2022, as compared to the six-month period ended July 3, 2021, was attributable to a 8.8% decrease in revenue rate, net of a 3.3% increase in volume. The decrease in revenue rate was primarily attributable to payer rate decreases that became effective in September 2021 and the impact of certain product recalls on order fulfillment during the six months ended July 2, 2022.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $603.6 million for the six-month period ended July 2, 2022, as compared to $575.0 million for the six-month period ended July 3, 2021, an increase of $28.6 million, or 5.0%. This increase resulted from the following segment activity:

•
a $5.6 million, or 1.1%, increase in PDS cost of revenue;
•
a $22.9 million, or 53.1%, increase in HHH cost of revenue; and
•
a $0.1 million, or 0.3%, increase in MS cost of revenue.

The 1.1% increase in PDS cost of revenue for the six-month period ended July 2, 2022 resulted from the previously described 3.2% decrease in PDS volume, net of a 4.3% increase in PDS cost of revenue rate. The 4.3% increase in cost of revenue rate primarily resulted from higher caregiver labor costs including pass-through of state reimbursement rate increases received by the Company and higher COVID-19 related costs for the six months ended July 3, 2022 as compared to the prior year period.

The 53.1% increase in HHH cost of revenue for the six-month period ended July 2, 2022 was driven by the increased volumes associated with the 2021 HHH Acquisitions completed during the second and fourth fiscal quarters of 2021, net of a decline in overall HHH volumes.

The 0.3% increase in MS cost of revenue for the six-month period ended July 2, 2022 was driven by the previously described 3.3% growth in MS volumes during the first six months of 2022, net of a 3.0% decrease in cost of revenue rate primarily due to lower order fulfillment per UPS.

Gross Margin and Gross Margin Percentage

Gross margin was $289.9 million, or 32.4% of revenue, for the six-month period ended July 2, 2022, as compared to $278.3 million, or 32.6% of revenue, for the six-month period ended July 3, 2021. Gross margin increased $11.6 million, or 4.2%, over the comparable six-month periods. The 0.9% decrease in gross margin percentage for the six-month period ended July 2, 2022 resulted from the combined changes in our revenue rates and cost of revenue rates in each of our segments, which we refer to as the change in our spread rate, as follows:

•
a 0.7% decrease in PDS spread rate from $10.47 to $10.39;
•
a 15.9% decrease in MS spread rate from $213.01 to $180.28;
•
our HHH segment, which increased HHH gross margin percentage by 1.3%.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $177.7 million, or 19.9% of revenue, for the six-month period ended July 2, 2022, as compared to $147.1 million, or 17.2% of revenue, for the six-month period ended July 3, 2021, an increase of $30.6 million, or 20.8%.

The 20.8% increase in branch and regional administrative expenses exceeded revenue growth of 4.7% for the six-month period ended July 2, 2022, as compared to the six-month period ended July 3, 2021. The $30.6 million increase in branch and regional administrative expenses resulted from incremental branch and regional costs to support our 2021 HHH acquisitions and Accredited acquisition. We have also generally maintained our existing field overhead structure in order to support the growth of our businesses upon improvements in the labor markets and patient volumes. Taken together, these factors have resulted in the overall 2.3% increase in branch and regional administrative expenses as a percentage of revenue during the comparable quarterly periods.

Field Contribution and Field Contribution Margin

Field contribution was $112.1 million, or 12.7% of revenue, for the six-month period ended July 2, 2022 as compared to $131.2 million, or 15.8% of revenue, for the six-month period ended July 3, 2021. Field contribution decreased $19.1 million, or 18.6%, for the six-month period ended July 2, 2022, as compared to the six-month period ended July 3, 2021. The 2.9% decrease in Field contribution margin for the six-month period ended July 2, 2022 resulted from the following:

•
a 0.9% decrease in gross margin percentage in the six-month period ended July 2, 2022, as compared to the six-month period ended July 3, 2021; and
•
a 2.7% increase in branch and regional administrative expenses as a percentage of revenue in the six-month period ended July 2, 2022, as compared to the six-month period ended July 3, 2021.

Field Contribution and Field Contribution Margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the six-month periods ended July 2, 2022 and July 3, 2021 were as follows:

	For the six-month periods ended
	July 2, 2022		July 3, 2021
(dollars in thousands)	Amount	% of Net Revenue	Amount	% of Net Revenue
Revenue	$893,489		$853,272
Corporate expense components:
Compensation and benefits	$33,796	3.8%	$31,474	3.7%
Non-cash share-based compensation	8,348	0.9%	4,825	0.6%
Professional services	16,734	1.9%	12,914	1.5%
Rent and facilities expense	6,507	0.7%	5,903	0.7%
Office and administrative	1,912	0.2%	1,551	0.2%
Other	5,472	0.6%	3,133	0.4%
Total corporate expenses	$72,769	8.1%	$59,800	7.0%

Corporate expenses were $72.8 million, or 8.1% of revenue, for the six-month period ended July 2, 2022, as compared to $59.8 million, or 7.0% of revenue, for the six-month period ended July 3, 2021. The $13.0 million, or 21.7%, increase in year over year corporate expenses resulted primarily from:

•
a $3.5 million increase in non-cash, share-based compensation expense primarily associated with the modification of performance vesting options in June 2021; issuance of management restricted stock units in December, 2021; and the Company's first annual issuance of long-term incentive awards in February, 2022. Please see Note 10 – Share-Based Compensation to the accompanying interim unaudited consolidated financial statements for further discussion of these items;
•
incremental compensation and benefits necessary to support a public company infrastructure as well as the integration process for the companies we acquire, net of lower incentive costs;
•
incremental professional services associated with integration activities; and
•
higher public company insurance costs, and travel costs (included in Other in the above table).

Depreciation and Amortization

Depreciation and amortization was $11.9 million for the six-month period ended July 2, 2022, compared to $10.0 million for the six-month period ended July 3, 2021, an increase of $1.8 million, or 18.4%. The $1.8 million increase primarily resulted from incremental depreciation and amortization associated with assets acquired in connection with the 2021 HHH Acquisitions and acquisition of Accredited.

Goodwill Impairment

Goodwill impairment was $470.2 million for the six-month period ended July 2, 2022. As a result of continued challenges in the labor markets, including both shortages in workforce and inflationary wage pressures which have not abated and which we expect to persist, we recorded a $470.2 million non-cash, goodwill impairment charge for the three months ended July 2, 2022. There was no goodwill impairment charge recorded in the comparative six-month period ended July 3, 2021. Please see Note 4 - Goodwill, to the interim unaudited consolidated financial statements, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Acquisition-related Costs

Acquisition-related costs decreased to $0.1 million for the six-month period ended July 2, 2022, from $2.8 million for the six-month period ended July 3, 2021. Acquisition-related costs were higher in the first six months of 2021 due to the Doctors Choice acquisition, which closed in April, 2021.

Interest Expense, net of Interest Income

Interest expense, net of interest income increased to $45.1 million for the six-month period ended July 2, 2022, from $41.5 million for the six-month period ended July 3, 2021. Over the course of fiscal year 2021, we made numerous changes to our debt structure and outstanding indebtedness. Please see the Liquidity and Capital Resources section below for a detailed discussion of this activity, as well as a description of debt instruments outstanding as of July 2, 2022 and July 3, 2021.

Other Income (Expense)

Other income was $41.4 million for the six-month period ended July 2, 2022, compared to $0.6 million other expense for the six-month period ended July 3, 2021, an increase of $42.0 million which was primarily attributable to a $39.9 million increase in non-cash valuation gains on interest rate derivatives. The significant valuation gains resulted from accelerated market expectations of future increases in interest rates during the first six months of 2022. Details of other income included the following:

	For the six-month periods ended
(dollars in thousands)	July 2, 2022	July 3, 2021
Valuation gain (loss) to state interest rate derivatives at fair value	$44,789	$4,853
Net settlements incurred with swap counterparties	(3,761)	(5,539)
Other	355	109
Total other income (expense)	$41,383	$(577)

Income Taxes

We incurred income tax expense of $2.3 million for the six-month period ended July 2, 2022, as compared to income tax expense of $0.5 million for the six-month period ended July 3, 2021. The increase in tax expense of $1.8 million was primarily driven by changes in federal and state valuation allowances and state tax expense.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods indicated:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net (loss) income	$(473,887)	$1,260	$(448,553)	$7,058
Interest expense, net	22,776	19,201	45,078	41,549
Income tax (benefit) expense	(344)	179	2,253	488
Depreciation and amortization	6,038	5,170	11,857	10,018
EBITDA	(445,417)	25,810	(389,365)	59,113
Goodwill, intangible and other long-lived asset impairment	470,196	98	470,084	94
Non-cash share-based compensation	5,781	5,168	10,596	5,880
Sponsor fees (1)	-	-	-	808
Loss on extinguishment of debt	-	8,918	-	8,918
Interest rate derivatives (2)	(4,845)	737	(41,028)	686
Acquisition-related costs and other costs (3)	(22)	1,004	69	2,772
Integration costs (4)	6,496	4,649	13,243	8,118
Legal costs and settlements associated with acquisition matters (5)	1,470	475	2,509	1,050
COVID-related costs, net of reimbursement (6)	915	560	5,087	2,320
Other system transition costs, professional fees and other (7)	2,393	1,424	3,722	2,820
Total adjustments (8)	$482,384	$23,033	$464,282	$33,466
Adjusted EBITDA	$36,967	$48,843	$74,917	$92,579

(1)
Represents management fees previously payable to our sponsors under our Management Agreement as defined in Note 13 – Related Party Transactions within the notes accompanying our interim unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The Management Agreement terminated upon completion of our initial public offering.
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
(4)
Represents (i) costs associated with our Integration Management Office, which focuses solely on our integration efforts, of $0.6 million and $1.7 million for the three and six-month periods ended July 2, 2022, respectively; and $1.0 million and $1.9 million for the three and six-month periods ended July 3, 2021, respectively; and (ii) transitionary costs incurred to integrate acquired companies into our field and corporate operations of $5.9 million and $11.5 million for the three and six-month periods ended July 2, 2022, respectively; and $3.7 million and $6.2 million for the three and six-month periods ended July 3, 2021, respectively. Transitionary costs incurred to integrate acquired companies include IT consulting costs and related integration support costs; salary, severance and retention costs associated with duplicative acquired company personnel until such personnel are exited from the Company; accounting, legal and consulting costs; expenses and impairments related to the closure and consolidation of overlapping markets of acquired companies, including lease termination and relocation costs; costs associated with terminating legacy acquired company contracts and systems; and one-time costs associated with rebranding our acquired companies and locations to the Aveanna brand.
(5)
Represents legal and forensic costs, as well as settlements associated with resolving legal matters arising during or as a result of our acquisition-related activities. This primarily includes costs of $1.3 million and $2.3 million for the three and six-month periods ended July 2, 2022, respectively; and $0.5 million and $1.0 million for the three and six-month periods ended July 3, 2021, respectively, to comply with the U.S. Department of Justice, Antitrust Division’s grand jury subpoena related to nurse wages and hiring activities in certain of our markets, in connection with a terminated transaction.
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
(7)
Represents (i) costs associated with the implementation of, and transition to, new electronic medical record systems and billing and collection systems, duplicative system costs while such transformational projects are in-process, and other system transition costs of $1.5 million and $3.1 million for the three and six-month periods ended July 2, 2022, respectively, and $0.3 million for the three and six-month periods ended July 3, 2021; (ii) professional fees associated with preparation for Sarbanes-Oxley compliance, advisory fees associated with preparation for and execution of our initial public equity offering, of $0.5 million and $0.7 million for the three and six-month periods ended July 2, 2022, respectively; and $1.6 million and $3.6 million for the three and six-month periods ended July 3, 2021, respectively; (iii) $(0.2) million of net gains on disposal of businesses during the six-month period ended July 2, 2022 (there were no such gains or losses in any other period); (iv) costs associated with obtaining certificates of need and other denovo start-up costs of $0.2 million in the three and six-month periods ended July 2, 2022 (there were no such costs in any other period); and (v) certain other costs or (income) that are either non-cash or non-core to the Company’s ongoing operations of $0.2 million and $(0.1) million for the three and six-month periods ended July 2, 2022, respectively; and $(0.5) million and $(1.1) million for the three and six-month periods ended July 3, 2021, respectively.
(8)
The table below reflects the increase or decrease, and aggregate impact, to the line items included on our consolidated statements of operations based upon the adjustments used in arriving at Adjusted EBITDA from EBITDA for the periods indicated:

	Impact to Adjusted EBITDA
	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenue	$-	$(135)	$-	$(150)
Cost of revenue, excluding depreciation and amortization	1,239	134	5,176	1,028
Branch and regional administrative expenses	2,174	1,759	3,565	1,959
Corporate expenses	13,710	10,617	26,816	18,363
Goodwill impairment	470,207	-	470,207	-
Acquisition-related costs	(22)	1,004	69	2,772
Other operating income	1	-	(169)	-
Loss on debt extinguishment	-	8,918	-	8,918
Other (income) expense	(4,925)	736	(41,382)	576
Total adjustments	$482,384	$23,033	$464,282	$33,466

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

The following table reconciles operating income to Field contribution and Field contribution margin for the periods indicated:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Operating (loss) income	$(456,381)	$30,294	$(442,605)	$58,590
Other operating expense (income)	1	-	(169)	-
Acquisition-related costs	(22)	1,004	69	2,772
Depreciation and amortization	6,038	5,170	11,857	10,018
Goodwill impairment	470,207	-	470,207	-
Corporate expenses	36,202	32,401	72,769	59,800
Field contribution	$56,045	$68,869	$112,128	$131,180
Revenue	$442,955	$436,112	$893,489	$853,272
Field contribution margin	12.7%	15.8%	12.5%	15.4%

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

As permitted by the CARES Act, we deferred payment of $46.8 million of payroll taxes to the Internal Revenue Service (“IRS”) in fiscal year 2020, which increased our net cash provided by operating activities and available cash on hand. Certain companies we acquired in 2020 and 2021 had also deferred payroll taxes of $4.6 million in aggregate in fiscal year 2020. We did not defer any payroll taxes after December 31, 2020. In December 2021, we used cash from operating activities to pay $25.9 million to the IRS, reducing our aggregate deferred payroll tax liabilities to $25.5 million as of July 2, 2022. This remaining balance must be paid to the IRS on or before December 31, 2022.

Certain of our acquired home health and hospice companies received advance payments from CMS in April 2020 pursuant to the CARES Act. Receipt of the advances did not increase our net cash provided by operating activities in 2020 as such amounts reduced the respective purchase prices of those acquired companies. Gross advances received by acquired companies totaled $15.7 million. We began repaying the gross amount of the advances during the second quarter of fiscal year 2021, and we had repaid all such advances as of July 2, 2022. We repaid $12.2 million of such advances in fiscal year 2021 and $3.5 million during the six months ended July 2, 2022.

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

The following table provides a calculation of our Total Liquidity for the six-month periods ended July 2, 2022 and July 3, 2021, respectively:

	For the six-month periods ended
(dollars in thousands)	July 2, 2022	July 3, 2021
Securitization rollforward
Beginning securitization balance	$120,000	$-
Draws	40,000	-
Repayments	(10,000)	-
Ending securitization balance	150,000	-
Calculation of securitization availability
Securitization limit	150,000	-
Less: outstanding securitization balance	150,000	-
End of period securitization availability	-	-
Revolving Credit Facility rollforward
Beginning Revolving Credit Facility balance	-	-
Draws	15,000	-
Repayments	-	-
Ending Revolving Credit Facility balance	15,000	-
Calculation of revolving credit facility availability
Revolving Credit Facility limit	200,000	200,000
Less: outstanding Revolving Credit Facility balance	(15,000)	-
Less: outstanding letters of credit	(17,565)	(19,817)
End of period Revolving Credit Facility availability	167,435	180,183
End of period cash balance	17,463	106,549
Total Liquidity, end of period	$184,898	$286,732

Cash Flow Activity

The following table sets forth a summary of our cash flows from operating, investing, and financing activities for the six-month periods presented:

	For the six-month periods ended
(dollars in thousands)	July 2, 2022	July 3, 2021
Net cash used in operating activities	$(29,357)	$(13,621)
Net cash used in investing activities	$(18,456)	$(108,583)
Net cash provided by financing activities	$34,786	$91,408

Operating Activities

The primary sources of our operating cash flow are operating income or operating losses, net of any goodwill impairments that we record, as well as any other significant non-cash items such as depreciation, amortization and share-based compensation, less cash paid for interest. The timing of collections of accounts receivable and the payment of accounts payable, other accrued liabilities and accrued payroll and employee benefits can also impact and cause fluctuations in our operating cash flow. Cash used by operating activities increased by $15.7 million during the six month period ended July 2, 2022 compared to the six month period ended July 3, 2021, primarily due to:

•
a decrease in operating income during the 2022 six-month period as compared to the 2021 six-month period, net of changes in significant non-cash items such as goodwill impairment, depreciation and amortization, and share-based compensation;
•
the comparative usage of cash of $10.5 million related to the timing of billing and collection of accounts receivable during the comparable six month periods;
•
an increase in cash paid for interest from $36.9 million to $42.4 million during the comparable six month periods, net of:
•
the comparative provision of cash of $22.2 million related to the timing of payment of accounts payable and other accrued liabilities associated with significant payments made in the first six months of 2021 to professional services vendors.

Days Sales Outstanding (“DSO”)

DSO provides us with a gauge to measure the timing of cash collections against accounts receivable and related revenue. DSO is derived by dividing our average patient accounts receivable for the fiscal period by our average daily revenue for the fiscal period. The timing of billing and collecting on our receivables can be affected by many factors, including the annual revalidation of third-party insurance in our PDS business which typically occurs in the first quarter of each year; pre-claim reviews and post-claim reviews associated with Medicare's Review Choice Demonstration Program; acquisition and system transition activities; among other things. The collection cycle for the businesses within our HHH segment, which is generally billed in thirty day increments, is also generally longer than the businesses within our PDS segment. The following table presents our trailing five quarter consolidated DSO for the respective periods:

	July 3, 2021	October 2, 2021	January 1, 2022	April 2, 2022	July 2, 2022
Days Sales Outstanding	41.6	43.4	44.9	46.5	50.0

Investing Activities

Net cash used in investing activities was $18.5 million for the six-month period ended July 2, 2022, as compared to $108.6 million for the six-month period ended July 3, 2021. The primary drivers of the $90.1 million decrease in cash used during the comparable six months was a decrease of $101.3 million of cash used for acquisitions, net of a $11.7 million premium paid for an interest rate cap in February, 2022.

Financing Activities

Net cash provided by financing activities decreased by $56.6 million, from $91.4 million net cash provided during the six-month period ended July 3, 2021 to $34.8 million provided for the six-month period ended July 2, 2022. The $34.8 million net cash provided for the first six months of 2022 was primarily related to the following items:

•
$30.0 million in net borrowings under our Securitization Facility;
•
$15.0 million in borrowings under our Revolving Credit Facility; offset by
•
$8.4 million in principal payments on our term loans and notes payable.

The $91.4 million net cash provided by financing activities in the first six months of 2021 was primarily related to the following items

•
$477.7 million in net proceeds from the IPO;
•
$65.3 million in proceeds from the incremental second lien term loan issued to finance the Doctor’s Choice acquisition; which were offset by
•
$414.6 million in aggregate principal payments on our term loans and notes payable, including $407.0 million of principal payments made with proceeds from the IPO;
•
the return of $29.4 million of Provider Relief Funds and state sponsored relief funds; and
•
payment of $5.4 million in deferred offering costs associated with the IPO.

Purchases of Property and Equipment (capital expenditures)

We manage our capital expenditures based upon a percentage of revenue. Our capital expenditures expressed as a percentage of revenue were as follows for the six-month periods presented:

•
$6.0 million, or 0.7% of revenue for the six-month period ended July 2, 2022; and
•
$6.1 million, or 0.7% of revenue for the three-month period ended July 3, 2021.

We typically plan for capital expenditures equal to 1.0% of revenue, and capital expenditures. For the fiscal year ended January 1, 2022, our capital expenditures approximated 1.0% of revenue.

Indebtedness

We typically incur term loan indebtedness to finance our acquisitions, and we borrow under our Securitization Facility and Revolving Credit Facility from time to time for working capital purposes, as well as to finance acquisitions, as needed. The following table presents our current and long-term obligations under our credit facilities as of July 2, 2022 and July 3, 2021, as well as related interest expense for the three month periods ended July 2, 2022 and July 3, 2021, respectively:

	Current and Long-term			Interest Expense
(dollars in thousands)	Obligations			For the six-month periods ended
Instrument	July 2, 2022	July 3, 2021	Interest Rate	July 2, 2022	July 3, 2021
Initial First Lien Term Loan (1)	$-	$560,137	L + 4.25%	$-	$14,776
First Lien First Amendment Term Loan (1)	-	216,028	L + 5.50%	-	7,071
First Lien Fourth Amendment Term Loan (1)	-	84,075	L + 6.25%	-	5,546
Second Lien Term Loan (1)	-	-	L + 8.00%	-	7,252
2021 Extended Term Loan (2)	853,550	-	L + 3.75%	19,119	-
Delayed Draw Term Loans (2) (3)	-	-	L + 3.75%	3,792	-
Term Loan - Second Lien Term Loan (2)	415,000	-	L + 7.00%	16,085	-
Revolving Credit Facility (2)	15,000	-	L + 3.75%	429	285
Securitization Facility (4)	150,000	-	BSBY + 2.00%	1,807	-
Amortization of debt issuance costs	-	-		3,527	5,838
Other	-	-		524	919
Total Indebtedness	$1,433,550	$860,240		$45,283	$41,687
Weighted Average Interest Rate (5)	6.3%	5.8%
(1)
Variable rate debt instruments which accrue interest at a rate equal to the LIBOR rate (subject to a minimum of 1.00%), plus an applicable margin.
(2)
Variable rate debt instruments which accrue interest at a rate equal to the LIBOR rate (subject to a minimum of 0.50%), plus an applicable margin.
(3)
No amounts were outstanding on the Delayed Draw Term Loan ("DDTL") at July 2, 2022, however, the Company incurred commitment fees of $3.8 million during the six-month period ended July 2, 2022 in order to maintain the availability of the DDTL.
(4)
Variable rate debt instrument that accrues interest at a rate equal to the Bloomberg Short-term Bank Yield Index (“BSBY”) plus an applicable margin.
(5)
Represents the weighted average annualized interest rate based upon the outstanding balances at July 2, 2022 and July 3, 2021, respectively, and the applicate interest rates at that date.

We were in compliance with all financial covenants and restrictions related to existing credit facilities at July 2, 2022.

On March 11, 2021, we amended our senior secured revolving credit facility under the First Lien Credit Agreement (the “Revolving Credit Facility”) to increase the maximum availability to $200.0 million, subject to the occurrence of an initial public offering prior to December 31, 2021, which was completed on May 3, 2021. The amendment also extended the maturity date to April 29, 2026 upon completion of the IPO and subject to the completion of the refinancing of our terms loans, which occurred with the Extension Amendment (as defined below).

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

On November 12, 2021, we entered into a three-year Securitization Facility (the "Securitization Facility") which increases the Company’s borrowing capacity by collateralizing a portion of our patient accounts receivable at favorable interest rates relative to our 2021 Extended Term Loan. The maximum amount available under the Securitization Facility is $150.0 million, subject to maintenance of certain borrowing base requirements. Borrowings under this facility carry variable interest rates tied to BSBY plus an applicable margin. Please see Note 6 – Securitization Facility, to the unaudited consolidated financial statements, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion related to the Securitization Facility.

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

On August 8, 2022, we amended our Securitization Facility to increase the maximum amount available to $175.0 million, subject to maintaining certain borrowing base requirements. Please see Note 16 - Subsequent Events, to the interim unaudited consolidated financial statements, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On August 9, 2022, we borrowed $60.0 million under the Delayed Draw Term Loan Facility to replace cash on our balance sheet previously used to complete acquisitions in the fourth quarter of 2021. The remaining available amount of $140.0 million under the Delayed Draw Term Loans is available until July 15, 2023, subject to certain terms and conditions.

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

Contractual Obligations

Our contractual obligations consist primarily of long-term debt obligations, interest payments, operating and financing leases. These contractual obligations impact our short-term and long-term liquidity and capital needs. As of July 2, 2022, there were no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

Critical Accounting Estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 for accounting policies and related estimates we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These critical accounting estimates include patient services and product revenue; business combinations; goodwill; and insurance reserves. There have been no changes to our critical accounting estimates or their application since the date of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 unless noted herein.

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

A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within our operating segments have similar economic characteristics, we aggregate the components of our operating segments into one reporting unit. Since quoted market prices for our reporting units are not available, we apply judgment in determining the fair value of these reporting units for purposes of performing the goodwill impairment test. For both interim and annual goodwill impairment tests, we engage a third-party valuation firm to assist management in calculating a reporting unit’s fair value, which is derived using a combination of both income and market approaches. The income approach utilizes projected operating results and cash flows and includes significant assumptions such as revenue growth rates, projected EBITDA margins, and discount rates. The market approach compares reporting units’ earnings and revenue multiples to those of comparable companies. Estimates of fair value may differ from actual results due to, among other things, economic conditions, changes to business models or changes in operating performance. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of all reporting units. Significant differences between these estimates and actual future performance could result in impairment in future fiscal periods.

We performed an interim impairment test during the second quarter of fiscal year 2022 as a result of publicly updating our fiscal year 2022 earnings guidance due to continued challenges in the labor markets, including both shortages in workforce and inflationary wage pressures which have not abated and which we expect to persist. Based on the interim impairment test, we determined that the carrying value of five of our six reporting units across our three segments exceeded their respective fair values and we accordingly recorded an aggregate goodwill impairment charge of $470.2 million during the three-month period ended July 2, 2022.

We can provide no assurance that our goodwill will not become subject to impairment in any future period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk related to changes in interest rates under our variable rate debt instruments, which are primarily indexed to LIBOR and have a LIBOR floor of 50 basis points. The LIBOR interest rate as of July 2, 2022 was approximately 1.80%. Our outstanding variable rate indebtedness at July 2, 2022 was $1,434 million. We have interest rate swap agreements in place with an aggregate notional amount of $520 million that convert $520 million of our variable rate debt to a fixed rate to manage this risk. We also have interest rate cap agreements in place with an aggregate notional amount of $880 million that cap the LIBOR interest rate of our variable rate debt at 3%. The notional amounts of such swap and cap agreements represent balances used to calculate the exchange of cash flows and are not our assets or liabilities. We do not enter into such arrangements for trading purposes.

Based on our outstanding indebtedness and the effect of our interest rate swap agreements at July 2, 2022, a 100 basis point increase in interest rates would cause interest expense to increase by approximately $9.1 million annually. Based on current market interest expectations, we believe it is likely that interest rates will increase over the next twelve months and that we will incur all or more than the above $9.1 million in incremental interest expense over the next twelve months as compared to the last twelve months.

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

See Note 5 – Long-Term Obligations, and Note 6 – Securitization Facility, to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the material terms of our long-term debt.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of July 2, 2022, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 2, 2022, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the three-month period ended July 2, 2022, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of July 2, 2022, the end of the period covered by this Quarterly Report on Form 10-Q.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is included in “Part I – Item 1 - Note 11 – Commitments and Contingencies” and is incorporated by reference into this Part II Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 12, 2021, the Company (through a wholly owned special purpose entity, Aveanna SPV I, LLC) entered into a securitization facility (the "Securitization Facility") pursuant to a Receivables Financing Agreement with a bank, with a termination date of November 12, 2024.

On August 8, 2022, the Company entered into the second amendment to the Receivable Financing Agreement (the "Amendment") which increased the maximum amount available under the Securitization Facility from $150.0 million to $175.0 million, subject to maintaining certain borrowing base requirements. All borrowings under the Securitization Facility carry variable interest rates tied to BSBY plus an applicable margin. The foregoing description of the Amendment is only a summary and is qualified in its entirety by reference to the complete text of the Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference in this Item 5.

Item 6. Exhibits

The following exhibits are filed or furnished herewith:

Exhibit Number	Description

10.1*

Second Amendment to the Receivable Financing Agreement, dated August 8, 2022, by and among Aveanna SPV I, LLC, as borrower, Aveanna Healthcare LLC, as initial servicer, PNC Bank, National Association, as administrative agent, and PNC Capital Markets LLC, as structuring agent.

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

*Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise discussed in such exhibit. The Company will supplementally provide a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aveanna Healthcare Holdings Inc.

Date: August 10, 2022	By:	/s/ Tony Strange
Tony Strange Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2022	By:	/s/ David Afshar
David Afshar
Chief Financial Officer (Principal Financial and Accounting Officer)