Form 10-Q
period 2022-10-01
Aveanna Healthcare Holdings, Inc.
filed 2022-11-15
CIK 1832332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2022

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 4, 2022, the registrant had 185,918,240 shares of common stock, $0.01 par value per share, outstanding.

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
▪
delays in collection or non-collection of our patient accounts receivable, or recoupment of payments previously received, particularly during the business integration process or in connection with complying with the electronic visit verification data collection and submission requirements, could adversely affect our business, financial position, results of operations and liquidity;
▪
healthcare reform and other regulations;
▪
changes in the case-mix of our patients, as well as payer mix and payment methodologies;
▪
any loss of existing favorable managed care contracts;
▪
our ability to attract and retain experienced employees and management personnel, and inflationary wage pressures;
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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
	As of
	October 1, 2022	January 1, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,681	$30,490
Patient accounts receivable	219,246	218,917
Receivables under insured programs	6,789	6,373
Prepaid expenses	12,604	14,233
Other current assets	9,764	9,202
Total current assets	312,084	279,215
Property and equipment, net	24,919	31,374
Operating lease right of use assets	53,789	51,992
Goodwill	1,368,333	1,835,580
Intangible assets, net	97,779	102,851
Receivables under insured programs	23,970	25,530
Other long-term assets	92,495	7,829
Total assets	$1,973,369	$2,334,371

LIABILITIES, DEFERRED RESTRICTED STOCK UNITS, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$48,960	$52,624
Accrued payroll and employee benefits	49,996	54,565
Current portion of insurance reserves - insured programs	6,789	6,373
Current portion of insurance reserves	17,326	13,466
Securitization obligations	140,000	120,000
Current portion of long-term obligations	9,200	8,600
Current portion of operating lease liabilities	12,496	13,534
Current portion of deferred payroll taxes	25,523	25,523
Other current liabilities	41,391	50,146
Total current liabilities	351,681	344,831
Revolving credit facility	-	-
Long-term obligations, less current portion	1,282,603	1,226,517
Long-term insurance reserves - insured programs	23,970	25,530
Long-term insurance reserves	37,146	35,122
Operating lease liabilities, less current portion	44,518	44,682
Deferred income taxes	2,753	3,046
Other long-term liabilities	616	16,692
Total liabilities	1,743,287	1,696,420
Commitments and contingencies (Note 10)
Deferred restricted stock units	2,135	2,135
Stockholders’ equity:
Preferred stock, $0.01 par value as of October 1, 2022 and no par value as of January 1, 2022,
5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value, 1,000,000,000 shares authorized;
185,918,240 and 184,732,268 issued and outstanding, respectively	1,859	1,847
Additional paid-in capital	1,225,019	1,208,645
Accumulated deficit	(998,931)	(574,676)
Total stockholders’ equity	227,947	635,816
Total liabilities, deferred restricted stock units, and stockholders’ equity	$1,973,369	$2,334,371

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the three-month periods ended		For the nine-month periods ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenue	$443,009	$411,276	$1,336,498	$1,264,548
Cost of revenue, excluding depreciation and amortization	308,426	271,534	912,046	846,534
Branch and regional administrative expenses	89,542	76,370	267,283	223,462
Corporate expenses	33,215	37,873	105,984	97,673
Goodwill impairment	-	-	470,207	-
Depreciation and amortization	4,917	5,145	16,774	15,163
Acquisition-related costs	-	2,007	69	4,779
Other operating expense	2,122	-	1,953	-
Operating income (loss)	4,787	18,347	(437,818)	76,937
Interest income	164	44	369	182
Interest expense	(28,462)	(12,106)	(73,745)	(53,793)
Loss on debt extinguishment	-	(4,784)	-	(13,702)
Other income (expense)	45,140	(511)	86,523	(1,088)
Income (Loss) before income taxes	21,629	990	(424,671)	8,536
Income tax benefit	2,669	1,100	416	612
Net income (loss)	$24,298	$2,090	$(424,255)	$9,148
Net income (loss) per share:
Net income (loss) per share, basic	$0.13	$0.01	$(2.29)	$0.06
Weighted average shares of common stock outstanding, basic	186,113	184,554	185,327	165,877
Net income (loss) per share, diluted	$0.13	$0.01	$(2.29)	$0.05
Weighted average shares of common stock outstanding, diluted	186,166	188,246	185,327	170,667

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	For the three-month period ended October 1, 2022
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, July 2, 2022	185,918,240	$1,859	$1,221,507	$(1,023,229)	$200,137
Employee stock purchase plan	-	-	-	-	-
Non-cash share-based compensation	-	-	3,512	-	3,512
Net income	-	-	-	24,298	24,298
Balance, October 1, 2022	185,918,240	$1,859	$1,225,019	$(998,931)	$227,947

	For the three-month period ended October 2, 2021
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, July 3, 2021	184,164,184	$1,841	$1,196,813	$(450,574)	$748,080
Non-cash share-based compensation	-	-	4,262	-	4,262
Net income	-	-	-	2,090	2,090
Balance, October 2, 2021	184,164,184	$1,841	$1,201,075	$(448,484)	$754,432

	For the nine-month period ended October 1, 2022
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022	184,732,268	1,847	1,208,645	(574,676)	$635,816
Employee stock purchase plan	1,185,972	12	2,266	-	2,278
Non-cash share-based compensation	-	-	14,108	-	14,108
Net loss	-	-	-	(424,255)	(424,255)
Balance, October 1, 2022	185,918,240	$1,859	$1,225,019	$(998,931)	$227,947

	For the nine-month period ended October 2, 2021
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 2, 2021	141,928,184	$1,419	$721,247	$(457,632)	$265,034
Issuance of common stock, net of underwriters’ discounts and commissions	42,236,000	422	469,686	-	470,108
Non-cash share-based compensation	-	-	10,142	-	10,142
Net income	-	-	-	9,148	9,148
Balance, October 2, 2021	184,164,184	$1,841	$1,201,075	$(448,484)	$754,432

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)
	For the nine-month periods ended
	October 1, 2022	October 2, 2021
Cash Flows From Operating Activities:
Net (loss) income	$(424,255)	$9,148
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	16,774	15,163
Amortization of deferred debt issuance costs	5,221	7,234
Amortization and impairment of operating lease right of use assets	12,722	11,081
Non-cash share-based compensation	14,108	10,142
Goodwill impairment	470,207	-
Loss on disposal of licenses, property and equipment	1,985	109
Fair value adjustments on interest rate derivatives	(89,634)	(6,246)
Gain on sale of businesses	(170)	-
Loss on debt extinguishment	-	13,702
Deferred income taxes	(293)	839
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(921)	(3,376)
Prepaid expenses	6,825	2,715
Other current and long-term assets	(1,878)	39
Accounts payable and other accrued liabilities	(2,395)	(15,851)
Accrued payroll and employee benefits	(4,569)	(3,164)
Insurance reserves	5,884	2,752
Operating lease liabilities	(15,845)	(11,783)
Other current and long-term liabilities	(1,932)	(10,316)
Net cash (used in) provided by operating activities	(8,166)	22,188
Cash Flows From Investing Activities:
Acquisitions of businesses, net of cash acquired	(2,027)	(103,202)
Proceeds from sale of businesses	460	-
Payment for interest rate cap	(11,725)	-
Purchases of property and equipment	(8,800)	(10,306)
Net cash used in investing activities	(22,092)	(113,508)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	477,688
Proceeds from employee stock purchase plan	2,278	-
Proceeds from securitization obligation	40,000	-
Repayment of securitization obligation	(20,000)	-
Proceeds from revolving credit facility	15,000	-
Repayments on revolving credit facility	(15,000)	-
Proceeds from issuance of term loans, net of debt issuance costs	59,700	925,261
Principal payments on term loans	(6,600)	(1,271,733)
Principal payments on notes payable	(7,564)	(4,910)
Repayment of government stimulus funds	-	(29,444)
Principal payments of financing lease obligations	(581)	(503)
Payment of offering costs	-	(5,473)
Payment of debt issuance costs	(218)	(13,107)
Settlements with derivative counterparties	(3,566)	(2,096)
Net cash provided by financing activities	63,449	75,683
Net increase (decrease) in cash and cash equivalents	33,191	(15,637)
Cash and cash equivalents at beginning of period	30,490	137,345
Cash and cash equivalents at end of period	$63,681	$121,708

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$69,572	$47,156
Acquisition of property and equipment on accrual	$502	$3,246
Offering costs included in accounts payable and other accrued liabilities	$-	$135
Cash paid for income taxes, net of refunds received	$1,410	$3,915

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

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited consolidated financial statements do not include all the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, these interim unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of October 1, 2022 and the results of operations for the three and nine-month periods ended October 1, 2022 and October 2, 2021, respectively. The results reported in these interim unaudited consolidated financial statements should not be regarded as indicative of results that may be expected for any other period or the entire year. These interim unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended January 1, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2022.

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52 or 53-week fiscal year. The accompanying interim unaudited consolidated balance sheets reflect the accounts of the Company as of October 1, 2022 and January 1, 2022. For the three-month periods ended October 1, 2022 and October 2, 2021, the accompanying interim unaudited consolidated statements of operations, stockholders’ equity and cash flows reflect the accounts of the Company from July 2, 2022 through October 1, 2022 and July 3, 2021 through October 2, 2021, respectively. For the nine-month periods ended October 1, 2022 and October 2, 2021, the accompanying interim unaudited consolidated statements of operations, stockholders' equity and cash flows reflect the accounts of the Company from January 2, 2022 through October 1, 2022 and January 3, 2021 through October 2, 2021, respectively.

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

The Company determines the transaction price based on established billing rates reduced by explicit price concessions (contractual adjustments and discounts) provided to third-party payers and implicit price concessions. Explicit price concessions are based on contractual agreements, discount policies and historical experience. Implicit price concessions are based on historical collection experience. As of October 1, 2022 and January 1, 2022, estimated explicit and implicit price concessions of $62.2 million and $55.8 million, respectively, were recorded as reductions to patient accounts receivable balances to arrive at the estimated collectible revenue and patient accounts receivable. Most contracts contain variable consideration. However, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense which is included as a component of operating expenses in the consolidated statements of operations. The Company did not record any bad debt expense for the three and nine-month periods ended October 1, 2022 and October 2, 2021, respectively.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company derives a significant portion of its revenue from Medicaid, Medicaid MCO, Medicare and other payers that receive discounts from established billing rates. The regulations and various managed care contracts under which these discounts must be estimated are complex and subject to interpretation. Management estimates the transaction price on a payer-specific basis given its interpretation of the applicable regulations or contract terms. Updated regulations and contract negotiations occur frequently, necessitating regular review and assessment of the estimation process by management; however, there were no material revenue adjustments recognized from performance obligations satisfied or partially satisfied in previous periods for the three and nine-month periods ended October 1, 2022 and October 2, 2021, respectively.

The following table presents revenue by payer type as a percentage of revenue for the three and nine-month periods ended October 1, 2022 and October 2, 2021, respectively:

	For the three-month periods ended		For the nine-month periods ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
	Percentage	Percentage	Percentage	Percentage
Medicaid MCO	50.9%	53.3%	51.6%	53.9%
Medicaid	21.6%	24.6%	21.8%	24.4%
Commercial	8.4%	9.7%	9.4%	11.1%
Medicare	19.0%	12.1%	17.1%	10.3%
Self-pay	0.1%	0.3%	0.1%	0.3%
Total revenue	100.0%	100.0%	100.0%	100.0%

4. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following as of October 1, 2022 and January 1, 2022, respectively (dollar amounts in thousands):

Instrument	Stated Maturity Date	Contractual Interest Rate	Interest Rate as of October 1, 2022	October 1, 2022	January 1, 2022
2021 Extended Term Loan (1)	07/2028	L + 3.75%	6.89%	$851,400	$857,850
Delayed Draw Term Loan (1)	07/2028	L + 3.75%	6.89%	59,850	-
Second Lien Term Loan (1)	12/2029	L + 7.00%	10.14%	415,000	415,000
Revolving Credit Facility (1)	04/2026	L + 3.75%	6.89%	-	-
Total principal amount of long-term obligations				1,326,250	1,272,850
Less: unamortized debt issuance costs				(34,447)	(37,733)
Total amount of long-term obligations, net of unamortized debt issuance costs				1,291,803	1,235,117
Less: current portion of long-term obligations				(9,200)	(8,600)
Total amount of long-term obligations, net of unamortized debt issuance costs, less current portion				$1,282,603	$1,226,517
(1) L = Greater of 0.50% or one-month LIBOR

The 2021 Extended Term Loan, Revolving Credit Facility and any Delayed Draw Term Loans bear interest, at the Company’s election, at a variable interest rate based on either LIBOR (subject to a minimum of 0.50%), or Annual Base Rate ("ABR") (subject to a minimum of 2.00%) for the interest period relevant to such borrowing, plus an applicable margin of 3.75% for loans accruing interest based on LIBOR and an applicable margin of 2.75% for loans accruing interest based on ABR. On August 9, 2022, the Company borrowed $60.0 million under the Delayed Draw Term Loan, the terms of which are similar to those of the 2021 Extended Term Loan. The remaining available borrowing base of $140.0 million under the Delayed Draw Term Loan is available until July 15, 2023, subject to certain terms and conditions.

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

Debt issuance costs related to the term loans are recorded as a direct deduction from the carrying amount of the debt. The balance for debt issuance costs related to the term loans as of October 1, 2022 and January 1, 2022 was $34.4 million and $37.7 million, respectively. Debt issuance costs related to the Revolving Credit Facility and the undrawn portion of the Delayed Draw Term Loan are recorded within other long-term assets. The balance for debt issuance costs related to the Revolving Credit Facility and the undrawn portion of the Delayed Draw Term Loan as of October 1, 2022 and January 1, 2022 was $1.9 million and $3.2 million, respectively. The Company recognized interest expense related to the amortization of debt issuance costs of $1.6 million and $4.9 million during the three and nine-month periods ended October 1, 2022, respectively, and $1.4 million and $7.2 million during the three and nine-month periods ended October 2, 2021, respectively.

Issued letters of credit as of October 1, 2022 and January 1, 2022 were $17.6 million and $17.6 million, respectively. There were no swingline loans outstanding as of October 1, 2022 or January 1, 2022. Borrowing capacity under the Company's Revolving Credit Facility was $182.4 million as of October 1, 2022 and January 1, 2022.

The fair value of the long-term obligations was $1,326.3 million at October 1, 2022. Due to the variable rate nature of the 2021 Extended Term Loan, Delayed Draw Term Loan and Second Lien Term Loan, the Company believes that the carrying amount approximates fair value at October 1, 2022.

The Company was in compliance with all financial covenants and restrictions under the foregoing instruments at October 1, 2022.

5. SECURITIZATION FACILITY

On November 12, 2021, the Company (through a wholly owned special purpose entity, Aveanna SPV I, LLC) (the “special purpose entity”) entered into a Receivables Financing Agreement (as amended, the “Securitization Facility”) with a lending institution with a termination date of November 12, 2024. On August 9, 2022, the Company amended the Securitization Facility to increase the maximum amount available under the Securitization Facility from $150.0 million to $175.0 million, subject to certain borrowing base requirements. The Company incurred debt issuance costs of $1.4 million in connection with the Securitization Facility, which were capitalized and included in other long-term assets. The Company recognized interest expense related to the amortization of debt issuance costs of $0.1 million and $0.3 million during the three and nine-month periods ended October 1, 2022, respectively.

Pursuant to sale agreements, each of which is among Aveanna Healthcare, LLC, as initial servicer, certain of the Company's subsidiaries and the special purpose entity, the subsidiaries sold substantially all of their existing and future accounts receivable balances to the special purpose entity. The special purpose entity uses the accounts receivable balances to collateralize loans made under the Securitization Facility. The Company retains the responsibility of servicing the accounts receivable balances pledged as collateral under the Securitization Facility and provides a performance guaranty.

The outstanding balance under the Securitization Facility was $140.0 million and $120.0 million at October 1, 2022 and January 1, 2022, respectively. The balance accrues interest at a rate tied to the Bloomberg Short-term Bank Yield Index (“BSBY”) plus an applicable margin, which can increase or decrease based upon the Company's credit rating. The interest rate under the Securitization Facility was 5.09% and 2.08% at October 1, 2022 and January 1, 2022, respectively.

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

The Company’s other assets and other liabilities measured at fair value are as follows (amounts in thousands):

	Fair Value Measurements at October 1, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$49,728	$-	$49,728
Interest rate swap agreements	-	36,288	-	36,288
Total derivative assets	$-	$86,016	$-	$86,016

	Fair Value Measurements at January 1, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap agreements	$-	$15,342	$-	$15,342
Total derivative liabilities	$-	$15,342	$-	$15,342

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

In October 2018, the Company entered into two interest rate swap agreements to limit its exposure to interest rate risk on its variable rate debt. In July 2021, the Company amended its interest rate swap agreements to extend the expiration dates to June 30, 2026 and reduce the fixed rate paid under the swaps. As amended, the Company pays a fixed rate of 2.08% and receives the one-month LIBOR rate, subject to a 0.50% floor. The aggregate notional amount of the interest rate swaps remained unchanged at $520.0 million at October 1, 2022 and January 1, 2022, respectively. The fair value of the interest rate swaps at October 1, 2022 and January 1, 2022 was a $36.3 million asset included in other long-term assets and a $15.3 million liability included in other long-term liabilities on the accompanying interim unaudited consolidated balance sheets, respectively. The Company does not apply hedge accounting to these agreements and records all mark-to-market adjustments directly to other income in the accompanying interim unaudited consolidated statements of operations, which is an adjustment to cash flows from operating activities in the accompanying interim unaudited consolidated financial statement. The net settlements incurred with swap counterparties under the swap agreements prior to the amendment were recognized through cash flows from operating activities in the accompanying interim unaudited consolidated statements of cash flows. Subsequent to the interest rate swap amendment in July 2021, the net settlements are recognized through cash flows from financing activities in the accompanying interim unaudited consolidated statements of cash flows due to an other-than-insignificant financing element on the interest rate swaps resulting from the amendment.

On February 9, 2022, the Company entered into interest rate cap agreements for an aggregate notional amount of $880.0 million and a cap rate of 3.00%. The premium paid for the interest rate cap agreements was $11.7 million. The cap agreements have an expiration date of February 28, 2027, and provide that the counterparty will pay the Company the amount by which LIBOR exceeds 3.00% in a given measurement period. The fair value of the interest rate cap agreements at October 1, 2022 was $49.7 million and is included in other long-term assets on the accompanying interim unaudited consolidated balance sheets. The Company does not apply hedge accounting to these agreements and records all mark-to-market adjustments directly to other income in the accompanying interim unaudited consolidated statements of operations, which is an adjustment to cash flows from operating activities in the accompanying interim unaudited consolidated financial statement.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following gains from these derivatives not designated as hedging instruments were recognized in the Company’s accompanying interim unaudited consolidated statements of operations for the three and nine-month periods ended October 1, 2022 and October 2, 2021, respectively (amounts in thousands):

	Statement of Operations	For the three-month periods ended
	Classification	October 1, 2022	October 2, 2021
Interest rate cap agreement	Other income (expense)	$24,339	$(88)
Interest rate swap agreements	Other income (expense)	$20,505	$1,481

	Statement of Operations	For the nine-month periods ended
	Classification	October 1, 2022	October 2, 2021
Interest rate cap agreements	Other income (expense)	$38,003	$(88)
Interest rate swap agreements	Other income (expense)	$51,631	$6,334

The Company does not utilize financial instruments for trading or other speculative purposes.

8. INCOME TAXES

The Company’s provision for income taxes is recorded on an interim basis based upon the Company’s estimate of the annual effective income tax rate for the full year applied to “ordinary” income or loss, adjusted each quarter for discrete items.

The Company recorded an income tax benefit of $2.7 million and $0.4 million for the three and nine-month periods ended October 1, 2022, respectively, and income tax benefit of $1.1 million and $0.6 million for the three and nine-month periods ended October 2, 2021, respectively. The Company’s effective tax rate was negative 12.3% and 0.1% for the three and nine-month periods ended October 1, 2022, respectively, and negative 111.1% and negative 7.2% for the three and nine-month periods ended October 2, 2021, respectively. The effective tax rates for the three and nine-month periods ended October 1, 2022 and October 2, 2021 differ from the statutory rate of 21% primarily due to the changes in the valuation allowance recorded against certain deferred tax assets, and separate state and local income taxes on taxable subsidiaries.

For the three and nine-month periods ended October 1, 2022, the Company recognized a benefit of approximately $2.0 million from the reversal of a previously recognized uncertain tax position. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions within the Company’s operations in income tax expense in the accompanying interim unaudited consolidated statements of operations.

9. SHARE-BASED COMPENSATION

Time-Vesting Options

The Company recorded compensation expense, net of forfeitures, of $0.2 million and $0.9 million for the three and nine-month periods ended October 1, 2022, respectively, and $0.7 million and $2.1 million for the three and nine-month periods ended October 2, 2021, which is included in corporate and branch and regional administrative expenses in the accompanying interim unaudited consolidated statements of operations. Unrecognized compensation expense as of October 1, 2022 associated with outstanding time-vesting options was $2.5 million.

Performance-Vesting Options

The Company recorded compensation expense, net of forfeitures, for the three and nine-month periods ended October 1, 2022 of $0.5 million and $5.2 million, respectively, and $3.0 million and $7.2 million for the three and nine-month periods ended October 2, 2021, respectively, which is included in corporate and branch and regional administrative expenses in the accompanying interim unaudited consolidated statements of operations. There was no unrecognized compensation expense as of October 1, 2022 associated with outstanding performance-vesting options.

Director Restricted Stock Units

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recorded compensation expense for the three and nine-month periods ended October 1, 2022 of $0.1 million and $0.4 million, which is included in corporate expenses in the accompanying interim unaudited consolidated statements of operations. The Company recorded compensation expense of $0.2 million for both the three and nine-month periods ended October 2, 2021, which is included in corporate expenses. Unrecognized compensation expense as of October 1, 2022 associated with outstanding director restricted stock units was $0.6 million.

Management Restricted Stock Units

The Company recorded compensation expense for the three and nine-month periods ended October 1, 2022 of $1.0 million and $3.0 million, which is included in corporate expenses in the accompanying interim unaudited consolidated statements of operations. The Company did not incur or record any such expense in the three and nine-month periods ended October 2, 2021. Unrecognized compensation expense as of October 1, 2022 associated with outstanding management restricted stock units was $12.9 million.

Employee Stock Purchase Plan

Eligible participants contributed $1.2 million and $3.7 million during the three and nine-month periods ended October 1, 2022, respectively, which is included in accrued payroll and employee benefits in the accompanying interim unaudited consolidated balance sheets as of October 1, 2022. The Company recorded compensation expense of $0.5 million and $1.7 million for the three and nine-month periods ended October 1, 2022, respectively, which is included in corporate expenses, branch and regional administrative expenses and cost of revenue, excluding depreciation and amortization in the accompanying interim unaudited consolidated statements of operations. The Company recorded compensation expense of $0.3 million associated with the employee stock purchase plan for both the three and nine-month periods ended October 2, 2021.

Long-Term Incentive Plan ("LTIP")

In the first quarter of 2022, the Compensation Committee of the Company's Board of Directors approved LTIP grants of restricted stock units ("RSUs") and performance stock units ("PSUs") under the Company's 2021 Omnibus Incentive Plan.

The RSUs are subject to a three-year service-based cliff vesting schedule commencing on the date of grant. Compensation cost for the RSUs is measured based on the grant date fair value of each share and the number of shares granted and is recognized over the applicable vesting period on a straight-line basis. The Company granted 2,124,212 RSUs with a grant date per share fair value of $4.93. The Company recorded compensation expense, net of forfeitures, of $0.8 million and $2.1 million during the three and nine-month periods ended October 1, 2022, respectively, which is included in corporate expenses and branch and regional administrative expenses in the accompanying interim unaudited consolidated statements of operations. Unrecognized compensation expense as of October 1, 2022 associated with the remaining RSUs was $7.9 million.

The PSUs contain two performance criteria: (i) 50% based on relative total shareholder return ("TSR") over a three-year performance period, which measures the Company's total shareholder return as compared to the total shareholder return of a designated peer group, and (ii) 50% based on an adjusted EBITDA target over a one-year performance period. The PSUs are also subject to a three-year service-based cliff vesting schedule commencing on the date of grant. For the PSUs that have a service and a market condition, compensation cost is measured based on the grant date estimated fair value determined using a Monte Carlo simulation model and is recognized over the applicable vesting period on a straight-line basis. The fair value inputs included in the Monte Carlo simulation model were remaining measurement period of 2.88 years, stock price on date of grant of $4.93, daily average closing stock price for the two calendar months prior to the beginning of the performance period of $7.29, risk free rate of 1.77%, and the performance payout per TSR performance percentile. For the PSUs that have a service and a performance condition, compensation cost is initially measured based on the grant date fair value of each share. Cumulative compensation cost is subsequently adjusted at the end of each reporting period to reflect the current estimation of achieving the performance condition. The Company granted 1,389,801 PSUs with a weighted average grant date per share fair value of $5.24. The Company recorded compensation expense, net of forfeitures, of $0.3 million and $0.8 million during the three and nine-month periods ended October 1, 2022, respectively, which is included in corporate expenses and branch and regional administrative expenses in the accompanying interim unaudited consolidated statements of operations. Unrecognized compensation expense as of October 1, 2022 associated with the remaining PSUs was $3.0 million.

10. COMMITMENTS AND CONTINGENCIES

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Insurance Reserves

As is typical in the healthcare industry, the Company is subject to claims that its services have resulted in patient injury or other adverse effects.

The accrued insurance reserves included in the accompanying interim unaudited consolidated balance sheets include estimates of the ultimate costs, including amounts for which the Company's insurance carriers are responsible, for claims that have been reported but not paid and claims that have been incurred but not reported at the balance sheet dates. Although substantially all reported claims are paid directly by the Company’s commercial insurance carriers, the Company is ultimately responsible for payment of these claims in the event its insurance carriers become insolvent or otherwise do not honor the contractual obligations under the related policies. The Company is required under U.S. GAAP to recognize these estimated liabilities in its consolidated financial statements on a gross basis; with a corresponding receivable from the insurance carriers reflecting the contractual indemnity provided by the carriers under the related policies.

Effective October 1, 2022, the Company maintains primary commercial insurance coverage on a claims-made basis for professional malpractice claims with a $1.5 million per claim deductible and $5.0 million per claim and annual aggregate limits. Prior to October 1, 2022, the Company maintained primary commercial insurance coverage on a claims made basis for professional malpractice claims with varying deductibles by policy year from $0.5 million to $1.0 million on a per claim basis and $5.5 million to $6.0 million per claim and annual aggregate limits. Moreover, the Company maintains excess insurance coverage for professional malpractice claims. In addition, the Company maintains workers’ compensation insurance with a $0.5 million per claim deductible and statutory limits. The Company reimburses insurance carriers for deductible losses under these policies. The Company’s insurance carriers require collateral to secure the Company’s obligation to reimburse insurance carriers for these deductible payments. Collateral as of October 1, 2022 was comprised of $17.6 million of issued letters of credit, $2.8 million in cash collateral, and $2.9 million in surety bonds. Collateral as of January 1, 2022 was comprised of $17.6 million of issued letters of credit, $2.9 million in cash collateral, and $2.9 million in surety bonds.

As of October 1, 2022, insurance reserves totaling $85.2 million were included on the accompanying interim unaudited consolidated balance sheets, representing $39.1 million and $46.1 million of reserves for professional malpractice claims and workers’ compensation claims, respectively. At January 1, 2022, insurance reserves totaling $80.5 million were included on the accompanying consolidated balance sheets, representing $38.7 million and $41.8 million of reserves for professional malpractice claims and workers’ compensation claims, respectively.

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

On August 6, 2020, the Company sued Epic/Freedom, LLC (“Seller”), Webster Capital Corporation, and Webster Equity Partners (collectively, the “Defendants”) in the Delaware Superior Court. The Company asserted that the Defendants made fraudulent representations and warranties in connection with the Epic acquisition, which closed in March 2017. The Company is seeking damages ranging from $24.0 million to $50.0 million. The Company also requested a declaratory judgment holding that the Defendants waived any claim to the Company’s continued possession of $7.1 million in escrow funds (the “Escrow Funds”) that were delivered to the Company in January 2018 by the Epic acquisition escrow agent. In response, the Defendants asserted four counterclaims: (1) specific performance of an alleged right to control a tax audit; (2) advancement of litigation fees and expenses for certain individual Defendants; (3) a declaratory judgment; and (4) breach of contract claim concerning the Escrow Funds. The Company subsequently reached an agreement with the Defendants, which (1) allowed the Defendants to take a principal role in the applicable tax audit, though the Company will continue to communicate with the Internal Revenue Service and retain the ability to make strategic decisions with respect to the audit and (2) dismissed claims against certain individual Defendants mooting Defendants’ claims for advancement of litigation fees and expenses. On July 29, 2021, the

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Delaware Superior Court denied the Defendants’ motion for judgment on the pleadings with respect to the Company’s claim for fraud against the Defendants, which allows the Company to pursue discovery with respect to the alleged fraud claim. With respect to the Company’s retention of certain tax refunds the Company received on behalf of Defendants, the Court denied the Company’s motion for judgment on the pleadings, pursuant to which the Company sought to retain the tax refunds as matter of law. The Court also ordered Seller to refile its motion for summary judgment on the same subject and abated a ruling pending further discovery and resolution of whether the parties entered into a post-closing agreement, allowing the Company to retain the tax refunds pending the outcome of the related tax audits. Lastly, the Court denied the Company’s motion for judgment on the pleadings as to its continued possession of the Escrow Funds. At this time, the Company cannot predict the ultimate resolution or estimate the amount of any loss or recovery, if any, related to this matter.

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

Deferred payment of the employer portion of social security taxes: The Company was permitted to defer payments of the employer portion of social security taxes in fiscal year 2020, which are payable in 50% increments, with the first 50% due by December 31, 2021 and the second 50% due by December 31, 2022. The Company did not defer any payroll taxes after December 31, 2020. As of October 1, 2022 and January 1, 2022, the Company had remaining deferred payments of $25.5 million of social security taxes in total, which is recorded in the current portion of deferred payroll taxes on the accompanying interim unaudited consolidated balance sheets.

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

American Rescue Plan Act (“ARPA”): On March 11, 2021 President Biden signed ARPA into law. ARPA is a federal stimulus bill designed to aid public health and economic recovery from the COVID-19 pandemic. ARPA includes $350 billion in emergency funding for state, local, territorial and tribal governments, known as the Coronavirus State and Local Fiscal Recovery Funds (“ARPA Recovery Funds”). States must obligate the ARPA Recovery Funds by December 31, 2024 and spend such funds by December 31, 2026. Usage of the ARPA Recovery Funds is subject to the requirements specified in the United States Treasury Department’s Final Rule issued on January 6, 2022. The Final Rule provides states with substantial flexibility in utilizing ARPA Relief Funds, including to support public health expenditures such as vaccination programs and testing, and PPE purchases, as well as providing premium pay for essential workers, including those in home-care settings, among many other things. States may not use ARPA Recovery Funds to fund tax cuts, fund budget deficits, or to support public employee pensions. During the three and nine-month periods ended October 1, 2022, the Company received $1.0 million and $5.5 million, respectively, of ARPA Recovery Funds from various states. The Company recognized $1.4 million and $5.0 million during the three and nine-month periods ended October 1, 2022, respectively, as revenue in our accompanying interim unaudited consolidated statements of operations. The remaining ARPA Recovery Funds are recorded in other current liabilities in the accompanying interim unaudited consolidated balance sheet at October 1, 2022.

12. RELATED PARTY TRANSACTIONS

The Company was a party to an advisory services agreement with affiliates of certain stockholders of the Company (the “Management Agreement”). Under this agreement, the managers provided general and strategic advisory services and were paid a quarterly management fee plus out of pocket expenses. Upon completion of the Company's initial public offering in April 2021 (the "IPO"), the Management Agreement was terminated. Additionally, the managers agreed to waive the fee due to them from the Company upon the successful completion of the IPO. The Company did not incur any management fees or expenses during

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the three or nine-month period ended October 1, 2022 or the three-month period ended October 2, 2021. The Company incurred management fees and expenses of $0.9 million during the nine-month period ended October 2, 2021, which is included in corporate expenses in the accompanying interim unaudited consolidated statements of operations. The Company did not owe any amounts in connection with the Management Agreement as of October 1, 2022 or January 1, 2022.

As of October 1, 2022, one of the Company’s stockholders owned 6.8% of the Company’s 2021 Extended Term Loan.

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

Results shown for the three and nine-month periods ended October 1, 2022 and October 2, 2021 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

The following tables summarize the Company’s segment information for the three and nine-month periods ended October 1, 2022 and October 2, 2021, respectively (amounts in thousands):

	For the three-month period ended October 1, 2022
	PDS	HHH	MS	Total
Revenue	$355,620	$49,853	$37,536	$443,009
Cost of revenue, excluding depreciation and amortization	254,756	32,968	20,702	308,426
Gross margin	$100,864	$16,885	$16,834	$134,583
Gross margin percentage	28.4%	33.9%	44.8%	30.4%

	For the three-month period ended October 2, 2021
	PDS	HHH	MS	Total
Revenue	$327,133	$47,000	$37,143	$411,276
Cost of revenue, excluding depreciation and amortization	226,540	24,130	$20,864	271,534
Gross margin	$100,593	$22,870	$16,279	$139,742
Gross margin percentage	30.7%	48.7%	43.8%	34.0%

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the nine-month period ended October 1, 2022
	PDS	HHH	MS	Total
Revenue	$1,053,835	$177,858	$104,805	$1,336,498
Cost of revenue, excluding depreciation and amortization	753,266	98,933	59,847	912,046
Gross margin	$300,569	$78,925	$44,958	$424,452
Gross margin percentage	28.5%	44.4%	42.9%	31.8%

	For the nine-month period ended October 2, 2021
	PDS	HHH	MS	Total
Revenue	$1,027,640	$128,589	$108,319	$1,264,548
Cost of revenue, excluding depreciation and amortization	719,435	67,224	59,875	846,534
Gross margin	$308,205	$61,365	$48,444	$418,014
Gross margin percentage	30.0%	47.7%	44.7%	33.1%

	For the three-month periods ended		For the nine-month periods ended
Segment Reconciliation:	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Total segment gross margin	$134,583	$139,742	$424,452	$418,014
Branch and regional administrative expenses	89,542	76,370	267,283	223,462
Corporate expenses	33,215	37,873	105,984	97,673
Goodwill impairment	-	-	470,207	-
Depreciation and amortization	4,917	5,145	16,774	15,163
Acquisition-related costs	-	2,007	69	4,779
Other operating expense	2,122	-	1,953	-
Operating income (loss)	4,787	18,347	(437,818)	76,937
Interest income	164	44	369	182
Interest expense	(28,462)	(12,106)	(73,745)	(53,793)
Loss on debt extinguishment	-	(4,784)	-	(13,702)
Other income (expense)	45,140	(511)	86,523	(1,088)
Income (Loss) before income taxes	$21,629	$990	$(424,671)	$8,536

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

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the three-month periods ended		For the nine-month periods ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Numerator:
Net income (loss)	$24,298	$2,090	$(424,255)	$9,148
Denominator:
Weighted average shares of common stock outstanding (1), basic	186,113	184,554	185,327	165,877
Net income (loss) per share, basic	$0.13	$0.01	$(2.29)	$0.06

Weighted average shares of common stock outstanding (1), diluted	186,166	188,246	185,327	170,667
Net income (loss) per share, diluted	$0.13	$0.01	$(2.29)	$0.05
Dilutive securities outstanding not included in the computation of diluted net income (loss) per share as their effect is antidilutive:
RSUs	4,684	-	4,722	-
PSUs	1,368	-	1,368	-
Stock options	14,553	6,885	14,553	6,360

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

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52-week or 53-week fiscal year. “Fiscal year 2022” refers to the 52-week fiscal year ended on December 31, 2022. “Fiscal year 2021” refers to the 52-week fiscal year ended on January 1, 2022. The “three-month period ended October 1, 2022”, or “third quarter of 2022” refers to the 13-week fiscal quarter ended on October 1, 2022. The “three-month period ended October 2, 2021” or “third quarter of 2021” refers to the 13-week fiscal quarter ended on October 2, 2021. The "nine-month period ended October 1, 2022", or "first nine months of 2022" refers to the period from January 2, 2022 through October 1, 2022. The "nine-month period ended October 2, 2021", or "first nine months of 2021" refers to the period from January 3, 2021 through October 2, 2021.

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

The following tables summarize the revenues generated by each of our segments for the three and nine month periods ended October 1, 2022 and October 2, 2021, respectively:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the three-month period ended October 1, 2022	$443,009	$355,620	$49,853	$37,536
Percentage of consolidated revenue		81%	11%	8%
For the three-month period ended October 2, 2021	$411,276	$327,133	$47,000	$37,143
Percentage of consolidated revenue		80%	11%	9%

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the nine-month period ended October 1, 2022	$1,336,498	$1,053,835	$177,858	$104,805
Percentage of consolidated revenue		79%	13%	8%
For the nine-month period ended October 2, 2021	$1,264,548	$1,027,640	$128,589	$108,319
Percentage of consolidated revenue		81%	10%	9%

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
•
Nursing services in school settings in which our skilled and unskilled caregivers accompany patients to school;
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

MS Segment

Through our Medical Solutions segment, we offer a comprehensive line of enteral nutrition supplies and other products to adults and children, delivered on a periodic or as-needed basis. We provide our patients with access to one of the largest selections of enteral formulas, supplies and pumps in our industry. Our registered nurses, registered dietitians and customer service technicians support our patients 24 hours per day, 365 days per year, in-hospital, at-home, or remotely to help ensure that our patients have the best nutrition assessments, change order reviews and formula selection expertise.

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

With the onset of the COVID-19 pandemic in March 2020, we began incurring incremental costs of patient services necessary to maintain our clinical workforce in the COVID-19 environment, including costs for additional PPE, hero and hazard pay, COVID-19 relief pay, incremental overtime, and various incentives to attract and retain caregivers. The nature of the incremental COVID-19 costs we have incurred has changed over time as dictated by the continually evolving COVID-19 environment. Additionally, we recorded an impairment charge in the fourth quarter of fiscal 2021 in four of the reporting units within our PDS segment as a result of the continued impact of COVID-19 on our business. Our operations were particularly impacted in the fourth quarter of 2021 and the first quarter of 2022 due to the Omicron variant and the attendant pressures on our clinical workforce.

While the direct effects of the pandemic have significantly lessened since the first quarter of 2022, the following factors could further impact our results of operations in the future as a result of COVID-19: a resurgence in the number of cases due to new variants; any future shelter-in-place orders; a decrease in the rate of return of confidence in our patients’ families to allow our caregivers into their homes; the return of patient confidence to enter a hospital or a doctor’s office; our ability to attract and retain qualified caregivers as a result of COVID-19 quarantine requirements or due to caregiver non-compliance with vaccination and testing mandates; uncertainty regarding vaccine distribution timing and efficacy; and our ability to readily access referrals from children’s hospitals. Potential negative impacts of COVID-19 on our results include lower revenue or higher salary and wage expenses due to increased market rate expectations of caregivers in order to work in hazardous conditions where COVID-19 is prevalent, increased workers compensation insurance and leave costs, costs to comply with various federal, state and local vaccine or leave mandates, civil monetary penalties from CMS if we are unable to comply with its IFR requiring COVID-19 vaccinations, and any future spikes in PPE supply costs. The impacts to revenue may consist of the following: lower volumes due to interruption of the operations of our referral sources; lower volumes due to lack of availability of caregivers in the workforce; the unwillingness of patients to accept services in their homes; lower reimbursement due to missed home health visits resulting in an increase in low utilization payment adjustments; lower hospice volumes; lower reimbursement rates due to any negative impacts to state Medicaid budgets as a result of the pandemic; the sunset of enhanced Federal matching funds for state Medicaid Programs after the end of the Federal public health emergency; or denial of payments from CMS if we are unable to comply with its IFR requiring COVID-19 vaccinations.

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
•
Deferred payment of the employer portion of social security taxes: We were permitted to defer payments of the employer portion of social security taxes in fiscal year 2020, which are payable in 50% increments, with the first 50% due by December 31, 2021 and the second 50% due by December 31, 2022. We did not defer any payroll taxes after December 31, 2020. In December 2021, we repaid $25.9 million of deferred payroll taxes. As of October 1, 2022, and January 1, 2022, we had remaining deferred payments of $25.5 million of social security taxes in total, which is recorded in the current portion of deferred payroll taxes in the accompanying interim unaudited consolidated balance sheet. We expect to repay the remaining $25.5 million of deferred social security payroll taxes in December 2022.
•
Medicare Advances: Certain of the home health and hospice companies we have acquired received advance payments from CMS in April 2020, pursuant to the expansion of the Accelerated Payments Program provided for in the CARES Act. These advances became repayable beginning one year from the date on which the accelerated advance was issued. The repayments occur via offsets by Medicare to current payments otherwise due from Medicare at a rate of 25% for the first eleven months. After the eleven months end, payments will be recouped at a rate of 50% for another six months, after which any remaining balance will become due. Gross advances received by acquired companies in April 2020 totaled $15.7 million. We began repaying the gross amount of the advances, via the offset mechanism described above, during the second quarter of fiscal year 2021, and had repaid all such advances as of July 2, 2022. We repaid $12.2 million of such advances in fiscal year 2021 and $3.5 million during the six-months ended July 2, 2022.
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

The Final Rule provides states with substantial flexibility in utilizing ARPA Relief Funds, including to support public health expenditures such as vaccination programs and testing, and PPE purchases, as well as providing premium pay for essential workers, including those in home-care settings, among many other things. States may not use ARPA Recovery Funds to fund tax cuts, fund budget deficits, or to support public employee pensions. During the nine months ended October 1, 2022 we received $5.5 million of ARPA Recovery Funds from various states, $5.0 million of which we recognized as revenue in our consolidated statements of operations, and $0.5 million of which was recognized in other current liabilities on our accompanying interim unaudited consolidated balance sheet at October 1, 2022. We may receive additional ARPA Recovery Funds in the future, however we cannot estimate the amount or timing of any future receipts. These funds are not subject to repayment, provided we are able to attest and comply with any terms and conditions of such funding, as applicable. If we are unable to attest to attest or comply with current or future terms and conditions, our ability to retain some or all of the ARPA Recovery Funds received may be impacted, which is unknown at this time.

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

Three-Month Period Ended October 1, 2022 Compared to the Three-Month Period Ended October 2, 2021

The following table summarizes our consolidated results of operations for the three-month periods indicated:

	For the three-month periods ended
(dollars in thousands)	October 1, 2022	% of Revenue	October 2, 2021	% of Revenue	Change	% Change
Revenue	$443,009	100.0%	$411,276	100.0%	$31,733	7.7%
Cost of revenue, excluding depreciation and amortization	308,426	69.6%	271,534	66.0%	36,892	13.6%
Gross margin	$134,583	30.4%	$139,742	34.0%	$(5,159)	-3.7%
Branch and regional administrative expenses	89,542	20.2%	76,370	18.6%	13,172	17.2%
Field contribution	$45,041	10.2%	$63,372	15.4%	$(18,331)	-28.9%
Corporate expenses	33,215	7.5%	37,873	9.2%	(4,658)	-12.3%
Depreciation and amortization	4,917	1.1%	5,145	1.3%	(228)	-4.4%
Acquisition-related costs	-	0.0%	2,007	0.5%	(2,007)	-100.0%
Other operating expense	2,122	0.5%	-	0.0%	2,122	-
Operating income	$4,787	1.1%	$18,347	4.5%	$(13,560)	-73.9%
Interest expense, net	(28,298)		(12,062)		(16,236)	134.6%
Loss on debt extinguishment	-		(4,784)		4,784	-100.0%
Other income (expense)	45,140		(511)		45,651	NM
Income tax benefit	2,669		1,100		1,569	142.6%
Net income	$24,298		$2,090		$22,208	NM

NM = A percentage calculation that is not meaningful due to a percentage change greater than 1000%.

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the three-month periods indicated:

	For the three-month periods ended
(dollars in thousands)	October 1, 2022	October 2, 2021	Change	% Change
Revenue	$443,009	$411,276	$31,733	7.7%
Cost of revenue, excluding depreciation and amortization	308,426	271,534	36,892	13.6%
Gross margin	$134,583	$139,742	$(5,159)	-3.7%
Gross margin percentage	30.4%	34.0%
Branch and regional administrative expenses	89,542	76,370	13,172	17.2%
Field contribution	$45,041	$63,372	$(18,331)	-28.9%
Field contribution margin	10.2%	15.4%
Corporate expenses	$33,215	$37,873	$(4,658)	-12.3%
As a percentage of revenue	7.5%	9.2%
Operating income	$4,787	$18,347	$(13,560)	-73.9%
As a percentage of revenue	1.1%	4.5%

The following tables summarize our key performance measures by segment for the three-month periods indicated:

	PDS
	For the three-month periods ended
(dollars and hours in thousands)	October 1, 2022	October 2, 2021	Change	% Change
Revenue	$355,620	$327,133	$28,487	8.7%
Cost of revenue, excluding depreciation and amortization	254,756	226,540	28,216	12.5%
Gross margin	$100,864	$100,593	$271	0.3%
Gross margin percentage	28.4%	30.7%		-2.3%	(4)
Hours	9,652	8,998	654	7.3%
Revenue rate	$36.84	$36.36	$0.48	1.4%	(1)
Cost of revenue rate	$26.39	$25.18	$1.21	5.2%	(2)
Spread rate	$10.45	$11.18	$(0.73)	-7.0%	(3)

	HHH
	For the three-month periods ended
(dollars and admissions/episodes in thousands)	October 1, 2022	October 2, 2021	Change	% Change
Revenue	$49,853	$47,000	$2,853	6.1%
Cost of revenue, excluding depreciation and amortization	32,968	24,130	8,838	36.6%
Gross margin	$16,885	$22,870	$(5,985)	-26.2%
Gross margin percentage	33.9%	48.7%		-14.8%	(4)
Home health total admissions (5)	11.3	11.6	(0.3)	-2.6%
Home health episodic admissions (6)	7.0	7.1	(0.1)	-1.4%
Home health total episodes (7)	11.4	10.5	0.9	8.6%
Home health revenue per completed episode (8)	$3,023	$2,894	$129	4.5%

	MS
	For the three-month periods ended
(dollars and UPS in thousands)	October 1, 2022	October 2, 2021	Change	% Change
Revenue	$37,536	$37,143	$393	1.1%
Cost of revenue, excluding depreciation and amortization	20,702	20,864	(162)	-0.8%
Gross margin	$16,834	$16,279	$555	3.4%
Gross margin percentage	44.8%	43.8%		1.0%	(4)
Unique patients served (“UPS”)	81	78	3	3.8%
Revenue rate	$463.41	$476.19	$(12.78)	-2.7%	(1)
Cost of revenue rate	$255.58	$267.49	$(11.91)	-4.6%	(2)
Spread rate	$207.83	$208.70	$(0.87)	-0.4%	(3)

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

Summary Operating Results

Operating Income

Operating income was $4.8 million, or 1.1% of revenue, for the three-month period ended October 1, 2022, as compared to operating income of $18.3 million, or 4.5% of revenue, for the three-month period ended October 2, 2021, a decrease of $13.6 million.

Operating income for the third quarter of 2022 was negatively impacted by a decrease of $18.3 million, or 28.9%, in Field contribution from the third quarter of 2021. The $18.3 million decrease in Field contribution resulted from a $31.7 million, or 7.7%, increase in consolidated revenue, offset by a 5.2% decrease in our Field contribution margin to 10.2% for the third quarter of 2022 from 15.4% for the third quarter of 2021. The primary drivers of our lower Field contribution margin quarter over quarter were a decrease in our gross margin percentage from 34.0% for the third quarter of 2021 to 30.4% for the third quarter of 2022 and a 1.6% increase in branch and regional administrative expenses as a percentage of revenue to 20.2% for the third quarter of 2022 from 18.6% for the third quarter of 2021.

Net Income

Net income was $24.3 million for the three months ended October 1, 2022 as compared to $2.1 million for the three months ended October 2, 2021. The $22.2 million increase was primarily driven by the following:

•
the previously discussed $13.6 million decrease in operating income; and
•
a $16.2 million increase in interest expense, net; offset by
•
the absence of a $4.8 million debt extinguishment charge incurred in the third quarter of 2021 related to the repayment of certain long-term debt obligations; and
•
a $45.7 million increase in other income over the prior year quarter driven by a $43.5 million increase in valuation gains on interest rate derivatives.

Revenue

Revenue was $443.0 million for the three-month period ended October 1, 2022 as compared to $411.3 million for the three-month period ended October 2, 2021, an increase of $31.7 million, or 7.7%. This increase resulted from the following segment activity:

•
a $28.5 million, or 8.7%, increase in PDS revenue;
•
a $2.9 million, or 6.1%, increase in HHH revenue; and
•
a $0.4 million, or 1.1%, increase in MS revenue.

The $28.5 million increase in PDS revenue for the three-month period ended October 1, 2022 was attributable to an increase in volume of 7.3% and an increase in revenue rate of 1.4%. The increase in PDS volume was attributable to the following items:

•
new volumes contributed by the Accredited acquisition in November 2021; net of
•
a volume decline in our PDS businesses due to continued challenges in the labor markets including both shortages in workforce and inflationary wage pressures constraining our ability to recruit and retain caregivers to meet existing patient demand.

The 1.4% increase in PDS revenue rate for the three-month period ended October 1, 2022, as compared to the three-month period ended October 2, 2021, resulted from reimbursement rate increases issued by various state Medicaid programs and managed Medicaid payers, partially offset by the growth in our unskilled business contributed by the Accredited acquisition in November 2021, which has lower revenue rates per hour than the comparable rates in the balance of our PDS businesses.

Our HHH segment revenue growth of $2.9 million, or 6.1%, for the three-month period ended October 1, 2022 resulted primarily from incremental volume contributed by the Comfort Care acquisition in December 2021, net of a decline in overall HHH volumes over the comparable quarterly periods. Revenue was also negatively impacted by an increase in implicit price concessions in connection with the transition from and implementation of legacy and new electronic medical record, billing and collection systems, as well as the reinstatement of Medicare sequestration, both of which reduced gross margin and gross margin percentage.

The 1.1% increase in MS segment revenue for the three-month period ended October 1, 2022, as compared to the three-month period ended October 2, 2021, was attributable to a 3.8% increase in volume, net of a 2.7% decrease in revenue rate. Volume increased through organic growth and expansion into new markets. The decrease in revenue rate was primarily attributable to payer rate decreases that became effective in September 2021.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $308.4 million for the three-month period ended October 1, 2022, as compared to $271.5 million for the three-month period ended October 2, 2021, an increase of $36.9 million, or 13.6%. This increase resulted from the following segment activity:

•
a $28.2 million, or 12.5%, increase in PDS cost of revenue;
•
a $8.8 million, or 36.6%, increase in HHH cost of revenue; offset by
•
a $0.2 million, or 0.8%, decrease in MS cost of revenue.

The 12.5% increase in PDS cost of revenue for the three-month period ended October 1, 2022 resulted from the previously described 7.3% increase in PDS volume, net of a 5.2% increase in PDS cost of revenue rate. The 5.2% increase in cost of revenue rate primarily resulted from higher caregiver labor costs including pass-through of reimbursement rate increases received by the Company, partially offset by the previously noted growth of our unskilled business contributed by the Accredited acquisition in November 2021, which has lower cost of revenue rates than the comparable rates in the balance of our PDS businesses.

The 36.6% increase in HHH cost of revenue for the three-month period ended October 1, 2022 was driven by the increased volumes contributed by the Comfort Care acquisition completed during December 2021, in addition to general wage pressures and higher overall salaried caregiver labor costs in relation to current volumes.

The 0.8% decrease in MS cost of revenue for the three-month period ended October 1, 2022 was driven by the previously described increase in MS volumes, offset by a 4.6% decrease in MS cost of revenue rate. The decrease in cost of revenue rate is primarily due to shifts in product mix.

Gross Margin and Gross Margin Percentage

Gross margin was $134.6 million, or 30.4% of revenue, for the three-month period ended October 1, 2022, as compared to $139.7 million, or 34.0% of revenue, for the three-month period ended October 2, 2021. Gross margin decreased $5.2 million, or 3.7%, over the comparable quarterly periods. The 3.6% decrease in gross margin percentage for the three-month period ended October 1, 2022 resulted from the combined changes in our revenue rates and cost of revenue rates in our PDS and MS segments, which we refer to as the change in our spread rate, and the change in gross margin percentage in our HHH segment, as follows:

•
a 7.0% decrease in PDS spread rate from $11.18 to $10.45;
•
a 0.4% decrease in MS spread rate from $208.70 to $207.83;
•
a 14.8% decrease in gross margin percentage in our HHH segment.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $89.5 million, or 20.2% of revenue, for the three-month period ended October 1, 2022, as compared to $76.4 million, or 18.6% of revenue, for the three-month period ended October 2, 2021, an increase of $13.2 million, or 17.2%.

The 17.2% increase in branch and regional administrative expenses exceeded revenue growth of 7.7% for the three-month period ended October 1, 2022, as compared to the three-month period ended October 2, 2021. The $13.2 million increase in branch and regional administrative expenses resulted from incremental branch and regional costs to support the Accredited and Comfort Care acquisitions. We also generally have maintained our existing field overhead structure in order to support the growth of our businesses upon improvements in the labor markets and patient volumes. Taken together, these factors resulted in the overall 1.6% increase in branch and regional administrative expenses as a percentage of revenue during the comparable quarterly periods.

During the three-month period ended October 1, 2022 we began restructuring our branch and regional administrative footprint to appropriately size our resources to current volumes. Branch and regional administrative expenses during the third quarter of 2022 include severance expenses related to headcount reductions and certain facility lease termination costs associated with the closure of certain office locations.

Field Contribution and Field Contribution Margin

Field contribution was $45.0 million, or 10.2% of revenue, for the three-month period ended October 1, 2022 as compared to $63.4 million, or 15.4% of revenue, for the three-month period ended October 2, 2021. Field contribution decreased $18.3 million, or 28.9%, for the three-month period ended October 1, 2022, as compared to the three-month period ended October 2, 2021. The 5.2% decrease in Field contribution margin for the three-month period ended October 1, 2022 resulted from the following:

•
a 3.6% decrease in gross margin percentage in the three-month period ended October 1, 2022, as compared to the three-month period ended October 2, 2021; and
•
a 1.6% increase in branch and regional administrative expenses as a percentage of revenue in the three-month period ended October 1, 2022, as compared to the three-month period ended October 2, 2021.

Field Contribution and Field Contribution Margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the three-month periods ended October 1, 2022 and October 2, 2021 were as follows:

	For the three-month periods ended
	October 1, 2022		October 2, 2021
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$443,009		$411,276
Corporate expense components:
Compensation and benefits	$15,274	3.4%	$15,989	3.9%
Non-cash share-based compensation	2,259	0.5%	3,355	0.8%
Professional services	8,576	1.9%	12,733	3.1%
Rent and facilities expense	3,362	0.8%	2,657	0.6%
Office and administrative	837	0.2%	616	0.1%
Other	2,907	0.7%	2,523	0.6%
Total corporate expenses	$33,215	7.5%	$37,873	9.2%

Corporate expenses were $33.2 million, or 7.5% of revenue, for the three-month period ended October 1, 2022, as compared to $37.9 million, or 9.2% of revenue, for the three-month period ended October 2, 2021. The $4.7 million, or 12.3%, decrease in corporate expenses resulted primarily from:

•
the absence of $7.0 million in debt modification expenses incurred in the third quarter of 2021 associated with the refinancing of our first lien term loans; offset by incremental costs associated with integration activities (included in the professional services line in the above table);
•
incremental compensation and benefits necessary to support the companies we acquired in the fourth quarter of 2021, net of lower incentive costs; and
•
lower non-cash share-based compensation costs.

Depreciation and Amortization

Depreciation and amortization was $4.9 million for the three-month period ended October 1, 2022, compared to $5.1 million for the three-month period ended October 2, 2021, a decrease of $0.2 million, or 4.4%.

Acquisition-related Costs

We did not incur acquisition-related costs during the three-month period ended October 1, 2022, while we incurred $2.0 million during the three-month period ended October 2, 2021 related to fourth quarter fiscal year 2021 acquisition activity.

Other Operating Expense

Other operating expenses were $2.1 million for the three months ended October 1, 2022 and were related to the impairment of licenses associated with a legacy billing and collection system. There were no such costs for the quarter ended October 2, 2021.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $28.3 million for the three-month period ended October 1, 2022, compared to $12.1 million for the three-month period ended October 2, 2021, an increase of $16.2 million or 134.6%. Over the course of fiscal year 2021, we made numerous changes to our debt structure and outstanding indebtedness, and interest rates have also been higher in 2022 compared to the prior year. Please see the Liquidity and Capital Resources section below for a detailed discussion of this activity, as well as a description of debt instruments outstanding as of October 1, 2022 and October 2, 2021.

Loss on Debt Extinguishment

Loss on debt extinguishment was $4.8 million for the three-month period ended October 2, 2021, resulting from the use of proceeds from our IPO to repay $407.0 million in aggregate debt. We did not incur such charges during the three-month period ended October 1, 2022.

Other Income (Expense)

Other income was $45.1 million for the three-month period ended October 1, 2022, compared to other expense of $0.5 million for the three-month period ended October 2, 2021, an increase of $45.7 million which was primarily attributable to a $43.5 million increase in non-cash valuation gains on interest rate derivatives and a decrease in net settlements incurred with swap counterparties. During the three month period ended October 1, 2022 we began receiving cash payments on a net basis from our swap counterparties. The significant valuation gains resulted from accelerated market expectations of future increases in interest rates during 2022. Details of other income included the following:

	For the three-month periods ended
(dollars in thousands)	October 1, 2022	October 2, 2021
Valuation gain to state interest rate derivatives at fair value	$44,845	$1,393
Net settlements incurred with swap counterparties	193	(1,959)
Other	102	55
Total other income (expense)	$45,140	$(511)

Income Taxes

We incurred an income tax benefit of $2.7 million for the three-month period ended October 1, 2022, as compared to income tax benefit of $1.1 million for the three-month period ended October 2, 2021. The increase in tax benefit was primarily driven by the changes in federal and state valuation allowances, changes in uncertain tax positions, and changes to federal and state current tax expense.

Nine Month Period Ended October 1, 2022 Compared to the Nine Month Period Ended October 2, 2021

The following table summarizes our consolidated results of operations for the nine-month periods indicated:

	For the nine-month periods ended
(dollars in thousands)	October 1, 2022	% of Revenue	October 2, 2021	% of Revenue	Change	% Change
Revenue	$1,336,498	100.0%	$1,264,548	100.0%	$71,950	5.7%
Cost of revenue, excluding depreciation and amortization	912,046	68.2%	846,534	66.9%	65,512	7.7%
Gross margin	$424,452	31.8%	$418,014	33.1%	$6,438	1.5%
Branch and regional administrative expenses	267,283	20.0%	223,462	17.7%	43,821	19.6%
Field contribution	$157,169	11.8%	$194,552	15.4%	$(37,383)	-19.2%
Corporate expenses	105,984	7.9%	97,673	7.7%	8,311	8.5%
Goodwill impairment	470,207	35.2%	-	0.0%	470,207	-
Depreciation and amortization	16,774	1.3%	15,163	1.2%	1,611	10.6%
Acquisition-related costs	69	0.0%	4,779	0.4%	(4,710)	-98.6%
Other operating expense	1,953	0.1%	-	0.0%	1,953	-
Operating (loss) income	$(437,818)	-32.8%	$76,937	6.1%	$(514,755)	-669.1%
Interest expense, net	(73,376)		(53,611)		(19,765)	36.9%
Loss on debt extinguishment	-		(13,702)		13,702	-100.0%
Other income (expense)	86,523		(1,088)		87,611	NM
Income tax benefit	416		612		(196)	-32.0%
Net (loss) income	$(424,255)		$9,148		$(433,403)	NM

NM = A percentage calculation that is not meaningful due to a percentage change greater than 1000%.

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the nine-month periods indicated:

	For the nine-month periods ended
(dollars in thousands)	October 1, 2022	October 2, 2021	Change	% Change
Revenue	$1,336,498	$1,264,548	$71,950	5.7%
Cost of revenue, excluding depreciation and amortization	912,046	846,534	65,512	7.7%
Gross margin	$424,452	$418,014	$6,438	1.5%
Gross margin percentage	31.8%	33.1%
Branch and regional administrative expenses	267,283	223,462	43,821	19.6%
Field contribution	$157,169	$194,552	$(37,383)	-19.2%
Field contribution margin	11.8%	15.4%
Corporate expenses	$105,984	$97,673	$8,311	8.5%
As a percentage of revenue	7.9%	7.7%
Operating (loss) income	$(437,818)	$76,937	$(514,755)	-669.1%
As a percentage of revenue	-32.8%	6.1%

The following tables summarize our key performance measures by segment for the nine-month periods indicated:

	PDS
	For the nine-month periods ended
(dollars and hours in thousands)	October 1, 2022	October 2, 2021	Change	% Change
Revenue	$1,053,835	$1,027,640	$26,195	2.5%
Cost of revenue, excluding depreciation and amortization	753,266	719,435	33,831	4.7%
Gross margin	$300,569	$308,205	$(7,636)	-2.5%
Gross margin percentage	28.5%	30.0%		-1.5%	(4)
Hours	28,868	28,828	40	0.1%
Revenue rate	$36.51	$35.65	$0.86	2.4%	(1)
Cost of revenue rate	$26.09	$24.96	$1.13	4.6%	(2)
Spread rate	$10.41	$10.69	$(0.28)	-2.6%	(3)

	HHH
	For the nine-month periods ended
(dollars and admissions/episodes in thousands)	October 1, 2022	October 2, 2021	Change	% Change
Revenue	$177,858	$128,589	$49,269	38.3%
Cost of revenue, excluding depreciation and amortization	98,933	67,224	31,709	47.2%
Gross margin	$78,925	$61,365	$17,560	28.6%
Gross margin percentage	44.4%	47.7%		-3.3%	(4)
Home health total admissions (5)	38.0	29.1	8.9	30.6%
Home health episodic admissions (6)	23.3	18.0	5.3	29.4%
Home health total episodes (7)	37.5	26.5	11.0	41.5%
Home health revenue per completed episode (8)	$2,978	$2,894	$84	2.9%

	MS
	For the nine-month periods ended
(dollars and UPS in thousands)	October 1, 2022	October 2, 2021	Change	% Change
Revenue	$104,805	$108,319	$(3,514)	-3.2%
Cost of revenue, excluding depreciation and amortization	59,847	59,875	(28)	0.0%
Gross margin	$44,958	$48,444	$(3,486)	-7.2%
Gross margin percentage	42.9%	44.7%		-1.8%	(4)
Unique patients served (“UPS”)	237	229	8	3.5%
Revenue rate	$442.22	$473.01	$(30.79)	-6.7%	(1)
Cost of revenue rate	$252.52	$261.46	$(8.94)	-3.5%	(2)
Spread rate	$189.70	$211.55	$(21.85)	-10.7%	(3)
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

Summary Operating Results

Operating (Loss) Income

Operating loss was $437.8 million for the nine-month period ended October 1, 2022, as compared to operating income of $76.9 million, or 6.1% of revenue, for the nine-month period ended October 2, 2021, a decrease of $514.8 million.

The operating loss for the first nine months of 2022 primarily resulted from a $470.2 million non-cash charge for goodwill impairment recorded in the second quarter of fiscal year 2022 and a decrease of $37.4 million, or 19.2%, in Field contribution as compared to the first nine months of 2021. The $37.4 million decrease in Field contribution resulted from a $72.0 million, or 5.7%, increase in consolidated revenue, offset by a 3.6% decrease in our Field contribution margin to 11.8% for the first nine months of 2022 from 15.4% for the first nine months of 2021. The primary drivers of our lower Field contribution margin over the comparable year to date period were decreases in our gross margin percentage from 33.1% to 31.8% and a 2.3% increase in branch and regional administrative expense as a percentage of revenue to 20.0% for the first nine months of 2022 from 17.7% for the first nine months of 2021.

Net (Loss) Income

The $433.4 million decrease in net income for the nine-month period ended October 1, 2022 from the nine-month period ended October 2, 2021, was primarily driven by the following:

•
the previously discussed $514.8 million decrease in operating income; offset by,
•
the absence of a $13.7 million loss on debt extinguishment incurred in the prior year's comparable nine-month period; and
•
an $87.6 million increase in other income over the comparable prior year period driven by a $83.4 million increase in valuation gains on interest rate derivatives.

Revenue

Revenue was $1,336.5 million for the nine-month period ended October 1, 2022 as compared to $1,264.5 million for the nine-month period ended October 2, 2021, an increase of $72.0 million or 5.7%. This increase resulted from the following segment activity:

•
a $26.2 million, or 2.5%, increase in PDS revenue;
•
a $49.3 million, or 38.3%, increase in HHH revenue; and
•
a $3.5 million, or 3.2%, decrease in MS revenue.

The $26.2 million increase in PDS revenue for the nine-month period ended October 1, 2022 was attributable to an increase in volume of 0.1%, and an increase in revenue rate of 2.4%. The increase in PDS volume was attributable to the following items:

•
new volumes contributed by the Accredited acquisition in December 2021; net of
•
a volume decline in our PDS businesses due to continued challenges in the labor markets including both shortages in workforce and inflationary wage pressures constraining our ability to recruit and retain caregivers to meet existing patient demand.

The 2.4% increase in PDS revenue rate for the nine-month period ended October 1, 2022, as compared to the nine-month period ended October 2, 2021, resulted from reimbursement rate increases issued by various state Medicaid programs and managed Medicaid payers, partially offset by the growth in our unskilled business contributed by the Accredited acquisition in November 2021, which has lower average revenue rates per hour than the comparable rates in the balance of our PDS businesses. In addition, we received $5.0 million of ARPA Recovery Funds from various states during the current fiscal year, which we recognized as revenue in our consolidated statements of operations.

Our HHH segment revenue growth of $49.3 million, or 38.3%, for the nine-month period ended October 1, 2022 resulted primarily from incremental volume contributed by our 2021 HHH Acquisitions completed during the second and fourth fiscal quarters of 2021; net of a decline in overall HHH volumes over the comparable periods. Revenue was also negatively impacted by an increase in implicit price concessions in connection with the transition from and implementation of legacy and new electronic medical record, billing and collection systems, as well as the reinstatement of Medicare sequestration.

The $3.5 million decrease in MS segment revenue for the nine-month period ended October 1, 2022, as compared to the nine-month period ended October 2, 2021, was attributable to a 6.7% decrease in revenue rate, net of a 3.5% increase in volume. The decrease in revenue rate was primarily attributable to payer rate decreases that became effective in September 2021 and the impact of certain product recalls on order fulfillment during the nine months ended October 1, 2022.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $912.0 million for the nine-month period ended October 1, 2022, as compared to $846.5 million for the nine-month period ended October 2, 2021, an increase of $65.5 million, or 7.7%. This increase resulted from the following segment activity:

•
a $33.8 million, or 4.7%, increase in PDS cost of revenue;
•
a $31.7 million, or 47.2%, increase in HHH cost of revenue; and
•
unchanged MS cost of revenue.

The 4.7% increase in PDS cost of revenue for the nine-month period ended October 1, 2022 resulted from the previously described 0.1% increase in PDS volume, net of a 4.6% increase in PDS cost of revenue rate. The 4.6% increase in cost of revenue rate primarily resulted from higher caregiver labor costs including pass-through of state reimbursement rate increases received by the Company, partially offset by the previously noted growth of our unskilled business contributed by the Accredited acquisition in November 2021, which has lower cost of revenue rates than the comparable rates in the balance of our PDS businesses.

The 47.2% increase in HHH cost of revenue for the nine-month period ended October 1, 2022 was driven by the increased volumes associated with the 2021 HHH Acquisitions completed during the second and fourth fiscal quarters of 2021, in addition to general wage pressures and higher overall salaried caregiver labor costs in relation to current volumes.

MS cost of revenue for the nine-month period ended October 1, 2022 was unchanged, driven by the previously described 3.5% growth in MS volumes during the first nine months of 2022, net of a 3.5% decrease in cost of revenue rate primarily due to lower order fulfillment per UPS and shifts in product mix.

Gross Margin and Gross Margin Percentage

Gross margin was $424.5 million, or 31.8% of revenue, for the nine-month period ended October 1, 2022, as compared to $418.0 million, or 33.1% of revenue, for the nine-month period ended October 2, 2021. Gross margin increased $6.4 million, or 1.5%, over the comparable nine-month periods. The 1.3% decrease in gross margin percentage for the nine-month period ended October 1, 2022 resulted from the combined changes in our revenue rates and cost of revenue rates in our PDS and MS segments, which we refer to as the change in our spread rate, and the change in gross margin percentage in our HHH segment, as follows:

•
a 2.6% decrease in PDS spread rate from $10.69 to $10.41;
•
a 10.7% decrease in MS spread rate from $211.55 to $189.70;
•
a 3.3% decrease in gross margin percentage in our HHH segment.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $267.3 million, or 20.0% of revenue, for the nine-month period ended October 1, 2022, as compared to $223.5 million, or 17.7% of revenue, for the nine-month period ended October 2, 2021, an increase of $43.8 million, or 19.6%.

The 19.6% increase in branch and regional administrative expenses exceeded revenue growth of 5.7% for the nine-month period ended October 1, 2022, as compared to the nine-month period ended October 2, 2021. The $43.8 million increase in branch and regional administrative expenses resulted from incremental branch and regional costs to support our 2021 HHH acquisitions and Accredited acquisition. We have generally have maintained our existing field overhead structure in order to support the growth of our businesses upon improvements in the labor markets and patient volumes. Taken together, these factors have resulted in the overall 2.3% increase in branch and regional administrative expenses as a percentage of revenue during the comparable nine-month periods.

Field Contribution and Field Contribution Margin

Field contribution was $157.2 million, or 11.8% of revenue, for the nine-month period ended October 1, 2022 as compared to $194.6 million, or 15.4% of revenue, for the nine-month period ended October 2, 2021. Field contribution decreased $37.4 million, or 19.2%, for the nine-month period ended October 1, 2022, as compared to the nine-month period ended October 2, 2021. The 3.6% decrease in Field contribution margin for the nine-month period ended October 1, 2022 resulted from the following:

•
a 1.3% decrease in gross margin percentage in the nine-month period ended October 1, 2022, as compared to the nine-month period ended October 2, 2021; and
•
a 2.3% increase in branch and regional administrative expenses as a percentage of revenue in the nine-month period ended October 1, 2022, as compared to the nine-month period ended October 2, 2021.

Field Contribution and Field Contribution Margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the nine-month periods ended October 1, 2022 and October 2, 2021 were as follows:

	For the nine-month periods ended
	October 1, 2022		October 2, 2021
(dollars in thousands)	Amount	% of Net Revenue	Amount	% of Net Revenue
Revenue	$1,336,498		$1,264,548
Corporate expense components:
Compensation and benefits	$49,070	3.7%	$47,462	3.8%
Non-cash share-based compensation	10,607	0.8%	8,180	0.6%
Professional services	25,310	1.9%	25,647	2.0%
Rent and facilities expense	9,869	0.7%	8,560	0.7%
Office and administrative	2,749	0.2%	2,167	0.2%
Other	8,379	0.6%	5,657	0.4%
Total corporate expenses	$105,984	7.9%	$97,673	7.7%

Corporate expenses were $106.0 million, or 7.9% of revenue, for the nine-month period ended October 1, 2022, as compared to $97.7 million, or 7.7% of revenue, for the nine-month period ended October 2, 2021. The $8.3 million, or 8.5%, increase in year over year corporate expenses resulted primarily from:

•
higher non-cash, share-based compensation expense primarily associated with the modification of performance vesting options in June 2021; issuance of management restricted stock units in December, 2021; and the Company's first annual issuance of long-term incentive awards in February, 2022. Please see Note 9 – Share-Based Compensation to the accompanying interim unaudited consolidated financial statements for further discussion of these items;
•
incremental compensation and benefits necessary to support a public company infrastructure as well as the integration process for the companies we acquire, net of lower incentive costs;
•
incremental professional services associated with integration activities, offset by the absence of $7.0 million of debt modification costs incurred in the prior year's comparable nine-month period; and
•
higher public company insurance costs and travel costs (included in Other in the above table).

Depreciation and Amortization

Depreciation and amortization was $16.8 million for the nine-month period ended October 1, 2022, compared to $15.2 million for the nine-month period ended October 2, 2021, an increase of $1.6 million, or 10.6%. The $1.6 million increase primarily resulted from incremental depreciation and amortization associated with assets acquired in connection with the 2021 HHH Acquisitions and acquisition of Accredited.

Goodwill Impairment

Goodwill impairment was $470.2 million for the nine-month period ended October 1, 2022. As a result of continued challenges in the labor markets, including both shortages in workforce and inflationary wage pressures which have not abated and which we expect to persist, we recorded a $470.2 million non-cash, goodwill impairment charge during the second quarter of fiscal year 2022. There was no goodwill impairment charge recorded in the comparative nine-month period ended October 2, 2021.

Acquisition-related Costs

Acquisition-related costs decreased to $0.1 million for the nine-month period ended October 1, 2022, from $4.8 million for the nine-month period ended October 2, 2021. Acquisition-related costs were higher in the first nine months of 2021 due to the Doctors Choice acquisition, which closed in April, 2021, and costs related to the fourth quarter fiscal year 2021 acquisitions.

Other Operating Expense

Other operating expenses were $2.0 million for the nine months ended October 1, 2022 and were primarily related to the impairment of licenses associated with a legacy billing and collection system. There were no such costs for the nine-month period ended October 2, 2021.

Interest Expense, net of Interest Income

Interest expense, net of interest income increased to $73.4 million for the nine-month period ended October 1, 2022, from $53.6 million for the nine-month period ended October 2, 2021. Over the course of fiscal year 2021, we made numerous changes to our debt structure and outstanding indebtedness, and interest rates have also been higher in 2022 compared to the prior year. Please see the Liquidity and Capital Resources section below for a detailed discussion of this activity, as well as a description of debt instruments outstanding as of October 1, 2022 and October 2, 2021.

Other Income (Expense)

Other income was $86.5 million for the nine-month period ended October 1, 2022, compared to $1.1 million other expense for the nine-month period ended October 2, 2021, an increase of $87.6 million which was primarily attributable to a $83.4 million increase in non-cash valuation gains on interest rate derivatives. The significant valuation gains resulted from accelerated market expectations of future increases in interest rates during the first nine months of 2022. Details of other income included the following:

	For the nine-month periods ended
(dollars in thousands)	October 1, 2022	October 2, 2021
Valuation gain (loss) to state interest rate derivatives at fair value	$89,634	$6,246
Net settlements incurred with swap counterparties	(3,568)	(7,498)
Other	457	164
Total other income (expense)	$86,523	$(1,088)

Income Taxes

We incurred income tax benefit of $0.4 million for the nine-month period ended October 1, 2022, as compared to income tax benefit of $0.6 million for the nine-month period ended October 2, 2021. The decrease in income tax benefit was primarily driven by the changes in federal and state valuation allowances, changes in uncertain tax positions, and changes to federal and state current tax expense.

Non-GAAP Financial Measures

In addition to our results of operations prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which we have discussed above, we also evaluate our financial performance using EBITDA, Adjusted EBITDA, Field contribution and Field contribution margin.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP financial measures and are not intended to replace financial performance measures determined in accordance with U.S. GAAP, such as net income (loss). Rather, we present EBITDA and Adjusted EBITDA as supplemental measures of our performance. We define EBITDA as net income (loss) before interest expense, net; income tax (expense) benefit; and depreciation and amortization. We define Adjusted EBITDA as EBITDA, adjusted for the impact of certain other items that are either non-recurring, infrequent, non-cash, unusual, or items deemed by management to not be indicative of the performance of our core operations, including impairments of goodwill, intangible assets, and other long-lived assets; non-cash, share-based compensation; sponsor fees; loss on extinguishment of debt; fees related to debt modifications; the effect of interest rate derivatives; acquisition-related and integration costs; legal costs and settlements associated with acquisition matters; COVID-19 related costs; restructuring costs; and other system transition costs, professional fees and other costs. As non-GAAP financial measures, our computations of EBITDA and Adjusted EBITDA may vary from similarly termed non-GAAP financial measures used by other companies, making comparisons with other companies on the basis of this measure impracticable.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods indicated:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income (loss)	$24,298	$2,090	$(424,255)	$9,148
Interest expense, net	28,298	12,062	73,376	53,611
Income tax benefit	(2,669)	(1,100)	(416)	(612)
Depreciation and amortization	4,917	5,145	16,774	15,163
EBITDA	54,844	18,197	(334,521)	77,310
Goodwill, intangible and other long-lived asset impairment	2,108	15	472,192	109
Non-cash share-based compensation	3,512	4,262	14,108	10,142
Sponsor fees (1)	-	-	-	808
Loss on extinguishment of debt	-	4,784	-	13,702
Bank fees related to debt modifications	-	7,178	-	7,178
Interest rate derivatives (2)	(45,038)	566	(86,066)	1,252
Acquisition-related costs (3)	-	2,007	69	4,779
Integration costs (4)	3,266	4,364	16,493	12,482
Legal costs and settlements associated with acquisition matters (5)	876	70	3,385	1,120
COVID-related costs, net of reimbursement (6)	-	2,009	5,087	4,329
Restructuring (7)	2,149	-	2,149	-
Other system transition costs, professional fees and other (8)	3,030	2,358	6,768	5,178
Total adjustments (9)	$(30,097)	$27,613	$434,185	$61,079
Adjusted EBITDA	$24,747	$45,810	$99,664	$138,389

(1)
Represents management fees previously payable to our sponsors under our Management Agreement as defined in Note 12 – Related Party Transactions within the notes accompanying our interim unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The Management Agreement terminated upon completion of our initial public offering.
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
(4)
Represents (i) costs associated with our Integration Management Office, which focuses on our integration efforts and transformational projects, of $0.6 million and $2.3 million for the three and nine-month periods ended October 1, 2022, respectively; and $0.9 million and $2.8 million for the three and nine-month periods ended October 2, 2021, respectively; and (ii) transitionary costs incurred to integrate acquired companies into our field and corporate operations of $2.7 million and $14.2 million for the three and nine-month periods ended October 1, 2022, respectively; and $3.5 million and $9.7 million for the three and nine-month periods ended October 2, 2021, respectively. Transitionary costs incurred to integrate acquired companies include IT consulting costs and related integration support costs; salary, severance and retention costs associated with duplicative acquired company personnel until such personnel are exited from the Company; accounting, legal and consulting costs; expenses and impairments related to the closure and consolidation of overlapping markets of acquired companies, including lease termination and relocation costs; costs associated with terminating legacy acquired company contracts and systems; and one-time costs associated with rebranding our acquired companies and locations to the Aveanna brand.
(5)
Represents legal and forensic costs, as well as settlements associated with resolving legal matters arising during or as a result of our acquisition-related activities. This primarily includes costs of $0.8 million and $3.1 million for the three and nine-month periods ended October 1, 2022, respectively; and $0.1 million and $1.1 million for the three and nine-month periods ended October 2, 2021, respectively, to comply with the U.S. Department of Justice, Antitrust Division’s grand jury subpoena related to nurse wages and hiring activities in certain of our markets, in connection with a terminated transaction.
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
(7)
Represents costs associated with restructuring our branch and regional administrative footprint during the three months ended October 1, 2022 in order to appropriately size our resources to current volumes, including (i) branch and regional salary and severance costs; and (ii) rent and lease termination costs associated with the closure of certain office locations.
(8)
Represents (i) costs associated with the implementation of, and transition to, new electronic medical record systems and billing and collection systems, duplicative system costs while such transformational projects are in-process, and other system transition costs of $2.2 million and $5.4 million for the three and nine-month periods ended October 1, 2022, respectively, and $1.2 million and $1.5 million for the three and nine-month periods ended October 2, 2021, respectively; (ii) professional fees associated with preparation for Sarbanes-Oxley compliance and advisory fees associated with preparation for and execution of our initial public equity offering, of $0.8 million and $1.5 million for the three and nine-month periods ended October 1, 2022, respectively; and $0.8 million and $4.3 million for the three and nine-month periods ended October 2, 2021, respectively; (iii) $(0.2) million of net gains on disposal of businesses during the nine-month period ended October 1, 2022 (there were no such gains or losses in any other period); (iv) costs associated with obtaining certificates of need of $0.1 million and $0.3 million in the three and nine-month periods ended October 1, 2022, respectively, (there were no such costs in the prior fiscal year periods); and (v) certain other costs or (income) that are either non-cash or non-core to the Company’s ongoing operations of $(0.1) million and $(0.2) million for the three and nine-month periods ended October 1, 2022, respectively; and $0.4 million and $(0.6) million for the three and nine-month periods ended October 2, 2021, respectively.
(9)
The table below reflects the increase or decrease, and aggregate impact, to the line items included on our consolidated statements of operations based upon the adjustments used in arriving at Adjusted EBITDA from EBITDA for the periods indicated:

	Impact to Adjusted EBITDA
	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenue	$-	$(3)	$-	$(153)
Cost of revenue, excluding depreciation and amortization	675	2,697	5,850	3,725
Branch and regional administrative expenses	3,947	1,381	7,512	3,340
Corporate expenses	8,299	16,234	35,117	34,597
Goodwill impairment	-	-	470,207	-
Acquisition-related costs	-	2,007	69	4,779
Other operating income	2,121	-	1,952	-
Loss on debt extinguishment	-	4,784	-	13,702
Other (income) expense	(45,139)	513	(86,522)	1,089
Total adjustments	$(30,097)	$27,613	$434,185	$61,079

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

The following table reconciles operating income to Field contribution and Field contribution margin for the periods indicated:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Operating income (loss)	$4,787	$18,347	$(437,818)	$76,937
Other operating expense	2,122	-	1,953	-
Acquisition-related costs	-	2,007	69	4,779
Depreciation and amortization	4,917	5,145	16,774	15,163
Goodwill impairment	-	-	470,207	-
Corporate expenses	33,215	37,873	105,984	97,673
Field contribution	$45,041	$63,372	$157,169	$194,552
Revenue	$443,009	$411,276	$1,336,498	$1,264,548
Field contribution margin	10.2%	15.4%	11.8%	15.4%

Liquidity and Capital Resources

Overview

Our principal sources of cash have historically been from cash provided by operating activities. Our principal source of liquidity in addition to cash provided by operating activities, or when we have used net cash in our operating activities, has historically been from proceeds from our credit facilities and issuances of common stock. In May, 2021 we raised net proceeds of $477.7 million from our initial public offering, after deducting underwriting discounts and commissions and inclusive of our underwriters’ partial exercise of their overallotment option. We used $407.0 million of these proceeds to repay certain first lien and second lien debt obligations with the balance used for acquisitions in 2021 and general corporate purposes. In November 2021, we entered into the Securitization Facility (as defined below under "Indebtedness"), which we also use as a source of liquidity for completing acquisitions and for working capital as needed. In August 2022, we drew $60.0 million under the Delayed Draw Term Loan Facility to replace cash on our balance sheet previously used to complete acquisitions in the fourth quarter of 2021.

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

As permitted by the CARES Act, we deferred payment of $46.8 million of payroll taxes to the Internal Revenue Service (“IRS”) in fiscal year 2020, which increased our net cash provided by operating activities and available cash on hand. Certain companies we acquired in 2020 and 2021 had also deferred payroll taxes of $4.6 million in aggregate in fiscal year 2020. We did not defer any payroll taxes after December 31, 2020. In December 2021, we used cash from operating activities to pay $25.9 million to the IRS, reducing our aggregate deferred payroll tax liabilities to $25.5 million as of October 1, 2022. This remaining balance must be paid to the IRS on or before December 31, 2022.

Certain of our acquired home health and hospice companies received advance payments from CMS in April 2020 pursuant to the CARES Act. Receipt of the advances did not increase our net cash provided by operating activities in 2020 as such amounts reduced the respective purchase prices of those acquired companies. Gross advances received by acquired companies totaled $15.7 million. We began repaying the gross amount of the advances during the second quarter of fiscal year 2021, and we had repaid all such advances as of October 1, 2022. We repaid $12.2 million of such advances in fiscal year 2021 and $3.5 million during the nine months ended October 1, 2022.

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

The following table provides a calculation of our Total Liquidity for the nine-month periods ended October 1, 2022 and October 2, 2021, respectively:

	For the nine-month periods ended
(dollars in thousands)	October 1, 2022	October 2, 2021
Securitization rollforward
Beginning securitization balance	$120,000	$-
Draws	40,000	-
Repayments	(20,000)	-
Ending securitization balance	140,000	-
Calculation of securitization availability
Maximum borrowing capacity	172,800	-
Less: outstanding securitization balance	140,000	-
End of period securitization availability	32,800	-
Revolving Credit Facility rollforward
Beginning Revolving Credit Facility balance	-	-
Draws	15,000	-
Repayments	(15,000)	-
Ending Revolving Credit Facility balance	-	-
Calculation of revolving credit facility availability
Revolving Credit Facility limit	200,000	200,000
Less: outstanding Revolving Credit Facility balance	-	-
Less: outstanding letters of credit	(17,565)	(19,817)
End of period Revolving Credit Facility availability	182,435	180,183
End of period cash balance	63,681	121,708
Total Liquidity, end of period	$278,916	$301,891

Cash Flow Activity

The following table sets forth a summary of our cash flows from operating, investing, and financing activities for the nine-month periods presented:

	For the nine-month periods ended
(dollars in thousands)	October 1, 2022	October 2, 2021
Net cash (used in) provided by operating activities	$(8,166)	$22,188
Net cash used in investing activities	$(22,092)	$(113,508)
Net cash provided by financing activities	$63,449	$75,683

Operating Activities

The primary sources and uses of our operating cash flow are operating income or operating losses, net of any goodwill impairments that we record, as well as any other significant non-cash items such as depreciation, amortization and share-based compensation, and cash paid for interest. The timing of collections of accounts receivable and the payment of accounts payable, other accrued liabilities and accrued payroll and employee benefits can also impact and cause fluctuations in our operating cash flow. Cash used by operating activities increased by $30.4 million during the nine-month period ended October 1, 2022 compared to the nine-month period ended October 2, 2021, primarily due to:

•
a decrease in operating income during the 2022 nine-month period as compared to the 2021 nine-month period, net of changes in significant non-cash items such as goodwill impairment, depreciation and amortization, and share-based compensation;
•
a net increase in cash paid for interest and cash paid to derivative counterparties from $54.7 million to $73.1 million during the comparable nine-month periods, net of:
•
the comparative provision of cash of $13.5 million related to the timing of payment of accounts payable and other accrued liabilities associated with significant payments made in the first nine months of 2021 to professional services vendors;
•
a reduction in the repayment of CMS advances of $5.3 million across the comparative nine-month periods; and
•
the comparative provision of cash of $5.4 million related to other working capital items across the comparative nine-month periods.

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

	October 2, 2021	January 1, 2022	April 2, 2022	July 2, 2022	October 1, 2022
Days Sales Outstanding	43.4	44.9	46.5	50.0	47.8

Investing Activities

Net cash used in investing activities was $22.1 million for the nine-month period ended October 1, 2022, as compared to $113.5 million for the nine-month period ended October 2, 2021. The primary drivers of the $91.4 million decrease in cash used during the comparable nine months were a decrease of $101.2 million of cash used for acquisitions, net of a $11.7 million premium paid for an interest rate cap in February, 2022.

Financing Activities

Net cash provided by financing activities decreased by $12.2 million, from $75.7 million net cash provided during the nine-month period ended October 2, 2021 to $63.4 million provided for the nine-month period ended October 1, 2022. The $63.4 million net cash provided for the first nine months of 2022 was primarily related to the following items:

•
$20.0 million in net borrowings under our Securitization Facility;
•
$60.0 million in borrowings under our Delayed Draw Term Loan; offset by
•
$14.1 million in principal payments on our term loans and notes payable.

The $75.7 million net cash provided by financing activities in the first nine months of 2021 was primarily related to the following items

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
•
payment of $13.1 million of debt issuance costs; and
•
payment of $5.5 million in deferred offering costs associated with the IPO.

Purchases of Property and Equipment (capital expenditures)

We manage our capital expenditures based upon a percentage of revenue. Our capital expenditures expressed as a percentage of revenue were as follows for the nine-month periods presented:

•
$8.8 million, or 0.7% of revenue for the nine-month period ended October 1, 2022; and
•
$10.3 million, or 0.8% of revenue for the nine-month period ended October 2, 2021.

Indebtedness

We typically incur term loan indebtedness to finance our acquisitions, and we borrow under our Securitization Facility and Revolving Credit Facility from time to time for working capital purposes, as well as to finance acquisitions, as needed. The following table presents our current and long-term obligations under our credit facilities as of October 1, 2022 and October 2, 2021, as well as related interest expense for the nine-month periods ended October 1, 2022 and October 2, 2021, respectively:

	Current and Long-term			Interest Expense
(dollars in thousands)	Obligations			For the nine-month periods ended
Instrument	October 1, 2022	October 2, 2021	Interest Rate	October 1, 2022	October 2, 2021
Initial First Lien Term Loan (1)	$-	$-	L + 4.25%	$-	$15,911
First Lien First Amendment Term Loan (1)	-	-	L + 5.50%	-	7,599
First Lien Fourth Amendment Term Loan (1)	-	-	L + 6.25%	-	5,749
Second Lien Term Loan (1)	-	-	L + 8.00%	-	7,252
2021 Extended Term Loan (2)	851,400	860,000	L + 3.75%	32,310	8,021
Delayed Draw Term Loan (2) (3)	59,850	-	L + 3.75%	5,927	354
Term Loan - Second Lien Term Loan (2)	415,000	-	L + 7.00%	25,388	-
Revolving Credit Facility (2)	-	-	L + 3.75%	716	-
Securitization Facility (4)	140,000	-	BSBY + 2.00%	3,389	-
Amortization of debt issuance costs	-	-		5,221	5,494
Other	-	-		794	3,413
Total Indebtedness	$1,466,250	$860,000		$73,745	$53,793
Weighted Average Interest Rate (5)	7.6%	5.8%
(1)
Variable rate debt instruments which accrue interest at a rate equal to the LIBOR rate (subject to a minimum of 1.00%), plus an applicable margin.
(2)
Variable rate debt instruments which accrue interest at a rate equal to the LIBOR rate (subject to a minimum of 0.50%), plus an applicable margin.
(3)
The Company incurs commitment fees in order to maintain the availability of the Delayed Draw Term Loan ("DDTL"). No amounts were outstanding on the DDTL at October 2, 2021 however the Company incurred commitment fees of $0.4 million during the nine-month period ended October 2, 2021. $59.9 million was drawn and outstanding under the DDTL at October 1, 2022. The Company incurred DDTL interest expense and commitment fees of $5.9 million for the nine-month period ended October 1, 2022.
(4)
Variable rate debt instrument that accrues interest at a rate equal to the Bloomberg Short-term Bank Yield Index (“BSBY”) plus an applicable margin.
(5)
Represents the weighted average annualized interest rate based upon the outstanding balances at October 1, 2022 and October 2, 2021, respectively, and the applicate interest rates at that date.

We were in compliance with all financial covenants and restrictions related to existing credit facilities at October 1, 2022.

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

For the 2021 Extended Term Loan and the Delayed Draw Term Loans, we can elect, at our option, the applicable interest rate for borrowings using a variable interest rate based on either LIBOR (subject to a minimum of 0.50%), prime or federal funds rate (“Annual Base Rate” or “ABR”) (subject to a minimum of 2.00%) for the interest period relevant to such borrowing, plus an applicable margin of 3.75% for loans accruing interest based on LIBOR and an applicable margin of 2.75% for loans accruing interest based on ABR, which are subject to certain adjustments as set forth in the First Lien Credit Agreement. Undrawn portions of the Delayed Draw Term Loan Facility incur a commitment fee of 50% of the LIBOR margin of 3.75% beginning 45 days after the amendment date, and the full LIBOR margin beginning 90 days after the amendment date. On August 9, 2022, we borrowed $60.0 million under the Delayed Draw Term Loan Facility to replace cash on our balance sheet previously used to complete acquisitions in the fourth quarter of fiscal year 2021.

On July 15, 2021, we also amended our interest rate swap agreements to extend the expiration dates to June 30, 2026 and reduce the fixed rate paid under the swaps. As amended, our swap rate decreased to 2.08% from 3.107%, with a reduction in the LIBOR floor under the swaps from 1.00% to 0.50%. The notional amount under the interest rate swaps remains at $520.0 million. We also entered into a three-year, $340.0 million notional interest rate cap agreement with a cap rate of 1.75% in July, 2021, which we sold in November 2021.

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

On August 9, 2022, we borrowed $60.0 million under the Delayed Draw Term Loan Facility to replace cash on our balance sheet previously used to complete acquisitions in the fourth quarter of fiscal year 2021. The remaining available amount of $140.0 million under the Delayed Draw Term Loans is available until July 15, 2023, subject to certain terms and conditions.

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

Contractual Obligations

Our contractual obligations consist primarily of long-term debt obligations, interest payments, operating and financing leases. These contractual obligations impact our short-term and long-term liquidity and capital needs. As of October 1, 2022, there were no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as described below.

During the period covered by this Quarterly Report, we identified a material weakness in the design and operation of information technology general controls (“ITGCs”) related to one of the revenue systems in the Private Duty Service segment that supports the processes related to the preparation of our consolidated financial statements. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they are adversely impacted by ineffective ITGCs. The material weakness did not result in any identified errors in our consolidated financial statements, and there were no errors identified in any of our previously reported financial results.

Management has developed a remediation plan to address this control deficiency, which involves implementation of a new revenue system and is planned for the first quarter of 2023.

Changes in Internal Control over Financial Reporting

Except for the material weakness identified above, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the three-month period ended October 1, 2022, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting, as described above, as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Aveanna Healthcare Holdings Inc.

Date: November 15, 2022	By:	/s/ Tony Strange
Tony Strange Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2022	By:	/s/ David Afshar
David Afshar
Chief Financial Officer (Principal Financial and Accounting Officer)