Form 10-K
period 2022-12-31
Aveanna Healthcare Holdings, Inc.
filed 2023-03-16
CIK 1832332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price as quoted by the Nasdaq Capital Market on July 2, 2022 (the last business day of the registrant's most recently completed second fiscal quarter) was $104.3 million. For purposes of this determination shares beneficially owned by executive officers, directors and ten percent stockholders have been excluded, which does not represent an admission by the registrant as to the affiliate status of such person.

As of March 8, 2023, the registrant had 185,859,165 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K. The 2023 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

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
•
the possibility that our business, financial condition and results of operations may be materially adversely affected by a resurgence of the COVID-19 pandemic or variants of the virus;
•
our ability to have services funded from third-party payers, including Medicare, Medicaid and private health insurance companies;
•
changes to Medicare or Medicaid rates or methods governing Medicare or Medicaid payments, and the implementation of alternative payment models, including but not limited to Medicare Advantage, Managed Care Organization, managed Medicaid, and other forms of managed care;
•
any downward pressure on reimbursement resulting from further proliferation of Medicare Advantage plans;
•
our limited ability to control reimbursement rates received for our services;
•
delays in collection or non-collection of our patient accounts receivable, particularly during the business integration process, or when transitioning between systems associated with clinical data collection and submission, as well as billing and collection systems;
•
healthcare reform and other regulations;
•
changes in the case-mix of our patients, as well as payer mix and payment methodologies;
•
any reduction in net reimbursement if we do not effectively implement value-based care programs;
•
our ability to attract and retain experienced employees and management personnel, and including both shortages in workforce and inflationary wage pressures;
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

Additionally, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Considering these risks, uncertainties and

ii

assumptions, the forward-looking statements contained in this Annual Report on Form 10-K might not prove to be accurate and you should not place undue reliance upon them or otherwise rely upon them as predictions of future events. All forward-looking statements made by us in this Annual Report on Form 10-K are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date made, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA.

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
•
Referral source relationships. If we are unable to maintain relationships with existing patient referral sources, our business and financial condition, results of operations and cash flows could be materially adversely affected;
•
COVID-19. Our business, financial condition and results of operations may be materially adversely affected by a resurgence of the COVID-19 pandemic;
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
•
Collections. Delays in collection or non-collection of our patient accounts receivable, or recoupment of payments previously received, particularly during the business integration process, or during system transitions, or in connection with complying with electronic visit verification (“EVV”) data collection and submission requirements, could adversely affect our business, financial position, results of operations and liquidity;
•
Patient mix. Changes in the case-mix of our patients, as well as payer mix and payment methodologies, may have a material adverse effect on our profitability;
•
Payer contracting. Our failure to negotiate favorable managed care contracts, or our loss of existing favorable managed care contracts, could have a material adverse effect on our business and financial condition, results of operations and cash flows;
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

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “Aveanna”, the “Company”, “we”, “our”, and “us” refer to Aveanna Healthcare Holdings Inc., including its consolidated subsidiaries.

Overview

We are a leading, diversified home care platform focused on providing care to medically complex, high-cost patient populations. We directly address the most pressing challenges facing the U.S. healthcare system by providing safe, high-quality care in the home, a lower cost care setting preferred by patients. Our patient-centered care delivery platform is designed to improve the quality of care our patients receive, which allows them to remain in their homes and minimizes the overutilization of high-cost care settings such as hospitals or skilled nursing facilities. Our clinical model is led by our caregivers, who provide a range of specialized clinical care and non-clinical services to address the complex needs of each patient we serve across the full range of patient populations: newborns, children, adults and seniors. We have invested significantly in our platform to bring together best-in-class talent at all levels of the organization and support such talent with industry leading training, clinical programs, infrastructure and technology-enabled systems, which are increasingly essential in an evolving healthcare industry. We believe our platform creates sustainable competitive advantages that support our ability to continue driving rapid growth, both organically and through acquisitions, and positions us as the partner of choice for the patients we serve.

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

Private Duty Services

Private Duty Services predominantly includes private duty nursing (“PDN”) services, as well as pediatric therapy services. Our PDN patients typically enter our service as children, as our most significant referral sources for new patients are children’s hospitals. It is common for our PDN patients to continue to receive our services into adulthood, as approximately 30% of our PDN patients are over the age of 18.

Private Duty Nursing

We are one of the largest providers of PDN services in the United States. We provide a range of services for medically complex children and young adults with a wide variety of serious illnesses and conditions, including chronic respiratory failure requiring tracheostomy and/or mechanical ventilation, cerebral palsy, cystic fibrosis, congenital anomalies, failure to thrive and anoxic brain injuries. Our caregivers, a majority of whom are registered nurses and licensed practical nurses, monitor an individual’s condition, administer medications and treatment regimens, provide enteral and other forms of tube feeding, monitor and maintain ventilators, administer pain management treatments and coordinate other forms of medical care. The length of service for a patient under our care can be three or more years until the patient graduates from the need for a feeding tube, ventilator or tracheostomy. This affords us the distinct ability to improve outcomes and control costs. However, many of our highest acuity patients remain on our services for ten or more years. Our PDN services typically last four to 24 hours a day. Our services are provided by our nursing staff up to 24 hours a day, seven days a week, with multiple nurses dedicated to our highest need patients.

Our services typically commence upon a patient’s discharge from the newborn intensive care unit or pediatric intensive care unit. While we focus primarily on pediatric PDN services, we continue to provide PDN services to our patients as they mature into adulthood. The majority of adult PDN patients have aged out of eligibility for pediatric PDN through Medicaid and are eligible for Medicaid waiver programs to continue to receive PDN services.

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

Non-Clinical Services

We administer payer authorized respite care (a form of non-medical personal care) and related services primarily to patients with intellectual and developmental disabilities or special needs. In the non-clinical business, the family primarily recruits and supervises the care provider. We oversee the administration of payroll taxes, provide cardiopulmonary resuscitation training and/or first aid certification and U.S. Department of Justice clearance for the care provider. Our non-clinical business has had highly stable reimbursement historically allowing for durable, profitable growth. While our non-medical caregivers generally earn at or above the minimum wage, this has not historically been a source of risk to our margins, as our non-clinical reimbursement rates generally have mechanisms to adjust commensurate with state and local changes in applicable minimum wages.

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

Payers

•
We are a trusted frontline caregiver with close relationships with our payer partners, giving Aveanna the ability to deliver faster discharges into the home or allow patients to remain in the home as opposed to an acute care setting.
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

Our Platform

We believe the platform we have built is truly differentiated in our ability to serve our stakeholders and grow rapidly in a range of home care end markets. Key elements of our platform include:

Our Team

Our team is the driving force that has enabled us to build an industry leading home care platform. People at all levels on our team have worked together over several decades and bring a wealth of experience in home health at industry leading companies. The passion our team brings for delivering exceptional, patient-centered care supports our ability to attract, recruit and retain strong, operationally minded national and regional operators who are essential to executing on our local market strategy. In turn, we are better able to recruit and train passionate frontline caregivers to provide exceptional care to our patients. We believe the team we have built is the most essential element of our platform.

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

Our Systems, Processes and Technology

We have a corporate infrastructure with robust systems and processes in place designed to drive efficiency and support our future growth. We have invested significantly in our infrastructure and technology. Our frontline caregivers leverage our technology-enabled solutions, such as our tablet-based care management tools that we deploy into patient homes to enhance data collection and the efficiency and quality of the caregiver experience, and our automated tools for patient scheduling, which seek to ensure appropriately trained nurses are scheduled for our most clinically complex patients. Our technology infrastructure includes cloud-based solutions that enable essential functions of our business to run more efficiently, including, from front to back: (i) Internet Collaborative Information Management Systems ("iCIMS") for sourcing, recruiting and onboarding; (ii) CellTrak EVV technology, as well as internally developed Aveanna Hope Devices with mobile connectivity installed in patient homes to capture care reporting; (iii) Netsmart myUnity, Homecare Homebase, and Brightree Cloud electronic medical records workflows for managing our specialized PDN, adult home health, and MS clinical workflows, respectively, (iv) GLS, Homecare Homebase and Brightree for revenue cycle management, and (v) Workday for core enterprise resource planning workflows around financial management, payroll and HR.

Our Acquisition Team and Integration Management Office (IMO)

We have a proven team of six people dedicated to sourcing, evaluating and executing on all aspects of our merger and acquisition strategy, as well as transformational initiatives. Our IMO team has extensive integration experience, with both private duty services and home health businesses, as well as deep functional experience in operations, consulting, finance, IT and administrative roles. We complement our internal team with a core group of third-party advisors with whom we have worked for decades. The experience and discipline the collective team brings to our acquisition strategy enables us to pursue and integrate multiple acquisitions simultaneously without disruption to our business or that of a target. We believe this is a truly differentiated capability relative to our home health peers.

Part of the success of our merger and acquisition strategy is attributable to our proven playbook for bringing acquisitions and merger partners onto our platform infrastructure, identifying and quickly capturing significant synergies to the overall enterprise and minimizing the risk of disruption to our underlying business. Our IMO is a key differentiator in this respect. Our IMO team consists of functional experts exclusively dedicated not only to integrating acquisitions quickly and efficiently, as well as overseeing transformational initiatives, such as systems conversions and implementations, material cost reduction and restructuring projects, among other things. Importantly, the IMO team begins developing a tailored integration plan for each acquisition we make early in the merger and acquisition process, in parallel with our due diligence and prior to signing. This enables the IMO to launch an integration plan expeditiously once an acquisition is signed and maintain that momentum through and after closing. The IMO team coordinates seamlessly with our executive leadership through a steering committee-led governance structure that provides strategic direction and oversight for each acquisition. Our IMO team oversees the integration of essential functional areas, including clinical operations, IT, revenue cycle, human resources, compliance and finance, in partnership with our business teams. The team leverages technology to develop and measure progress against each integration plan. Significant emphasis is placed on clear, early and ongoing communication and rolling out the Aveanna culture to our newly acquired companies.

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

Acquirer of Choice with Proven Ability to Integrate Acquisitions and Realize Synergies

Our scaled, national platform in otherwise highly fragmented markets positions us as a clear acquirer of choice for smaller providers seeking to partner with a leading platform. Since our Formation, we have completed and integrated sixteen acquisitions. Our IMO team has developed a proven playbook over long merger and acquisition careers to lead the quick and synergistic integration of our acquisitions. We derive synergies from a host of areas including staffing optimization, technology integration, cross-selling, reduction of overhead, rationalizing overlapping markets and other operational efficiencies that are supported by the differentiated investments we have made in our platform.

Scale Advantages Result in a Network Effect, Accelerating Growth

Our scale enables a virtuous cycle of network effects and competitive advantages to our business. First, our local market density creates a network effect where more nurses and higher quality of care translate into the ability to staff cases quickly and find the right match, which in turn, drives more referrals and higher branch profit. This creates a virtuous cycle of scale advantage where higher volumes for Aveanna enable more platform reinvestment, more capital for acquisitions and de novo expansions, and greater payer and referral preference, further driving volumes. These platform investments in turn allow us to develop and maintain advantaged capabilities, technology and infrastructure that create more value for our customers and reinforce our advantages vs. competitors. In particular, we believe that (1) our larger nursing panel and one stop shop service offering translate into higher referent satisfaction levels, higher win rates and more case volumes, (2) our advantaged nurse recruiting, training and staffing capability translate into higher case fill rates and a higher quality of care, (3) our large and sophisticated sales team translates into higher rates of referent penetration in local hospitals, (4) our robust experience with managing payer relations gives us the ability to have conversations with our Managed Care partners to create value-based care arrangements, (5) our stronger set of regional management leaders translates into better execution, and (6) our investments in technology drive efficiency and quality. These scale advantages reinforce our local market share and competitive advantage at every step.

Our Growth Strategy

Increase Volumes within Our Existing Footprint

We expect to continue to gain share in our existing local markets through our “virtuous cycle” strategy, leveraging our highly regarded brand, service breadth, nurse recruiting and go-to-market capabilities to win a higher share of cases each year, expand our number of referral sources and grow our payer partnerships to deliver value in our services. A core component of this growth strategy is educating referral sources about the differentiated benefits and high-quality outcomes of our services, which result in a higher fill rate and lower rate of readmissions versus competitors. We believe we can further accelerate our growth through new workforce recruiting and training initiatives that will expand our capacity to grow and through de novo branch growth initiatives to grow our geographic coverage within existing markets. In addition, we intend to gain market share through investments in strong local branch leaders and technology infrastructure to enable digital and remote workforce training and onboarding.

Further Expand Into Adult Home Health and Hospice Care

We intend to further enhance our position as an end-to-end platform for private duty services and adult home health and hospice services through continued organic and inorganic expansion into the adult home health market. Our management estimates that the adult home health and hospice markets represent a $74 billion market opportunity that remains highly fragmented, with the largest participants only generating low single digit market shares. Against this industry backdrop, we intend to grow in two ways. First, we aim to acquire regional leadership positions through a mix of scale and tuck-in acquisitions, leveraging an attractive and in-place pipeline. Second, we expect to launch a number of de novo adult home health and hospice branches around newly acquired branches as well as our existing home care footprint, leveraging our platform across 33 states and the 129 Medicare licenses we already have in existing PDN, home health, and hospice locations. In some instances, we have the option to utilize these licenses to open up a new Medicare home health branch or stand up Medicare home health services out of an existing PDN branch which provides a further opportunity for growth.

Expand Private Duty Services Presence Through Acquisitions and De Novo Expansions

We are the logical consolidator in a highly fragmented private duty services industry given our strong market position, leading brand, capitalization and integration capabilities. We maintain discipline in our approach to valuation and have consistently realized our deal-related growth and operational objectives. We have historically targeted two types of acquisitions: tuck-in and expansion. Our tuck-in acquisitions are smaller in scale, highly synergistic and are meant to drive further density in existing markets, with integration time generally measured in weeks. Our expansion targets are larger in scale and are meant to diversify our geographic footprint while gaining immediate scale and density in new markets, with integration time of one to two months. In our existing and new markets, we can augment our growth by opening up new agencies to further drive local market density and relevance to all constituents.

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

Leverage Our Scale and Capabilities to Drive Value-Based Care Arrangements in Partnership with our MCO Payer Partners

We believe that value-based care is the future of home health and have worked to equip ourselves to lead the transition. We believe that Aveanna is uniquely well-positioned to benefit from a shift towards value-based care by virtue of our scale. This allows us to care for a meaningful share of our payer partners’ eligible population, and the substantial investments we have made in our clinical training program, compliance protocols and technology infrastructure, which allow us to provide consistently high-quality care along with patient data and reporting directly from the home. We therefore see Aveanna as a natural “partner of choice” for payers as the industry moves towards value-based care arrangements. We see this transition as a way to improve our future revenue and profitability as we provide value to our partners and we share in savings we can generate for the healthcare system over the long term while also delivering improved patient outcomes.

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

The majority of the Company’s PDN patients are covered by either Medicaid fee-for service (“FFS”) or Medicaid MCOs. State legislatures or responsible state agencies determine Medicaid FFS reimbursement rates for PDN services. In states where traditional FFS Medicaid is the primary payer source for PDN services, there is no rate negotiation; providers simply must accept the rate offered by the state Medicaid system or choose not to accept Medicaid patients and/or be reimbursed by the state Medicaid system. In states that outsource some or all of the Medicaid administration to managed care, MCOs receive a per-member-per-month capitation payment from the state, and then contract for reimbursement rates with each provider of services within the state. Contracts between MCOs and PDN providers generally express reimbursement rates as a percentage of the state’s FFS rate and those rates are negotiated between the

MCO and the provider, with the rates largely based on state guidance and typically within a range of the applicable Medicaid rate. The Company views contract negotiations – including rates, billing, and collections – holistically. When determining whether to enter into or continue a contract with an MCO or commercial payer, the Company considers whether the rate and other contract terms offered are generally acceptable based on commercial billing and collection practices and also allow the Company to appropriately attract and retain caregivers at a market rate. Though the reimbursement rate is important, other contract terms are also important to the Company, including timeliness of payment by the payer, the appeals process for challenging denied claims, and the claims format and submission process. These “non-rate” terms are typically equally as important to the Company as the base reimbursement rate.

Changes to our reimbursement tend to mirror wage inflation, supporting historically stable gross margins. The majority of our caregivers earn well above minimum wage and are not impacted by minimum wage increases.

Private Duty Services Reimbursement

The primary payers for the private duty services we deliver are state-based Medicaid programs and MCOs. Although traditional Medicaid eligibility is often determined by income or assets, private duty services patients typically qualify for Medicaid regardless of their family’s income because of their medical conditions. A federal law established in 1967, a component of which covers Early Periodic Screening, Diagnostic, and Treatment (“EPSDT”), requires that state Medicaid programs and Medicaid MCOs cover medically necessary services for children under 21. Many of the private duty services we provide, including PDN, personal care services and physical, occupational and speech therapy, are all explicitly included under the EPSDT benefit. In addition to the federal mandate for coverage of these services, we believe our reimbursement is significantly more stable than other government reimbursed services because private duty nursing patients (many of whom are children with complex medical diagnosis) represent a medically fragile population supported by strong, active advocacy groups, and therefore funding for our services typically receives broad bi-partisan support in state legislatures and Congress. Moreover, state spending on private duty nursing is a small portion of total state Medicaid expenditures, and the home is widely recognized by payers as the lower cost alternative to inpatient care settings. As a result, funding for our services is unlikely to be targeted as a source of savings for states seeking to alleviate budget pressure.

Medicaid policy is determined at a state level across each of the states in which we offer these services, providing stability as compared to Medicare reimbursement, which is determined at the federal level. Each state also has the ability to determine whether to administer benefits through a statewide fee-for-service program or through MCOs as noted above, which provide the Company additional payer diversity. The trend across many states has been to slowly transition children with complex medical conditions from traditional FFS to MCOs for many of the private duty services that we provide. Today, the majority of states in which we provide PDS have already transitioned to MCOs. Changes in utilization and reimbursement from the shift to managed care have historically been minimal, with reimbursement for MCO and state Medicaid programs largely at parity. Furthermore, we believe that there is an opportunity for us to capture additional volume from the shift to managed care as MCOs prefer to partner with scale providers like Aveanna who deliver a broad range of services with consistently high-quality care and can demonstrate appropriate cost savings for MCOs by avoiding unplanned hospitalizations.

Commercial insurance payers also comprise a small portion of our reimbursement for private duty services. However, commercial benefits coverage is typically limited by monetary spend or visit utilization caps, and when services are no longer covered (or are minimally covered), patients often are able to access services through Medicaid.

In our non-clinical business, a significant percentage of our caregivers earn at or near minimum wage. However, this has not historically been a source of risk to our margins, as our reimbursement rates generally have mechanisms that adjust commensurate with local or state changes in applicable minimum wage requirements.

Adult Home Health & Hospice Reimbursement

Our adult home health and hospice services are primarily reimbursed by Medicare and Medicare Advantage plans. The Medicare home health benefit is available to patients who need care following discharge from a hospital, as well as patients who suffer from chronic conditions that require intermittent skilled care. While the services received do not need to be rehabilitative or of a finite duration, patients must have a skilled need and meet the definition of homebound as set by CMS. Patients who require full-time skilled nursing for an extended period of time generally do not qualify for Medicare home health benefits. As a condition of coverage under Medicare, beneficiaries must: (1) be homebound, meaning they are unable to leave their home without a considerable and taxing effort; (2) require intermittent skilled nursing, physical therapy or speech therapy services that are covered by Medicare; and (3) receive treatment under a plan of care that is established and periodically reviewed by a physician. Qualifying patients also may receive reimbursement for occupational therapy, medical social services, and home health aide services if these additional services are part of a plan of care prescribed by a physician.

We submit all home health Medicare claims through Medicare Administrative Contractors for the federal government. Medicare Administrative Contractors are private health care insurers that have been awarded a geographic jurisdiction to process Medicare Part A and Part B (A/B) medical claims or durable medical equipment claims for Medicare fee-for-service beneficiaries.

Final payments may reflect base payment adjustments for case-mix and geographic wage differences and 2% sequestration reduction for episodes that began after March 31, 2013. In addition, final adjustments may reflect one of four retroactive adjustments to ensure the adequacy and effectiveness of the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than a threshold required to justify a full episodic payment; (c) a partial payment if the patient transferred to another provider or transferred from another provider before completing the episode; or (d) a Notice of Admission ("NOA") penalty if Medicare was not notified of a patient admission within five days of the start of care. Because such adjustments are determined upon the completion date of the episode, retroactive adjustments could impact our financial results. The base payment rate for Medicare home nursing was $2,031.64 per 30-day episode for the year ended December 31, 2022. The base payment rate does not take into consideration the 2% sequestration payment reduction mandated by the Budget Control Act of 2011.

Home health payment rates are updated annually by the home health market basket percentage as adjusted by Congress. The U.S. Department of Health and Human Services (“HHS”), Centers for Medicare & Medicaid Services (“CMS”) establishes the home health market basket index, which measures inflation in the prices of an appropriate mix of goods and services included in home health services.

The Medicare hospice benefit covers a broad set of palliative services for beneficiaries who have a life expectancy of six months or less, as determined by their physicians. Medicare pays hospices a daily rate for each day a beneficiary is enrolled in the hospice benefit. Each day of hospice benefit, a level of care is assigned based on one of four case types: routine home care, continuous home care, inpatient respite care and general inpatient care. For Medicare’s 2022 fiscal year, the base per diem hospice payment rate for each service were: $203.40 for each of the first 60 days of routine home care and $160.74 for every day thereafter; $1,462.52 for continuous home care; $473.75 for inpatient respite care; and $1,068.28 for general inpatient care. These payments are reduced by 2% for hospices that do not report specified quality data to CMS.

Competition

Competitive Position

Private Duty Services (PDS)

The PDS services industry in which Aveanna operates is highly competitive and fragmented. PDS providers range from facility-based agencies, such as day health centers, live in facilities and government agencies, to independent homecare companies. Our PDS competitors may be not-for-profit organizations or for-profit organizations. There are relatively few barriers to entry in some of the home health services markets in which Aveanna operates. In addition to several multistate privately held companies, Aveanna’s primary competitors for its home health business are hospital-based home health agencies and local home health agencies, both for profit and not-for-profit. Aveanna competes with other home health providers on the basis of availability of caregivers, quality and expertise of services and the value of services. Aveanna believes that it has a favorable competitive position, attributable mainly to the consistently high quality and targeted services it has historically provided to its patients, as well as to its screening and evaluation procedures and training programs for clinical associates who provide direct care to patients.

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

Aveanna’s Medicare MS business line could be impacted by the future Durable Medical Equipment, Prosthetics, Orthotics and Supplies (“DMEPOS”) competitive bid award. The DMEPOS program provides Medicare reimbursement to suppliers of medical items, including, among such other things, enteral nutrition products and oxygen, for Medicare beneficiaries. The DMEPOS Competitive Bidding Program was mandated by Congress through the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The statute requires that Medicare replace the current fee schedule payment methodology for selected DMEPOS items with a competitive bid process. Under the program, a competition among suppliers who operate in a particular competitive bidding area (“CBA”) is conducted. Suppliers are required to submit a bid for selected products. On March 7, 2019, CMS announced plans to consolidate the CBAs included in the Round 2 Recompete and Round 1 2017 DMEPOS Competitive Bidding Program into a single round of competition named Round 2021. Round 2021 contracts became effective on January 1, 2021, and extend through December 31, 2023. The list of supplies included in Round 2021 includes, among other items, MS products such as enteral nutrition products and oxygen. On April 10, 2020, CMS announced that due to the COVID-19 pandemic, it removed the non-invasive ventilators product category from the Round 2021 DMEPOS Competitive Bidding Program. On October 27, 2020, CMS announced that it would not award competitive bid contracts in 13 of the 15 remaining product categories due to a failure to achieve expected savings, and that Round 2021 contract awards would only be made for off-the-shelf (OTS) knee and back braces. Revenue derived from OTS knee and back braces, if any, is immaterial to Aveanna. While Aveanna cannot predict the outcome of the DMEPOS Competitive Bidding Program on its MS business in the future, nor the Medicare payment rates that will be in effect in future years for the items subjected to competitive bidding, the program may materially adversely affect its financial condition and results of operations.

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

Source and Availability of Personnel

To maximize the cost effectiveness and productivity of clinical associates, Aveanna utilizes customized processes and procedures that have been developed and refined over the years. We use personalized matching techniques to recruit and select applicants who fit individual patients’ needs through initial applicant profiles, personal interviews, skill evaluations and reference checks. Aveanna utilizes a best in class iCIMS recruiting and applicant tracking platform in the sourcing, hiring, and onboarding of new personnel.

We recruit our clinical associates through a variety of sources, such as advertising in local and national media, job fairs, solicitations on websites, direct mail and telephone solicitations and referrals obtained directly from clients and other caregivers. Clinical associates are paid per visit, per hour, per diem, or are employed on a full-time salaried basis. Currently, we are experiencing a shortage of licensed clinicians, which has impacted our industry in general. See “Risk Factors—Risks Related to our Business and Industry”. The home health and hospice industries have historically experienced shortages in qualified clinicians and management personnel. These shortages increase competition for qualified candidates across the entire healthcare industry and may increase our labor costs and reduce profitability.

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

In every state where required, our home health and hospice agencies possess a license and/or CON or POA issued by the state health authority that determines the local service area for the home health and hospice agencies. State health authorities in certain states and the District of Columbia require a CON or its equivalent in order to establish and operate a home health agency or hospice care center. We operate home health agencies and/or provide hospice services in the following CON states: Alabama, Georgia, North Carolina, South Carolina, Tennessee and Washington.

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

CMS has adopted alternative sanction enforcement options which allow CMS to (i) impose temporary management, direct plans of correction or direct training and (ii) impose payment suspensions and civil monetary penalties in each case on providers out of compliance with the COPs. In addition, CMS engages or has engaged a number of third-party audit contractors to conduct an additional documentation request (known as an “ADR,” a request for a provider’s medical record documentation to review specific claims), and other third-party firms, including Recovery Audit Contractors, Program Safeguard Contractors, Zone Program Integrity Contractors, Uniform Program Integrity Contractors, Targeted Probe and Educate, Supplemental Medical Review Contractors and Medicaid Integrity Contractors, to conduct extensive reviews of claims data and state and federal government healthcare program laws and regulations applicable to healthcare providers. These audits evaluate the appropriateness of billings submitted for payment. In addition to identifying overpayments, audit contractors can refer suspected violations of law to government enforcement authorities.

If we fail to comply with applicable laws and regulations, we could be subjected to liabilities, including criminal penalties, civil penalties (including the loss of our licenses to operate one or more of our businesses) and exclusion of a service or facility, or Aveanna as a whole, from participation in the Medicare, Medicaid and other federal and state healthcare programs. If any of our services or facilities were to lose its accreditation or otherwise lose its certification under the Medicare and Medicaid programs, the service or facility, or Aveanna as a whole, may be unable to receive reimbursement from the Medicare and Medicaid programs and other payers. We believe our facilities and services are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may become necessary for us to make changes in our services, facilities, equipment and personnel in the future, which could have a material adverse impact on operations.

Accreditations

The Community Health Accreditation Program (the “CHAP”) and Accreditation Commission for Health Care (the “ACHC”) are nationwide commissions that establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of healthcare organizations. Currently, CHAP and ACHC accreditation of home health, home care, hospice and our AMS division is voluntary. However, some managed care organizations use CHAP and ACHC accreditation as a credentialing standard for regional and state contracts. Aveanna has renewed its three year contract with CHAP and ACHC and has had a corporate survey. All locations are accredited and will undergo surveys over the next three years. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.

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

On November 20, 2020, CMS issued a final rule modernizing and clarifying the Stark Law regulations. This final rule was an attempt by CMS to reduce the unnecessary regulatory burdens on physicians and other healthcare providers while reinforcing the Stark Law’s goal of protecting patients from unnecessary services and being steered to lower quality or more expensive services because of a physician’s financial self-interest. The final rule created new exceptions to the Stark Law for value-based care arrangements by permitting physicians and other healthcare providers to design and enter into value-based care arrangements. Additionally, the final rule modified existing exceptions governing compensation provided to a physician by another healthcare provider by providing new guidance on how to determine fair market value.

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

The American Recovery and Economic Reinvestment Act of 2009 (“ARRA”) increased the amount of civil monetary penalties that can be imposed for violations of HIPAA, and the amounts are updated annually for inflation. For 2023, penalties for HIPAA violations can range from $127 to $1.919 million per violation with a maximum fine of $1.919 million for identical violations during a calendar year. ARRA also authorized State Attorneys General to bring civil enforcement actions under HIPAA, and attorney generals are actively engaged in enforcement. These penalties could be in addition to other penalties assessed by a state for a breach which would be considered reportable under the state’s data breach notification laws.

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

Health care providers, including Home Health Agencies ("HHAs") and hospices, are also subject to a growing number of requirements intended to promote the interoperability and exchange of patient health information. On April 5, 2021, for example, health care providers and certain other entities became subject to information blocking restrictions pursuant to the 21st Century Cures Act that prohibit practices that may interfere with the access, exchange, or use of electronic health information, except as required by law or specified by HHS as a reasonable and necessary activity. Violations may result in penalties of up to $1 million per violation and/or other disincentives.

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

The federal government has used the FCA to cover Medicare, Medicaid and other governmental program fraud in areas such as violations of the federal Anti-Kickback Statute or the Stark Laws, coding errors, billing for services not provided and submitting false cost reports. The FCA has also been used to bring suit against people or entities that bill services at a higher reimbursement rate than is allowed and that bill for care that is not medically necessary. In addition to government enforcement, the FCA authorizes private citizens to bring qui tam or “whistleblower” lawsuits, greatly extending the number of actions under the FCA. The per-claim penalty range is between $13,508 and $27,018 (last updated 2023).

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

Governmental Review, Audits and Investigations

The HHS, CMS, Department of Justice (“DOJ”) and other federal and state agencies continue to impose intensive enforcement policies and conduct random and directed audits, reviews, and investigations designed to ensure compliance with applicable healthcare program participation and payment laws and regulations. As a result, we are routinely the subject of such audits, reviews, and investigations.

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

On May 31, 2018, CMS issued a notice indicating its intention to re-launch a home health agency PCR demonstration project. Now called the Review Choice Demonstration for Home Health Services (“RCD”), the revised demonstration gave home health agencies in the demonstration states 3 options: PCR of all claims, post-payment review of all claims, or minimal post-payment review with a 25% payment reduction for all home health services. Under the PCR and post-payment review options, provider claims are reviewed for every episode of care until the appropriate claim approval rate (90% based on a minimum of 10 pre-claim requests or claims submitted) is reached. Further, once the appropriate claim approval rate is reached, a provider can elect to opt-out of claim reviews except for a spot check of 5% of its claims to ensure continued compliance. The demonstration initially applies to home health agency providers in Florida, Illinois, North Carolina, Ohio and Texas, with the option to expand after 5 years to other states in the Medicare Administrative Contractor Jurisdiction M (Palmetto). On October 21, 2019, CMS announced that it would reschedule the next phase of its RCD to allow agencies time to transition to the Patient-Driven Groupings Model (“PDGM”). CMS announced that RCD implementation would resume on March 2, 2020 in Texas, followed by demonstrations in North Carolina and Florida on May 4, 2020. The choice selection period began on January 15, 2020 and ended on February 13, 2020 for home health agencies located in Texas. Following the close of the choice selection period, the demonstration was expected to begin in Texas on March 2, 2020, and all periods of care starting on or after this date would be subject to the requirements of the choice selected. However, on March 30, 2020, CMS announced a pause of certain claims processing requirements for the RCD in Illinois, Ohio, and Texas until the Public Health Emergency (“PHE”) for the COVID-19 pandemic has ended. In addition, CMS announced that the demonstration would not begin in North Carolina and Florida on May 4, 2020, as previously scheduled. On July 7, 2020, CMS announced that CMS would discontinue exercising enforcement discretion RCD, beginning on August 3, 2020, regardless of the status of the PHE. CMS announced that the initial choice selection period would begin in North Carolina and Florida on August 3, 2020 and end on August 17, 2020, and that the choice selection period for Ohio’s second review cycle would also begin August 3, 2020 and end on August 17, 2020. On December 22, 2020, CMS delayed the initial choice selection period for Florida and North Carolina and announced that selection period would begin in Florida and North Carolina on March 31, 2021. CMS further delayed the initial choice selection period for Florida and North Carolina and began full implementation of RCD on September 1, 2021 for Florida and North Carolina. On April 1, 2022, CMS implemented the 25% payment reduction in North Carolina and Florida where applicable for providers who selected minimal post-payment review.

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

CMS ended the HHVBP demonstration on December 31, 2021. Effective January 1, 2023, the Expanded HHVBP model will be effective in all 50 states. Under this new model, CMS will use 2022 for all home health agencies that were certified prior to January 1, 2022 as the baseline year for performance, with 2023 as the first year for performance measurement. The first payment adjustment will begin January 1, 2025, based on 2023 performance data. Bonuses and penalties will begin in 2023 with the maximum of plus or minus 5%.

Home Health Payment Reform

On February 9, 2018, Congress passed the Bipartisan Budget Act of 2018 (“BBA of 2018”), which funded government operations, set two-year government spending limits and enacted a variety of healthcare related policies. Specific to home health, the BBA of 2018 provided for a targeted extension of the home health rural add-on payment, a reduction of the 2020 market basket update, modification of eligibility documentation requirements and reform to the Home Health Prospective Payment Systems (“HHPPS”). The HHPPS reform included the following parameters: for home health units of service beginning on January 1, 2020, a 30-day payment system will apply; the transition to the 30-day payment system must be budget neutral; and CMS must conduct at least one Technical Expert Panel during 2018, prior to any notice and comment rulemaking process, related to the design of any new case-mix adjustment model.

The final home health agency regulations introduced by CMS (CMS-1689-FC) updated the Medicare HHPPS and finalized the implementation of an alternative case-mix adjustment methodology, PDGM, that became effective on January 1, 2020. The PDGM adjusted payments to home health agencies providing home health services under Medicare Fee-For-Service based on patient characteristics for 30-day periods of care and also eliminated the use of therapy visits in the determination of payments. While the changes were to be implemented in a budget neutral manner to the industry, the ultimate impact will vary by provider based on factors including patient mix and admission source. Additionally, CMS made assumptions about behavioral changes which were finalized in the 2020 Final Rule released on October 31, 2019 (CMS-1711-FC). CMS assumed that home health agencies will change their documentation and coding practices and will put the highest paying diagnosis code as the principal diagnosis code in order to have a 30-day period be placed into a higher-paying clinical group. Initially, CMS proposed an 8.1% reduction in the base payment rate for a 30-day period of care to ensure overall budget neutrality in Medicare home health spending in 2020. In the 2021 Final Rule, CMS increased the base payment by 1.9%. Notably, CMS is required by the law to analyze data for CYs 2020-2026, retrospectively, to determine the impact of the difference between assumed and actual behavior changes and to make any such payment changes as are necessary to offset or supplement the adjustments based on anticipated behavior. Additionally, in an effort to eliminate fraud risks, CMS phased out RAPs for 2020 and fully eliminated RAPs for calendar year 2021. Beginning January 1, 2022, home health providers were required to submit a Notice of Admission (“NOA”) within five calendar days of the first 30-day period.

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

Quality Improvement and Regulatory Services

Aveanna performs quality improvement and regulatory services. The Company has set forth a quality platform that reviews:

•
Performance improvement audits;
•
CHAP standards;

•
ACHC standards;
•
State and regulatory surveys;
•
Publicly reported quality data; and
•
Patient perception of care.

As part of our ongoing quality control, internal auditing, and monitoring programs, we conduct internal clinical, quality, and compliance audits at our branch locations. If a location does not achieve a satisfactory rating, we require that it prepare and implement a plan of correction. We then follow-up to verify that all deficiencies identified in the initial audit and survey have been corrected.

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

The purpose of our compliance and ethics program is to promote and foster compliance with applicable legal and regulatory requirements, the requirements of the Medicare and Medicaid programs and other government healthcare programs, industry standards, our Code of Conduct, and our other policies and procedures that support and enhance overall compliance within our Company. Our compliance program focuses on regulations related to the federal False Claims Act, the Stark Law, the federal Anti-Kickback Statute, fraud, waste and abuse, privacy, billing, and overall adherence to healthcare regulations.

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
•
monthly verification that current and potential employees are not classified as an excluded individual who is prohibited from participation in any federal healthcare program, such as Medicare or Medicaid;
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

All employees are required to report incidents, issues or other concerns that they believe in good faith may be in violation of our Code of Conduct, our policies and procedures, applicable legal and regulatory requirements or the requirements of the Medicare and Medicaid programs and other government healthcare programs. We maintain a strong stance against retaliation against any employee that submits in good faith report of a concern to our compliance department.

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

We maintain a compliance hotline for all employees and have stringent compliance reporting on an annual basis. Our branch and nurse managers are held personally accountable for our compliance culture, and their incentive compensation is tied to a balanced scorecard that includes clinical quality as a key performance indicator. In addition, we continue to make significant investments in training for nurses and have increased the emphasis on clinical, training and compliance since the Formation. The Company has developed a national nurse training program that is widely sought after as an educational investment by nurses. Our investments in compliance and training have resulted in a very strong track record of patient safety, with an average of less than one patient safety-related injury per 1,900,000 hours of service provided from 2018 to date. We also have demonstrated a low hospital readmission rate, enjoy strong satisfaction scores in patient surveys and benefit from a strong reputation with referral sources.

Human Capital

As of December 31, 2022, we employed approximately 3,700 full-time support staff personnel with the remainder of our 30,000 employees employed on a part-time, temporary, per-diem or full-time basis. All of our employees, with the exception of certain executives with employment agreements, work with us on an at-will basis and none are union members or subject to any collective bargaining agreements. Our employee engagement survey data, together with other key indicators that we monitor, demonstrate that we enjoy good relationships with our employees. Our human capital resources objectives center around employee engagement, fostering our culture, and leadership development. We maintain and grow our team utilizing proven practices and technologies that help us identify, hire, incentivize and retain our existing employees. We also employ an equity incentive plan to attract, retain, motivate, and reward certain employees and directors through the issuance of equity-based incentive compensation awards, provide for employee participation in our employee stock purchase plan on a discounted basis, as well as cash-based performance bonuses.

Talent Acquisition, Retention and Development

Our strategy is to lead the market by attracting and hiring caregivers with a candidate-focused and technology driven recruiting experience. Our nationwide recruiting model is customized to localized workforces and seeks to attract the best clinicians with our powerful mission, unique opportunities to provide one-on-one care in the home with flexible schedules, and 24/7 clinical support and electronic charting. We leverage extensive recruiting and employee data to identify, attract, and engage a skilled and diverse talent pool to assist us in the management, development and retention of our valuable workforce.

Our Diversity, Equity & Inclusion (“DEI”) Vision

Aveanna is a company where all employees of various cultures, walks of life, and abilities are valued and each has an equal opportunity for growth and success; thereby increasing organizational capacity to achieve our mission of revolutionizing the way home care is delivered - one patient at a time - while preserving and cultivating our culture of corporate and social responsibility.

Our DEI Mission

Our DEI mission is to attract and sustain a diverse and inclusive workforce by recruiting, hiring, developing, retaining and promoting high-performing individuals who work collaboratively with one another to achieve our vision as defined by our core values.

Our DEI Strategic Initiative

We understand that the most effective business strategies require vision and long-term commitment. The same is true of our long-term DEI Strategic Initiative. Our DEI Strategic Initiative recognizes and seeks to maximize the benefit of our clients, patients, employees and other stakeholders who are of diverse backgrounds, cultures, socioeconomic levels, customs, abilities, and more.

Our DEI Strategic Initiative focuses on:

•
Developing sustainable diversity, equity and inclusion programs;
•
Developing and retaining diverse talent;
•
Promoting the use of diverse business at the local office level;
•
Recruiting diverse talent; and
•
Enhancing and creating pipeline opportunities.

Each of these goals is supported by strategies and action steps designed to bring awareness to unconscious bias and drive diversity and inclusion through an intersectional lens. We have successfully incorporated DEI initiatives into our policies and practices, education and training and leadership focus, including:

DEI Leadership Team. Our DEI Leadership Team is composed of diverse, cross-functional leaders, and members of our executive team, including our Vice President of Diversity, Equity and Inclusion. This team provides strategic oversight, support, guidance, sponsorship and thought-leadership in developing and deploying our DEI Strategic Initiative.

Annual DEI Leadership Summit. We have convened senior department leaders for critical discussions about our DEI Strategic Initiative, accomplishment of goals, enterprise feedback and assessments, as well as focused discussions on activating the values of the organization.

DEI Committee. Our DEI Committee is composed of diverse members from our various business units who are passionate about helping us continue to develop a more inclusive workplace. The DEI Committee has been designed as a core group to propose ideas and develop programming to support a sense of belonging and community in collaboration with our DEI Leadership Team and through our growing Employee Resource Groups (“ERGs”).

Annual Enterprise-Wide Inclusion Sensitivity Training. We have implemented programming, education and training on diversity, inclusion, and belonging. This training focuses on intentional inclusion, intersectionality and personal awareness to further support an inclusive, equitable workforce. Our goal for these training programs is to ensure all employees and stakeholders feel valued and supported.

Cultural Assessment/Employee Engagement Surveys. We utilize a robust cultural assessment (employee engagement) tool to track our progress in creating a more diverse, equitable and inclusive workplace over time and identify new opportunities in this space.

Employee Resource Groups. We have expanded our ERGs in an effort to foster an inclusive workplace and thereby increase employee engagement and cultivate a sense of connection and belonging. We currently have seven ERGs:

•
Pride Employee Resource Group;
•
Black Employee Resource Group;
•
Disability, Chronic Illness and Mental Health Employee Resource Group;
•
Woman Employee Resource Group;
•
Latinx Employee Resource Group;
•
Asian American and Pacific Islanders Employee Resource Group; and
•
Veterans Employee Resource Group.

Pipeline Work. Through the work of our people services team and other collaborative partners, we are optimizing engagement, professional and business development with the advancement of existing diverse talent at both the corporate and provider levels. This effort promotes a focus on creating a pipeline within the industry of diverse talent by creating awareness of the benefits of building diverse teams and tools in support of this effort.

Supplier Diversity Program. We are working to create and share our desired goal of engaging diverse suppliers of goods and services at the local office level.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, are made available, free of charge, on our investors page of our website at www.aveanna.com, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC.

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

Our business, financial condition and results of operations may be materially adversely affected by a resurgence of the COVID-19 pandemic.

The COVID-19 pandemic has adversely impacted economic activity and conditions worldwide, including workforces, liquidity, capital markets, consumer behavior, supply chains and macroeconomic conditions. The surge in COVID-19 cases in 2021 attributable to the Delta and Omicron variants, as well as the effect of vaccine mandates, placed significant pressure on caregiver recruitment and retention. This reduced the number of available caregivers to provide services to our patients thereby reducing organic patient volumes in 2021 as compared to 2020. The surge in COVID-19 cases also increased costs associated with securing and retaining available caregivers, including significant hiring and retention incentives in the fourth quarter of fiscal year 2021. While the direct effects of the pandemic on our business have significantly lessened since the first quarter of fiscal year 2022 as a result of declining infection rates and the normalization of living with COVID-19 following the increase in accessibility to COVID-19 vaccines and antiviral treatments, there is no guarantee that we will be able to attract and retain qualified caregivers in quantities to meet existing demand for our services and return our organic patient volumes to pre-pandemic levels.

The PHE associated with COVID-19 is currently set to expire on May 11, 2023. The extent to which a future COVID-19 outbreak could impact our business and operating results in the future depends on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and variants of the virus and the actions to contain or treat their impact, as well as the impact of any new federal, state and local mandates or other regulations associated with COVID-19. The impacts of any future resurgence of the COVID-19 pandemic on our results of operations may include: decreased demand for our services; lower volumes of our services provided, including due to lack of availability of caregivers in the workforce; interruptions in the provision of our services, including due to the interruption of the operations of our referral sources; increased costs of services in order to attract and retain qualified caregivers; increased costs necessary to comply with federal, state and local mandates and other regulations associated with COVID-19; civil monetary penalties from CMS if we are unable to comply with the IFR (defined below) requiring COVID-19 vaccinations; lower reimbursement rates due to any negative impacts of the pending PHE expiration on state Medicaid budgets as enhanced Federal matching funds for the Medicaid program begin to sunset; lower patient volumes resulting from any negative impacts of reinstatement of the redetermination process for Medicaid eligibility on April 1, 2023; and a reduction in our liquidity position, which may limit our ability to service our indebtedness and our future ability to incur additional indebtedness or financing. All of these possibilities could in the future have a material and adverse impact on our business, results of operations and financial condition.

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

On November 5, 2021, the Occupational Safety and Health Administration (“OSHA”) issued the COVID-19 Vaccination and Testing Emergency Temporary Standard (“ETS”) implementing certain workplace safety elements related to COVID-19 vaccination and/or testing requirements for all employers with 100 or more employees. On November 6, 2021, the United States Fifth Circuit Court of Appeals granted a nationwide stay of OSHA’s ETS. On December 17, 2021, the United States Sixth Circuit Court of Appeals, which had been chosen by lottery to review multi-district litigation concerning the ETS, dissolved the Fifth Circuit’s injunction, allowing OSHA to proceed with implementing the ETS. On January 13, 2022, the Supreme Court of the United States (the “Supreme Court”) issued a ruling which ordered that the ETS be stayed pending the disposition of appeal pending before the Sixth Circuit and any future appeals. In light of the Supreme Court’s ruling, on January 25, 2022, OSHA withdrew the ETS as an enforceable emergency temporary standard, effective January 26, 2022. Notwithstanding the withdrawal of the ETS, OSHA continues to strongly encourage the vaccination of workers against continuing dangers posed by COVID-19 in the workplace and OSHA continues to inspect employer worksites for COVID-19 safety under the agency’s current standards, including the COVID-19 National Emphasis Program, which targets high-risk industries (to include home care services), as well as housekeeping and respiratory standards, and the Occupational Safety and Health Act’s general duty clause. Moreover, although OSHA is withdrawing the vaccination and testing ETS as an enforceable emergency temporary standard, OSHA has not withdrawn that ETS as a proposed rule and has prioritized resources to finalize a permanent COVID-19 healthcare standard.

Furthermore, on November 4, 2021, CMS issued an interim final rule (“IFR”) requiring COVID-19 vaccinations for workers in most health care settings covered by applicable “Conditions of Participation,” including home health and hospice facilities, that participate in Medicare and Medicaid programs. The IFR was effective as of November 5, 2021. Under the IFR, all covered healthcare workers and related support staff must be fully vaccinated by February 28, 2022. The vaccination requirement applies to all eligible staff working at a facility that participates in Medicare and Medicaid programs, regardless of clinical responsibility or patient care, including staff who work in offsite locations, such as homes, clinics or administrative offices. The requirement does not apply to individuals who provide services 100% remotely and have no direct contact with patients and other staff. The IFR requires health care providers to establish a process or policy to ensure covered staff, except for those individuals who are granted a religious or medical exemption, are fully vaccinated over two phases. Following numerous legal challenges to the IFR, on January 13, 2021, the Supreme Court allowed the IFR to go into effect by staying injunctions preventing its enforcement. On October 26, 2022, CMS issued guidance and survey procedures for all healthcare provider types (including home health agencies and hospices) related to assessing and maintaining compliance with the staff vaccination regulatory requirements identified in the IFR.

These federal and state mandates, as well additional restrictions imposed by hospital systems or other referrers, could increase the challenges of maintaining and growing our number of employees across all functions and will create operational burdens necessary to track vaccination status and enforce weekly COVID-19 testing of non-vaccinated employees for the remaining jurisdictions with testing requirements. These vaccination mandates could lead to additional employee turnover, including turnover caused by employees moving to companies with service lines that are not covered by the IFR. If we are unable to continue to attract and retain employees at our current level, we could be required to increase employee compensation in an effort to prevent understaffing of our operations. An increase in our expenses or in the number of employee vacancies could materially and adversely affect our growth and profitability. The IFR also conflicts with various state laws and mandates prohibiting COVID-19 vaccination mandates. The IFR requirements place the Company in the position of either violating federal regulations or applicable state laws, which could result in state agency fines and licensure revocation for possible non-compliance with state vaccine mandate prohibitions, which could have a material and adverse effect on our results of operations.

The cost of healthcare is funded substantially by government and private insurance programs. If such funding is reduced or limited or no longer available, our business may be adversely impacted.

Third-party payers including Medicare, Medicaid and private health insurance payers provide substantially all funding for our home health and hospice services, and we cannot control reimbursement rates. During the past several years, third-party healthcare payers in the adult home care and hospice space, such as federal and state governments, insurance companies and employers, have undertaken cost containment initiatives. As part of the efforts, such payers increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk relating to paying for care provided, often in exchange for exclusive or preferred participation in their benefit plans. We expect efforts to impose greater discounts and more stringent cost controls by government and other third-party payers to continue, thereby reducing the payments we receive for our services. For example, the Medicaid Integrity Program is increasing the scrutiny placed on Medicaid payments and could result in recoupments of alleged overpayments. CMS conducts similar audits on Medicare payments which may also result in recoupments of alleged overpayments. These payer audits are conducted by CMS contractors, many of whom are incentivized based upon the dollar value of said recoupments, specifically Recovery Audit Contractor (RAC) and Supplemental Medical Review Contractor (SMRC) audits. While most audits are conducted on a post payment basis, including RAC, ZPIC, UPIC, and SMRC audits, CMS also performs Targeted Probe and Educate (TPE) audits on all home health and hospice providers to help reduce provider billing errors and educate providers on appropriate billing practices. These audits occasionally result in recoupment of Medicare reimbursement. Similarly, private third-party payers may be successful in negotiating reduced reimbursement schedules for our services. Fixed fee schedules, capitation payment arrangements, exclusion from participation in or inability to reach agreements with private insurance organizations or government funded programs, reduction or elimination of payments or an increase in the payments at a rate that is less than the increase in our costs, or other factors affecting payments for healthcare services over which we have no control could have a material adverse effect on our business, prospects, results of operations and financial condition. Further, we cannot assure you that our services will be considered cost-effective by third-party payers, that reimbursement will continue to be available, or that changes to third-party payer reimbursement policies will not have a material adverse effect on our ability to sell our services on a profitable basis, if at all.

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

In June 2019, CMS implemented the Review Choice Demonstration ("RCD") Project for home health providers who submit claims to Palmetto GBA Medicare Administrative Contractor, specifically home health providers in Illinois, Ohio, Texas, North Carolina, and Florida. On September 1, 2021, CMS mandated participation for North Carolina and Florida providers. The Demonstration Project runs in six-month cycles until July 31, 2024, and is intended to reduce the number of Medicare appeals, and improve provider compliance with Medicare program requirements. Upon initiation of RCD or Cycle 1, HHAs had three initial choices; pre-claim review of 100% of claims; post-payment review; or minimal post-payment review with a 25% payment reduction. HHAs must have met a 90% target full provisional affirmation rate based on a minimum 10 requests/claims submitted to have successfully completed Cycle 1. For those HHAs who met the target affirmation rate and demonstrated compliance with certain Medicare rules, an additional review option of 5% Spot Check Review was available to choose for subsequent Cycles 2-6. Our home health business in the states of Florida and North Carolina are subject to the requirements of the RCD Project. These states recently finished Cycle 4 of the six total cycles with Cycle 5 expected to begin on or about May 1, 2023. If we do not comply with the requirements of the RCD Project we are at risk for significant advance payment or post-payment reviews and our reimbursement from the Medicare program could be delayed or reduced, thereby adversely impacting our results of operations, net income and cash flows. Additionally, states participating in the RCD Project are excluded from certain other CMS Audits referenced above.

The Consolidated Appropriations Act passed by Congress at the end of 2022 (also referred to as the “Omnibus Budget Bill”) contained several provisions that could impact our business. As to budget enforcement rules previously enacted by Congress, Section 1001 of the Omnibus Budget Bill waives Statutory Pay-As-You-Go (S-PAYGO) for two years through December 31, 2024. The S-PAYGO 4% mandatory sequestration of Medicare benefit payments that previously would have become effective on January 1, 2023 has now been delayed until January 1, 2025. Additionally, Section 4163 of the Omnibus Budget Bill extended the current Budget Control Act (BCA) mandatory sequestration of 2% of Medicare benefits through the first six (6) months of 2032 and revised the sequestration percentages for fiscal years 2030 through 2032 to 2%.

On October 31, 2022, CMS issued the Calendar Year (“CY”) 2023 Home Health Prospective Payment System Rate Update and Home Infusion Therapy Services Payment Update Final Rule which became effective on January 1, 2023. Key provisions of the 2023 Final Rule include:

•
The CY 2023 30-day base payment rate under PDGM was reduced by 1%.
•
CMS finalized its budget neutrality methodology for making temporary and permanent behavioral adjustments.
o
The permanent behavioral adjustment (reduction) of 7.85% to home health payments will be phased in over two years, beginning on January 1, 2023.
o
Half of the permanent behavioral adjustment (reduction), 3.925%, is applied to the 30-day base payment rate beginning on January 1, 2023.
o
The remaining half of the permanent behavioral adjustment (reduction), 3.925%, will be applied to the 30-day base payment rate beginning on January 1, 2024 in order to achieve the full reduction of 7.85%.
•
The annual market basket update was an increase of 4.0% to the CY 2023 30-day base payment rate.
o
This represents a 4.1% increase for the annual inflation update, with a 0.1% negative productivity adjustment.

While we will make every effort to mitigate the impact of forthcoming behavioral adjustments in 2024, we cannot assure you that implementation and application of the remaining 3.925% behavioral adjustment (reduction) beginning on January 1, 2024 will not have a material adverse effect on our business.

The implementation of alternative payment models and the transition of Medicaid and Medicare beneficiaries to managed care organizations may limit our market share and could adversely affect our revenues.

The healthcare industry in general is facing uncertainty associated with the efforts to identify and implement alternative delivery payment models and workable coordinated care. Many government and commercial payers are transitioning providers to alternative payment models that are designed to promote cost-efficiency, quality and coordination of care. For example, accountable care organizations (“ACOs”) incentivize hospitals, physician groups, and other providers to organize and coordinate patient care while reducing unnecessary costs. Conceptually, ACOs receive a portion of any savings generated above a certain threshold from care coordination as long as benchmarks for the quality of care are maintained. Providers are then paid based on the overall value and quality (as determined by outcomes) of the services they provide to a patient rather than the number of services they provide. Pursuant to the ACA, CMS has established several separate ACO programs, the largest of which is the Medicare Shared Savings Program (“MSSP”). CMS established the MSSP to facilitate coordination and cooperation among providers to improve the quality of care for Medicare fee-for-service beneficiaries and to reduce costs. Eligible providers, hospitals and suppliers may participate in the MSSP by creating, participating in or contracting with an ACO. The ACO rules adopted by CMS are extremely complex and remain subject to further refinement by CMS. According to CMS, 483 MSSP ACOs served over 11 million patients as of January 1, 2022. As of January 1, 2023, CMS transitioned to the Accountable Care Organization Realizing Equity, Access and Community Health (“REACH”) Model, requiring ACO participants to meet several provisions on promoting health equity, including the creation of a health equity plan. If we are not included in these programs, or if ACOs establish programs that overlap with our services, we are at risk for losing market share, including a loss of our current business. Other alternative payment models may be presented by the government and commercial payers to control costs that subject our company to financial risk. Broad-based implementation of a new delivery payment model would represent a significant transformation for us and the healthcare industry generally. The development of new delivery and payment systems will almost certainly take significant time and expense. We cannot predict at this time what effect alternative payment models may have on our company.

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

Delays in collection or non-collection of our patient accounts receivable, or recoupment of payments previously received, particularly during the business integration process, or during system transitions, or in connection with complying with EVV data collection and submission requirements, could adversely affect our business, financial position, results of operations and liquidity.

Prompt billing and collection are important factors in our liquidity and our business is characterized by delays from the time we provide services to the time we receive payment for these services. We bill numerous and varied payers, such as Medicare, Medicaid and private insurance payers. These different payers typically have different billing requirements that must be satisfied prior to receiving payment for services rendered. Reimbursement is typically conditioned on our documenting medical necessity and correctly applying diagnosis codes. Incorrect or incomplete documentation and billing information could result in non-payment for services rendered. Billing and collection of our patient accounts receivable with Medicare and Medicaid are further subject to the complex regulations that govern Medicare and Medicaid reimbursement, and to rules imposed by nongovernment payers. For example, recent efforts have focused on improved coordination of regulation across the various types of Medicaid programs through which personal care services are offered. The 21st Century Cures Act, as amended, mandated that states implement EVV, which is used to collect home visit data, such as when the visit begins and ends. In several states, providers are now required to obtain state licenses or registrations and must comply with laws and regulations governing standards of practice. Providers must dedicate substantial resources to ensure continuing compliance with all applicable regulations and significant expenditures may be necessary to offer new services or to expand into new markets. The failure to comply with regulatory requirements could lead to the termination of rights to participate in federal and state-sponsored programs, repayment of payments previously received, and the suspension or revocation of licenses. We believe new licensing requirements and regulations, including EVV, the increasing focus on improving health outcomes, the rising cost and complexity of operations, technology and pressure on reimbursement rates due to constrained government resources may discourage new providers and may encourage industry consolidation. Further, states that fail to meet federally imposed EVV deadlines could potentially lose, without an application for a good cause extension, an escalating amount of their funding. Each state has different timelines and methodologies, including the data aggregators and processors used by each state, for implementing respective EVV process requirements. In order to comply with current and future state and federal regulations around EVV use, we utilize several different vendors. In states with an “open” model, the payer is able to choose its preferred EVV vendor. In states mandating the EVV vendor, a “closed” system, we utilize whichever vendor the state has mandated. In both cases, we have built interfaces between the EVV vendor and our clinical scheduling, documentation, and billing systems utilized in the respective branch and corporate locations. To the extent that our EVV vendors fail to support these processes, our internal operations could be negatively affected. To the extent that states fail to properly implement EVV, or that we fail to comply with new EVV data collection and submission requirements, our internal operations could be negatively affected. Our inability to collect and submit the data required by EVV regulations could negatively impact our ability to retain previously received payments or could subject us to future payment delays, which could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

A change in our estimates of collectability or a delay in collection of accounts receivable could adversely affect our results of operations and liquidity. The estimates are based on a variety of factors, including our historical associative collection rate of revenue recognized for patient services, the age of unbilled receivables, and the age of billed receivables. A deterioration in our associative collection rate of revenue recognized or the overall aging of accounts receivable, including, without limitation, in connection with our transition and integration of acquired companies, and the attendant movement of underlying billing and collection operations from legacy systems to future systems, could have a material negative impact on our results of operations and liquidity and we could be required to record impairment charges on our financial statements.

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

We may be required to expend significant capital and other resources to protect against the threat of cybersecurity attacks and security breaches or to alleviate problems caused by breaches, including unauthorized access to patient data and personally identifiable information stored in our information systems, the introduction of computer viruses or other malicious software programs to our systems, cybersecurity attacks, email phishing schemes, network disruption, denial of service attacks, malware and ransomware. A cybersecurity attack or other incident that bypasses our, our patients’ or third-party service providers’ information system’s security could cause a security breach that may lead to a material disruption to our information systems infrastructure or business and may involve a significant loss of business or patient health information and other confidential, sensitive or personal information. If a cybersecurity attack or other unauthorized attempt to access our systems or facilities, or those of our patients or third-party service providers, were to be successful, it could result in the theft, destruction, loss, misappropriation or release of confidential, sensitive or personal information or intellectual property, and could cause operational or business delays that may materially impact our ability to provide various healthcare services. Any successful cybersecurity attack or other unauthorized attempt to access our systems or facilities, or those of our patients or third-party service providers, also could result in negative publicity which could damage our reputation or brand with our patients, referral sources, payers or other third parties and could subject us to substantial sanctions, fines and damages and other additional civil and criminal penalties under HIPAA, the HITECH Act, the HIPAA Omnibus Rule (the “Omnibus Rule”) and other federal and state privacy laws, in addition to litigation with those affected.

We, our patients, and our third-party service providers have been the victims of these types of threats, attacks and security breaches in the past. For example, in February 2020, the Company advised the Office for Civil Rights, certain potentially affected persons and applicable State Attorneys General that consumer information (including social security numbers and financial account information) may have been illegally accessed by an unauthorized third party. The Company hired leading forensic firms to support its investigation, assess its systems and implement measures to bolster its security. Based on its investigation, the Company determined that the intruder may have accessed certain employee email accounts between July 9, 2019 and August 24, 2019. The Company notified approximately 170,000 current and former patients that certain information may have been copied and transferred, although there was no confirmation of any unauthorized acquisition, disclosure, use of, or access to such information as a result of the incident. Following the incident, the Company received notice that a class action complaint had been filed against the Company in the U.S. District Court for the Northern District of Georgia. The complaint alleged, among other things, that the Company failed to take the necessary security precautions to protect patient information and prevent the data breach and that the Company failed to provide timely and adequate notice to affected persons that their personal information had been subject to unauthorized access. This class action litigation was settled on October 19, 2022. The court appointed Claims Administrator has notified those individuals in the identified class of their rights and responsibilities under the settlement agreement. The exact amount of the settlement will depend on the total number of timely claims filed and whether claimants successfully supplement their claims. The Claims Administrator is expected to submit a final claims calculation report in the first quarter of fiscal year 2023 and funding of the settlement is anticipated prior to the close of the first quarter of fiscal year 2023. The settlement of the class action claims is anticipated to be less than $500,000. There is a related regulatory enforcement matter in the Commonwealth of Massachusetts that has been resolved in principle in the amount of $425,000; however, the Company is expected to incur additional expenses related to the remedial requirements of this settlement decree, which have not been finalized. The Company has insurance coverage and contingency plans for certain potential liabilities relating to the data breach, and we expect coverage for certain of the amounts we anticipate paying in connection with the foregoing settlements. Nevertheless, the coverage may be insufficient to satisfy all claims and liabilities related thereto and the Company will be responsible for deductibles and any other expenses that may be incurred in excess of insurance coverage. No security measures, procedures, technology or amount of preparation can provide guaranteed protection from these threats, or ensure that we, our patients and our third-party service providers will not be victims again in the future. Similar events, like the cyber-attack described above may occur again in the future.

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

The sources and amounts of our patient revenues is determined by a number of factors, including the mix of patients and the rates of reimbursement among third-party payers. Changes in the case-mix of our patients as well as the third-party payer mix among Medicare, Medicaid and private payers may significantly affect our profitability. In particular, any significant increase in our Medicare or Medicaid population, or decrease in Medicare or Medicaid payments could have a material adverse effect on our financial position, results of operations and cash flow, particularly if states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates or service levels.

Changes in payment methodologies by third-party payers could have a material adverse effect on our financial position, results of operations and cash flow. In November 2018, CMS issued the Calendar Year 2019 Home Health Final Rule, which provided for the first payment rate increase for home health providers since 2010. In the 2019 rule, CMS also issued proposed payment changes for Medicare home health providers for 2020. These proposed changes included changes to the HHPPS case-mix adjustment methodology through the use of a new reimbursement methodology, PDGM, for home health payments. As a result, the unit of payment changed from a 60-day payment episode to a 30-day payment episode and the use of therapy visits in the determination of payments was eliminated. While the proposed changes are supposed to be implemented in a budget neutral manner to the industry, the ultimate impact will vary by provider based on factors including patient mix and admission source. On October 31, 2019, CMS released its notice of final rulemaking for calendar year 2020 for home health agencies under the HHPPS (the “2020 HH Rule”). The 2020 HH Rule finalized the implementation of PDGM for 2020. In addition to the significant changes to the home health reimbursement model related to PDGM discussed above, the 2020 HH Rule requires additional quality reporting measures and significantly increases the standardized patient assessment data elements collected by providers beginning in 2022. On October 31, 2022, CMS released its final rule for fiscal year 2023 (the “2023 HH Rule”). With respect to Medicare reimbursement rates, the 2023 HH Rule implements a home health payment increase of 0.7%. This reflects a market basket increase of 4.1% and an outlier payment increase of 0.2% offset by a productivity adjustment of -0.1% and a PDGM behavioral assumption adjustment of -3.925%. The full PDGM behavioral adjustment is -7.85% but CMS is phasing this in over two years with -3.925% in 2023 and the remaining -3.925% cut projected to occur in 2024. CMS projects the overall impact of the -3.925% adjustment to be -3.5% as the adjustment is only made to the 30-day payment rate and not Low Utilization Payment Adjustment (LUPA) rates. Any future significant changes in CMS reimbursement methodology, or future decreases in reimbursement rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Additionally, CMS initiated the Value Based Purchasing Demonstration (VBP) Project for nine states, including Arizona, Florida, Iowa, Massachusetts, Maryland, Nebraska, North Carolina, Tennessee, and Washington in 2016 for the purpose of using Medicare data to provide greater transparency on quality in order to deliver care based on value over volume. Data is pulled from OASIS, Medicare claims data and patient satisfaction scores. The Demonstration Project ended in December 2022 and effective January 1, 2023, CMS expanded VBP nationally to all providers. HHA performance in 2023 will determine payments in 2025.

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

We compete with other healthcare providers for our employees, both professional employees and management. If we are unable to attract and retain qualified personnel, the quality of our services may decline and we could lose patients and referral sources, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Our ability to attract and retain qualified personnel depends on several factors, including our ability to provide these personnel with attractive assignments and competitive salaries and benefits. During the COVID-19 pandemic, our ability to attract and retain qualified personnel may also depend on our ability to appropriately protect these personnel from exposure to the virus, and upon the effect of vaccine mandates. We cannot be assured we will succeed in any of these areas. In some markets, the lack of availability of medical personnel is a significant operating issue facing all healthcare providers. This issue may be exacerbated if immigration is more limited in the future and by a resurgence of the COVID-19 pandemic.

If the demand for home health and/or hospice services continues to exceed the supply of available and qualified personnel, we and our competitors may be forced to offer higher compensation and other benefits to attract and retain them. Since the COVID-19 pandemic in 2020, we experienced increased caregiver recruitment and retention costs, including hiring and retention incentives, as well as higher base compensation rates as we passed reimbursement rate increases from our payers through to our caregivers. While the impacts on us of the COVID-19 pandemic began to subside in the second quarter of fiscal year 2022, the labor markets remained challenging as a result of both shortages in workforce and inflationary wage pressures, which have constrained our ability to recruit and retain caregivers to meet patient demand. For example, recruitment of qualified caregivers in our private duty services businesses is highly competitive. The majority of our HHH and PDN caregivers are Licensed Practical Nurses (“LPN”) and we compete for this labor pool both with competitors in our private duty services industry as well as other healthcare organizations outside our industry, to include hospitals. Hospitals and other healthcare providers have expanded LPN utilization in their labor pools. Even if we were to offer higher compensation and other benefits, there can be no assurance that these individuals will choose to join or continue to work for us. In addition, if we expand our operations into geographic areas where healthcare providers historically have been unionized, or if any of our employees become unionized, being subject to a collective bargaining agreement may have a negative impact on our ability to timely and successfully recruit qualified personnel and may increase our operating costs. We currently have no union employees, so an increase in labor union activity could have a significant impact on our labor costs. Furthermore, the competitive market for this labor force has created turnover as many seek to take advantage of the supply of available positions, each offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the turnover rates may cause added pressure on our operating results. If our labor costs continue to increase, we may not experience reimbursement rate or pricing increases to offset these additional costs. Our ability to pass along increased labor costs is limited, which could significantly affect our business and consolidated financial condition, results of operations and cash flows.

Any economic downturn, deepening of an economic downturn or federal and state budget pressures may result in a reduction in payments and covered services.

While we believe that our services are not typically sensitive to general declines in the federal and state economies, the erosion in the tax base caused by a general economic downturn can cause restrictions on the federal and state governments’ abilities to obtain financing and a decline in spending. In the wake of the 2008 economic recession, most states faced unprecedented declines in tax revenues and, as a result, record budget gaps. If the economy were to contract into a recession (for example, as a result of the global COVID-19 pandemic, inflation or as a result of the recent significant increase in prevailing interest rates), our government payers or other counterparties that owe us money could be delayed in obtaining, or may not be able to obtain, necessary funding and/or financing to meet their cash flow needs. As a result, we may face increased pricing pressure, termination of contracts, reimbursement rate cuts or reimbursement delays from Medicare and Medicaid and other governmental payers, which could adversely impact our results of operations and cash flows.

Adverse developments in the United States could lead to a reduction in federal government expenditures, including governmentally funded programs in which we participate, such as Medicare and Medicaid. In addition, if at any time the federal government is not able to meet its debt payments unless the federal debt ceiling is raised, and legislation increasing the debt ceiling is not enacted, the federal government may stop or delay making payments on its obligations, including funding for Medicare and Medicaid. Failure of the federal government to make payments under these programs could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Further, any failure by the U.S. Congress to complete the federal budget process and fund government operations may result in a federal government shutdown, potentially causing us to incur substantial costs without reimbursement under Medicare and/or Medicaid, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. As an example, the failure of the 2011 Joint Select Committee to meet its Deficit Reduction goal resulted in an automatic reduction in certain Medicare home health payments. Medicaid outlays may also be significantly affected by state budget pressures, and we can expect continuing cost containment pressures on Medicaid outlays for our services. In addition, sustained unfavorable economic conditions may affect the number of patients enrolled in managed care programs and the profitability of managed care companies, which could result in reduced payment rates and could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

Recipients are not required to repay PHSSEF funds, provided that they attest to and comply with certain terms and conditions, including limitations on balance billing and restrictions against using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse. HHS originally allocated $50 billion of the CARES Act Provider Relief Fund (“PRF”) for general distribution to Medicare providers impacted by COVID-19, to be distributed on a proportional basis to providers’ share of 2018 patient revenue. HHS also distributed $18 billion to eligible Medicaid and CHIP providers that have not received a payment from the original PRF’s $50 billion general distribution allocation and billed state Medicaid programs or Medicaid managed care plans for healthcare-related services between January 1, 2018 and May 31, 2020. The Company began applying for these Medicaid PRF payments in June 2020. As of January 2, 2021, we had received $25.1 million in PRF payments as a result of applications made by the Company; we repaid this amount in full on March 5, 2021. In December 2021, we also received PRF payments from HHS totaling $2.5 million, which we repaid in full in December 2021. Certain of the companies we acquired in 2020 and 2021, including the 2021 HHH Acquisitions (as defined herein), received and retained PRF Funds prior to the respective acquisition closing dates, approximately $12.1 million in aggregate. Certain of the companies acquired in the 2021 HHH Acquisitions are subject to on-going audits of the PRF payments received prior to our acquisition.

The CARES Act also makes other forms of financial assistance available to health care providers, including Medicare and Medicaid payments adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which makes available advance payments of Medicare funds in order to increase cash flow to providers.

Some of the measures in the CARES Act and the PPPHCE Act allow for flexibility in delivery of care and various financial supports for health care providers are available only until the PHE for the COVID-19 pandemic has ended. The PHE determination is currently set to expire on May 11, 2023. The federal government and the state governments may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact. Companies that we acquire in the future may have received, or elected to receive, financial or other types of assistance under the CARES Act, PPPHCE Act or future legislation, if any, and we may incur additional costs to bring such acquired companies into compliance with such laws or our elections thereunder.

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

There is a high degree of uncertainty regarding the implementation and impact of the American Rescue Plan Act (“ARPA”) and other existing or future stimulus legislation, if any. There can be no assurance as to the total amount of ARPA financial assistance or types of assistance we will receive, that we will be able to comply with the applicable terms and conditions to retain such assistance, that we will be able to benefit from provisions intended to increase access to resources and ease regulatory burdens for health care providers or that additional stimulus legislation will be enacted.

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

The Final Rule provides states with substantial flexibility in utilizing ARPA Relief Funds, including to support public health expenditures such as vaccination programs and testing, and PPE purchases, as well as providing premium pay for essential workers, including those in home-care settings, among many other things. States may not use ARPA Recovery Funds to fund tax cuts, fund budget deficits, or to support public employee pensions. During the fiscal year ended December 31, 2022 we received $6.3 million of ARPA Recovery Funds from various states, $5.0 million of which we recognized as revenue in our consolidated statements of operations, and $1.3 million of which we recorded in other current liabilities on our consolidated balance sheet at December 31, 2022. We may receive additional ARPA Recovery Funds in the future, however we cannot estimate the amount or timing of any future receipts. These funds are not subject to repayment, provided we are able to attest and comply with any terms and conditions of such funding, as applicable. If we are unable to attest to attest or comply with current or future terms and conditions, our ability to retain some or all of the ARPA Recovery Funds received may be impacted, which is unknown at this time.

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

Although we have generally taken measures to protect our intellectual property rights, there can be no assurance that the steps that we have taken to protect our intellectual property will prevent third parties from infringing or misappropriating our intellectual property or deter independent development of equivalent or superior intellectual property rights by others. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect or determine the extent of unauthorized use of our intellectual property rights. If we are unable to prevent third parties from adopting, registering or using trademarks and trade dress that infringe, dilute, or otherwise violate our trademark rights, the value of our brands could be diminished, and our business could be adversely affected. Our intellectual property rights may be infringed, misappropriated or challenged, which could result in them being narrowed in scope or declared invalid or unenforceable.

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

We have a substantial amount of indebtedness. As of December 31, 2022, we had $1,464 million principal amount outstanding under our Senior Secured Credit Facilities (as defined below) as well as our Securitization Facility (as defined below) (with approximately $180.0 million borrowing capacity under our Revolving Credit Facility (as defined below) as well as our Securitization Facility (as defined below).

Our high degree of leverage could have important consequences for our investors. For example, it may make it more difficult for us to make payments on our Senior Secured Credit Facilities or it may restrict our access to borrowings under our Revolving Credit Facility; increase our vulnerability to general economic and industry conditions, including recessions and periods of significant inflation and financial market volatility; expose us to the risk of increased interest rates as certain of our borrowings, including borrowings under the Senior Secured Credit Facilities, are at variable rates of interest; require us to use a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing our ability to fund working capital and other expenses; limit our ability to refinance existing indebtedness on favorable terms or at all or borrow additional funds in the future for, among other things, working capital, acquisitions or debt service requirements; limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and place us at a competitive disadvantage compared to competitors that have less indebtedness.

In addition, the Senior Secured Credit Facilities and Revolving Credit Facility contain customary restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Those covenants include restrictions on our ability to, among other things, incur additional indebtedness, incur liens, pay dividends and make other payments in respect of capital stock, make acquisitions, investments, loans and advances, transfer or sell assets and enter into certain transactions with our affiliates, and in certain circumstances, including if our Revolving Credit Facility becomes more than 30% utilized and we exceed our maintenance leverage covenant, restrict our access to borrowings under our Revolving Credit Facility. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt under the Senior Secured Credit Facilities. Any such event of default or acceleration could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, the terms of any future debt we may incur could have further additional restrictive covenants. We may not be able to maintain compliance with these covenants in the future, and in the event that we are not able to maintain compliance, we cannot assure you that we will be able to obtain waivers from the lenders or amend the covenants.

If we are unable to extend the maturity date of our Securitization Facility on a long-term basis, this could have a material adverse effect on our business.

Our Securitization Facility matures on November 11, 2024. If we are unable to extend the maturity date of the securitization, this would result in the outstanding balance becoming due and payable on the maturity date, which could have a material adverse effect on our business, financial condition and results of operations.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

The U.S. Federal Reserve Board significantly increased the federal funds rate in 2022 and has indicated that further rate increases may be announced in the short-term to combat rising inflation in the United States, which has increased the borrowing costs on our variable rate debt and may increase the cost of any new debt we incur. Any further additional federal fund rate increases could in turn make our financing activities, including those related to our acquisition activity, more costly and limit our ability to refinance existing debt when it matures or pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. If interest rates continue to increase, our debt service obligations on our variable rate indebtedness would likewise increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease, which could have a material adverse effect on our overall financial condition.

In addition, a transition away from the London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the applicable interest rate may affect the cost of servicing our debt under the Senior Secured Credit Facilities. In 2017, the Financial Conduct Authority of the United Kingdom announced that it planned to phase out LIBOR by the end of calendar year 2021. In March 2021, the Financial Conduct Authority of the United Kingdom extended the transition dates of certain LIBOR tenors (including all U.S. dollar LIBOR tenors other than one-week and two-month U.S. dollar LIBOR tenors) to June 30, 2023, after which LIBOR reference rates will cease to be provided. The Federal Reserve Bank of New York has begun publishing a Secured Overnight Funding Rate (“SOFR”), which is intended to replace U.S. dollar LIBOR, and central banks in several other jurisdictions have also announced plans for alternative reference rates for other currencies. These reforms may cause LIBOR to perform differently than in the past or to disappear entirely. Our variable rate debt instruments are primarily indexed to LIBOR and have a LIBOR floor of 50 basis points. Our outstanding variable rate indebtedness at December 31, 2022 was $1,464 million. We also have interest rate swap agreements in place with an aggregate notional amount of $520 million that converts $520 million of our variable rate debt to a fixed rate. The notional amounts of the swap agreements represent balances used to calculate the exchange of cash flows and are not our assets or liabilities. In addition, we are also party to interest caps with aggregate notional amount of $880 million, which mature in February 2027. The interest rate caps protect us from exposure to increases in LIBOR above 3.0%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness”. Each of the First Lien Credit Agreement the Second Lien Credit Agreement provides that SOFR may be used as the LIBOR replacement rate for borrowings under the Senior Secured Credit Facilities unless the Company and its lenders agree to an alternative reference rate based on prevailing market convention at the replacement date. SOFR is calculated differently from LIBOR and has inherent differences, including SOFR’s limited historical data and that LIBOR is an unsecured lending rate while SOFR is a secured lending rate, which could give rise to uncertainties and volatility in the benchmark rates. While we continue to evaluate the potential impact of a transition to SOFR, these changes could result in interest obligations for the Company’s Senior Secured Credit Facilities that are more than or do not otherwise correlate exactly over time with the payments that would have been made on such debt if LIBOR was available in its current form, including a potential increase in our overall interest expense. The use of another alternative reference rate, or other reforms could also cause the interest rate calculated for the Company’s Senior Secured Credit Facilities to be materially different than expected. We continue to monitor developments related to the LIBOR transition and/or identification of an alternative, market-accepted rate. The impact related to any changes cannot be predicted at this time. In addition, the overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market could have a material adverse effect on our business, financial condition and results of operations.

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

We may also make strategic divestitures from time to time. With respect to any divestiture, we may encounter difficulty finding potential acquirers or other divestiture options on favorable terms. Any divestiture could affect our profitability as a result of the gains or losses on such sale of a business or service, the loss of the operating income resulting from such sale or the costs or liabilities that are not assumed by the acquirer (i.e., stranded costs) that may negatively impact profitability subsequent to any divestiture. The Company may also be required to recognize impairment charges as a result of a divestiture.

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

We are a party to lawsuits, claims and governmental inquiries in the normal course of our business. See Note 14 – Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.

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

The nature of our business subjects us to inherent risk of professional liability and substantial damage awards. Healthcare providers have become subject to an increasing number of legal actions alleging malpractice or related legal theories in recent years, many of which involve large monetary claims and significant defense costs. In general, we coordinate care for medically fragile children and adults and end-of-life care for adults through our own network of full time and part-time employed clinicians, including registered nurses, licensed practical nurses, licensed therapists, certified nursing assistants, home health aides, therapy assistants and other similar providers. Although we carefully screen all of the providers in our network and actively remove those that fall below a certain quality threshold, we cannot be certain that a provider will not incur tort liability, including medical malpractice, in treating one of our referred patients. As the referring party in such a case, we could be found negligent if our screening and monitoring procedures are deemed inadequate. The nurses and other healthcare professionals we employ could be considered our agents and, as a result, we could be held liable for their medical negligence. Moreover, we could be liable if our COVID-19 screening, monitoring and/or safety protocols are deemed inadequate to stop the transmission of the COVID-19 virus from our nurses and healthcare professionals to our patients.

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

We maintain professional liability insurance to provide coverage to us and our subsidiaries against these litigation claims and potential litigation risks. However, we cannot assure you claims will not be made in the future in excess of the limits of our insurance, nor can we assure you that any such claims, if successful and in excess of such limits or if our insurance carriers successfully deny coverage, will not have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. We cannot assure you that the insurance we maintain will satisfy claims made against us or that insurance coverage will continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms. Any claims made against us, regardless of their merit or eventual outcome, could damage our reputation and business and our ability to attract and retain patients and employees.

Our balance sheet includes a significant amount of goodwill and intangible assets. An impairment in the carrying value of goodwill could negatively impact our consolidated results of operations and total assets.

Our balance sheet includes a significant amount of goodwill and intangible assets. Goodwill and intangible assets, net, together accounted for approximately 73% of total assets on our balance sheet as of December 31, 2022. The impairment of a significant portion of these assets would negatively affect our financial condition or results of operations. We regularly evaluate whether events and circumstances have occurred indicating that any portion of our intangible assets and goodwill may not be recoverable. When factors indicate that intangible assets and goodwill should be evaluated for possible impairment, we may be required to reduce the carrying value of these assets. During our annual goodwill impairment test during the fourth quarter of fiscal year 2021, we identified that the carrying value of four of our PDS reporting units exceeded their estimated fair values. As such, we determined that the goodwill associated with our reporting units was impaired and recorded an impairment charge, net of tax effect, of approximately $117.7 million to reduce goodwill associated with our reporting units. During fiscal year 2022, we performed an interim impairment assessment as of July 2, 2022. Based on that assessment, we determined the carrying value of five of our six reporting units across our three segments exceeded their respective fair values and accordingly recorded an aggregate goodwill impairment charge of $470.2 million during the three-month period ended July 2, 2022. During our annual goodwill impairment assessment during the fourth quarter of fiscal year 2022, we determined that the carrying value of five of our six reporting units across our three segments exceeded their respective fair values, and accordingly, recorded an aggregate goodwill impairment charge of $205.1 million during the three-month period ended December 31, 2022. We cannot currently estimate the timing and amount of any future reductions in carrying value.

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

Our operations are directly affected in the short-term by the weather conditions in certain of our regions of operation, particularly along coastal areas in the United States, which may be subject to hurricanes. Weather conditions, including tornadoes, significant rain, snow, sleet, freezing rain or ice, or other factors beyond our control, such as wildfires, could disrupt patient scheduling, displace our patients and caregivers or force certain of our facilities to close temporarily or for an extended period of time, thereby reducing patient volumes. Therefore, our business is sensitive to the weather conditions of these regions. Moreover, physical effects of climate change such as increases in temperature, sea levels, the severity of weather events and the frequency of natural disasters, such as hurricanes, tropical storms, tornadoes, wildfires, floods and earthquakes, among other effects, could disrupt our operations. While we have disaster recovery systems and business continuity plans in place, any disruptions in our disaster recovery systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations. Although we maintain insurance coverage, we cannot guarantee that our insurance coverage will be adequate to cover any losses or that we will be able to maintain insurance at a reasonable cost in the future. Accordingly, our operating results may vary from quarter to quarter, depending on the impact of these weather conditions, and if our losses from business interruption or property damage that result from such weather conditions exceed the amount for which we are insured, our results of operations and financial condition would be adversely affected.

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

We depend greatly on the efforts of our executive officers and other key employees to manage our operations. We believe future success will depend upon our ability to continue to attract, motivate and retain highly skilled managerial, sales and marketing, divisional, regional and agency director personnel. The loss or departure of any one of these executives or other key employees could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) and interest expense carryovers to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2022, we had $63.2 million of U.S. federal net operating loss carryforwards and $322.4 million of state and local net operating loss carryforwards. In addition, as of December 31, 2022, we had an interest expense carryover of $252.5 million for federal purposes and in some states. Our ability to utilize NOLs and our interest expense carryovers may be currently subject to limitations due to prior ownership changes. In addition, future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs or interest expense carryovers arising prior to such ownership change in the future. There is also a risk that due to statutory or regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have recorded a full valuation allowance against the deferred tax assets attributable to our federal and certain state NOLs and interest carryovers.

Unanticipated changes in tax law or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.

We are subject to taxes by U.S. federal, state and local tax authorities. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•
allocation of expenses to and among different state taxing jurisdictions;
•
changes in the valuation of our deferred tax assets and liabilities;
•
expected timing and amount of the release of any tax valuation allowances;
•
tax effects of stock-based compensation;
•
costs related to intercompany restructurings;
•
future acquisitions or dispositions;
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

Furthermore, as permitted by the CARES Act, in fiscal year 2020, we elected to defer certain payments of our employer share of Social Security taxes, approximately $51.0 million in aggregate, that would have otherwise been required to be paid during the period beginning on March 27, 2020 and ending December 31, 2020. The CARES Act allowed employers to deposit 50% of the deferred taxes on or before December 31, 2021, and the remaining 50% by December 31, 2022. As of December 31, 2022, the Company has repaid all deferred employer social security taxes to the U.S. Treasury. Accounting for the tax effects of the CARES Act and subsequent guidance issued requires complex new calculations to be performed and significant judgments in interpreting the legislation. Additional guidance may be issued on how the provisions of the CARES Act will be applied or otherwise administered that is different from our interpretation.

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

For hospice, the ACA required state Medicaid benefits for children to include hospice care with disease-modifying treatment. In addition, the ACA mandates the creation of a hospice quality reporting program, ensuring public reporting of hospice quality data. Hospices failing to submit quality data will incur a 2% reduction in hospice reimbursements for the following year. The ACA also requires a reduction in the market basket index, which beginning in 2013 is reduced by a productivity adjustment that fluctuates every year and an addition adjustment of 0.3%, reducing the Medicare hospice payment. These reductions in the market basket index came to an end in fiscal year 2021. For fiscal year 2023, CMS increased the hospice market basket rate by 4.1% and implemented a productivity adjustment of -0.3% resulting in a net hospice increase for fiscal year 2023 of 3.8%. For patients enrolled in hospice for more than six months, the ACA mandates a face-to-face visit with a physician or nurse practitioner to confirm continued need for hospice enrollment. Potential efforts in the U.S. Congress to repeal, amend, modify, or retract funding for various aspects of the ACA create additional uncertainty about the ultimate impact of the ACA on us and the healthcare industry.

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

Many states have enacted CON or POA laws that require prior state approval to offer new or expanded healthcare services or open new healthcare facilities or expand services at existing facilities. In such states, expansion by existing providers or entry into the market by new providers is permitted only where a given amount of unmet need exists, resulting either from population increases or a reduction in competing providers. These states ration the entry of new providers or services and the expansion of existing providers or services in their markets through a CON or other approval process, which is periodically evaluated and updated as required by applicable state law. The process is intended to promote comprehensive healthcare planning, assist in providing high-quality healthcare at the lowest possible cost and avoid unnecessary duplication by ensuring that only those healthcare facilities, services and operations that are needed will be built and opened. We operate home health centers and/or hospice services in the following CON states: Alabama, Georgia, North Carolina, South Carolina, Tennessee and Washington. In every state where required, our home health offices, hospice centers and branch locations possess a license and/or CON issued by the state health authority that determines the local service areas for the home health office, hospice office or branch location.

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

As a result of our participation in the Medicare and Medicaid programs we face and are currently subject to various governmental reviews, audits, and investigations to verify our compliance with these programs and applicable laws and regulations. An increasing level of governmental and private resources are being devoted to the investigation of allegations of fraud and abuse in the Medicare and Medicaid programs, and federal and state regulatory authorities are taking an increasingly strict view of the requirements imposed on healthcare providers by the Social Security Act, the Medicare and Medicaid programs, and other applicable laws. We are routinely subject to audits under various government programs, including the RAC program, the SMRC program, the TPE program and the UPIC program, in which CMS engages third-party firms to conduct extensive reviews of claims data and medical and other records to identify potential improper payments to healthcare providers under the Medicare program.

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

At the state and local level, there is increased focus on regulating the collection, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive and personal information. In recent years, we have seen significant changes to data privacy regulations across the U.S., including the enactment of the CCPA, which went into effect on January 1, 2020. The CCPA creates new consumer rights, and corresponding obligations on covered businesses, relating to the access to, deletion of and sharing of personal information collected by covered businesses, including a consumer’s right to opt out of certain sales of the consumer's personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. It remains unclear how various provisions of the CCPA will be interpreted and enforced. Additionally, California voters approved a new privacy law, the California Privacy Rights Act (the “CPRA”), in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.

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

We are required to comply with all applicable federal, state and local laws and regulations relating to employment, including occupational safety and health requirements, wage and hour and other compensation requirements, employee benefits, providing leave and sick pay, employment insurance, proper classification of workers as employees or independent contractors, immigration and equal employment opportunity laws. These laws and regulations can vary significantly among jurisdictions and can be highly technical. Notably, we are subject to the California Labor Code pursuant to which plaintiffs have filed representative actions under the California Private Attorney General Act seeking statutory penalties for alleged violations related to calculation of overtime pay, errors in wage statements, and meal and rest break violations, among other things. Costs and expenses related to these requirements are a significant operating expense and may increase as a result of, among other things, changes in federal, state or local laws or regulations, or the interpretation thereof, requiring employers to provide specified benefits or rights to employees, increases in the minimum wage and local living wage ordinances, increases in the level of existing benefits or the lengthening of periods for which unemployment benefits are available. We may not be able to offset any increased costs and expenses. Furthermore, any failure to comply with these laws requirements, including even a seemingly minor infraction, can result in significant penalties which could harm our reputation and have a material adverse effect on our business. In addition, certain individuals and entities, known as excluded persons, are prohibited from receiving payment for their services rendered to Medicaid, Medicare and other federal and state healthcare program beneficiaries. If we inadvertently hire or contract with an excluded person, or if any of our current employees or contractors becomes an excluded person in the future without our knowledge, we may be subject to substantial civil penalties, including up to $20,000 for each item or service furnished by the excluded person to a federal or state healthcare program beneficiary, an assessment of up to three times the amount claimed and exclusion from the program. Because we employ an average of at least 50 full-time employees in a calendar year, we are required to offer a minimum level of health coverage for 95% of our full-time employees in 2023 or be subject to an annual penalty.

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

Because we qualify as a “controlled company” under the corporate governance rules for publicly listed companies, we are not required to have a majority of our Board of Directors be independent under the applicable rules of Nasdaq, nor are we required to have a compensation committee or a corporate governance and nominating committee comprised entirely of independent directors. Our Board of Directors is permitted to not be composed of a majority of independent directors. We currently rely on the exemption to the requirement that our director nominations be made, or recommended to our full Board of Directors, by our independent directors or by a nominations committee that consists entirely of independent directors. Should the interests of our Sponsors differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for publicly listed companies. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

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

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (“PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements has increased costs and made certain activities more time-consuming. A number of those requirements require us to carry out activities we had not done previously. For example, we created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, additional expenses associated with SEC reporting requirements have been and will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if we or our independent registered public accounting firm identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs to remediate those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board of Directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs require us to divert a significant amount of money that could otherwise be used to expand our business and achieve certain strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which is likely to negatively affect our business and the market price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in our implementation could cause us to fail to meet our reporting obligations. In addition, any testing conducted by us, or any testing conducted by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which is likely to negatively affect our business and the market price of our common stock.

Beginning with this Annual Report on Form 10-K, we are required to comply with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm on the effectiveness of internal control over financial reporting as of year-end. In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. We are also subject to the compliance requirements of Section 404(b) of the Sarbanes-Oxley Act, which requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of internal control over financing reporting and has resulted in us incurring substantial expenses and expending significant management efforts to comply with the Sarbanes-Oxley Act, which we will continue.

As of December 31, 2022, we did not maintain effective internal control over financial reporting attributable to an identified material weakness. We describe this material weakness in Part II, Item 9A, of this Annual Report on Form 10-K. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The material weakness will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period and management has concluded, through testing, that the related controls are operating effectively. As remediation has not yet been completed, the material weakness continued to exist with respect to our internal control over financial reporting as of December 31, 2022. If our remedial measures are insufficient to address the material weakness, or if one or more additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could, in turn, harm our reputation or otherwise cause a decline in investor confidence and in the market price of our stock.

We cannot assure you that we will at all times in the future be able to report that our internal controls are effective. Material weaknesses in the design and operation of the internal control over financial reporting of businesses that we acquire could have a material adverse effect on our business and operating results. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act or if we identify or our independent registered public accounting firm identifies additional deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities, which would require additional financial and management resources.

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

The Delaware Forum Provision and the Federal Forum Provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the Delaware Forum Provision or the Federal Forum Provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition or results of operations. Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision but will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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

Item 3. Legal Proceedings.

The information in response to this Item is included in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Securities Market Information

Our common stock is listed on the NASDAQ under the symbol “AVAH”.

Holders of Record

As of March 8, 2023, there were 33 stockholders of record for our common stock. We believe we have approximately 11,000 beneficial holders of our common stock.

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

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52-week or 53-week fiscal year. Our “fiscal year 2022” refers to the 52-week fiscal year ended on December 31, 2022. Our “fiscal year 2021” refers to the 53-week fiscal year ended on January 1, 2022. Our "fiscal year 2020" refers to the 52-week fiscal year ended on January 2, 2021.

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

The following table summarizes the revenues generated by each of our segments for the fiscal years ended December 31, 2022 and January 1, 2022:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the fiscal year ended December 31, 2022	$1,787,645	$1,415,105	$232,584	$139,956
Percentage of consolidated revenue		79%	13%	8%
For the fiscal year ended January 1, 2022	$1,678,618	$1,358,116	$177,272	$143,230
Percentage of consolidated revenue		80%	11%	9%

PDS Segment

Private Duty Services predominantly includes private duty nursing (“PDN”) services, as well as pediatric therapy services. Our PDN patients typically enter our service as children, as our most significant referral sources for new patients are children’s hospitals. It is common for our PDN patients to continue to receive our services into adulthood, as approximately 30% of our PDN patients are over the age of 18.

Our PDN services involve the provision of clinical and non-clinical hourly care to patients in their homes, which is the preferred setting for patient care. PDN services typically last four to 24 hours a day, provided by our registered nurses, licensed practical nurses, home health aides, and other non-clinical caregivers who are focused on providing high-quality short-term and long-term clinical care to medically fragile children and adults with a wide variety of serious illnesses and conditions. Patients who typically qualify for our PDN services include those with the following conditions:

•
Tracheotomies or ventilator dependence;
•
Dependence on continuous nutritional feeding through a “G-tube” or “NG-tube”;
•
Dependence on intravenous nutrition;
•
Oxygen-dependence in conjunction with other medical needs; and
•
Complex medical needs such as frequent seizures.

Our PDN services include:

•
In-home skilled nursing services to medically fragile children and adults;
•
Nursing services in school settings in which our caregivers accompany patients to school;
•
Services to patients in our Pediatric Day Healthcare Centers (“PDHC”); and
•
Non-clinical care, including programs such as employer of record support services and personal care services.

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

Our home health services involve the provision of in-home services to our patients by our clinicians, including nurses, therapists, social workers and home health aides. Our caregivers work with our patients’ physicians to deliver a personalized plan of care to our patients in their homes. Home healthcare can help our patients recover after hospitalization or surgery and assist patients in managing chronic illnesses. We also help our patients manage their medications. Through our care, we help our patients recover more fully in the comfort of their own homes, while remaining as independent as possible. Our home health services include: in-home skilled nursing services; physical, occupational and speech therapy; medical social services and aide services.

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

On November 30, 2021, we acquired Accredited Nursing Services (“Accredited”), a provider of primarily non-clinical services in the state of California. Accredited generated revenues in fiscal year 2021 prior to being acquired by us of $107.1 million and $8.9 million after being acquired by us. We report the results of Accredited in our PDS segment.

Total revenues generated by the 2021 HHH Acquisitions and Accredited in fiscal year 2021, including the periods in fiscal year 2021 prior to being acquired by us, were $290.9 million.

COVID-19 Pandemic Impact on our Business

In March 2020, the World Health Organization declared COVID-19 a pandemic. Since that time, we have monitored the impact of COVID-19 on our caregivers and support personnel, our patients and their families, and our referral sources. We adapted our operations as necessary to best protect our people and serve our patients and our communities, and also invested in technology and equipment that allows support personnel to provide, on a remote basis, seamless functionality and support to our clinicians who care for our patients.

With the onset of the COVID-19 pandemic in March 2020, we began incurring incremental costs of patient services necessary to maintain our clinical workforce in the COVID-19 environment, including costs for additional PPE, hero and hazard pay, COVID-19 relief pay, incremental overtime, and various incentives to attract and retain caregivers. We recorded an impairment charge in the fourth quarter of fiscal year 2021 in four of the reporting units within our PDS segment as a result of the pandemic's impact on our business. Our operations were particularly impacted in the fourth quarter of 2021 and the first quarter of 2022 due to the Omicron variant and the attendant pressures on our clinical workforce. The direct effects on our business of the pandemic have significantly lessened since the first quarter of 2022, as a result of declining infection rates and the normalization of living with COVID-19 following the increase in accessibility to COVID-19 vaccines and antiviral treatments, as well as the upcoming expiration of the Public Health Emergency associated with COVID-19 on May 11, 2023.

Any future resurgence in COVID-19 or new variants of the virus, and the severity and duration thereof, remain uncertain, however, and potential negative impacts of such a resurgence on our results of operations include, without limitation: lower volumes due to interruption of the operations of our referral sources; lower volumes due to lack of availability of caregivers in the workforce; the unwillingness of patients to accept services in their homes; lower revenue or higher salary and wage expense due to increased market rate expectations of caregivers in order to work in hazardous conditions where COVID-19 is prevalent; increased workers compensation insurance and leave costs; increased costs to comply with various federal, state and local vaccine or leave mandates, and any future spikes in PPE supply costs.

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
•
Deferred payment of the employer portion of social security taxes: We were permitted to defer payments of the employer portion of social security taxes in fiscal year 2020, which were payable in 50% increments, with the first 50% due by December 31, 2021 and the second 50% due by December 31, 2022. We did not defer any payroll taxes after December 31, 2020. In December 2021, we repaid $25.9 million of deferred payroll taxes with the remaining deferred payments of $25.5 million recorded in the current portion of deferred payroll taxes in the consolidated balance sheets at January 1, 2022. We repaid the remaining $25.5 million of deferred social security payroll taxes in December 2022.
•
Medicare Advances: Certain of the home health and hospice companies we have acquired received advance payments from CMS in April 2020, pursuant to the expansion of the Accelerated Payments Program provided for in the CARES Act. These advances became repayable beginning one year from the date on which the accelerated advance was issued. The repayments occurred via offsets by Medicare to current payments otherwise due from Medicare at a rate of 25% for the first eleven months. After the eleven months end, payments were recouped at a rate of 50% for another six months, after which any remaining balance became due. Gross advances received by acquired companies in April 2020 totaled $15.7 million. We began repaying the gross amount of the advances, via the offset mechanism described above, during the second quarter of fiscal year 2021, and had repaid all such advances as of July 2, 2022. We repaid $12.2 million of such advances in fiscal year 2021 and $3.5 million during the six months ended July 2, 2022.
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

The Final Rule provides states with substantial flexibility in utilizing ARPA Relief Funds, including to support public health expenditures such as vaccination programs and testing, and PPE purchases, as well as providing premium pay for essential workers, including those in home-care settings, among many other things. States may not use ARPA Recovery Funds to fund tax cuts, fund budget deficits, or to support public employee pensions. During the year ended December 31, 2022 we received $6.3 million of ARPA Recovery Funds from various states, $5.0 million of which we recognized as revenue in our consolidated statements of operations, and $1.3 million of which was recorded in other current liabilities on our consolidated balance sheet at December 31, 2022. We may receive additional ARPA Recovery Funds in the future, however we cannot estimate the amount or timing of any future receipts. These funds are not subject to repayment, provided we are able to attest and comply with any terms and conditions of such funding, as applicable. If we are unable to attest to attest or comply with current or future terms and conditions, our ability to retain some or all of the ARPA Recovery Funds received may be impacted, which is unknown at this time.

Important Operating Metrics

We review the following important metrics on a segment basis and not on a consolidated basis:

PDS Segment and MS Segment Operating Metrics

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

HHH Segment Operating Metrics

Home Health Total Admissions and Home Health Episodic Admissions

Home health total admissions represents the number of new patients who have begun receiving services. We review the number of home health admissions on a daily basis because we believe it is a leading indicator of our growth. We measure home health admissions by reimbursement structure, separating them into home health episodic admissions and fee-for-service admissions (other admissions), which allows us to better understand the payer mix of our home health business.

Home Health Total Episodes

Home health total episodes represents the number of episodic admissions and episodic recertifications to capture patients who have either started to receive services or have been recertified for another episode of care. Management reviews home health total episodes on a monthly basis to understand the volume of patients who were authorized to receive care during the month.

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

Results of Operations

Fiscal Year Ended December 31, 2022 Compared to the Fiscal Year Ended January 1, 2022

The following table summarizes our consolidated results of operations for the fiscal years indicated:

	For the fiscal years ended
(dollars in thousands)	December 31, 2022	% of Revenue	January 1, 2022	% of Revenue	Change	% Change
Revenue	$1,787,645	100.0%	$1,678,618	100.0%	$109,027	6.5%
Cost of revenue, excluding depreciation and amortization	1,234,418	69.1%	1,136,214	67.7%	98,204	8.6%
Gross margin	$553,227	30.9%	$542,404	32.3%	$10,823	2.0%
Branch and regional administrative expenses	357,230	20.0%	297,381	17.7%	59,849	20.1%
Field contribution	$195,997	11.0%	$245,023	14.6%	$(49,026)	-20.0%
Corporate expenses	137,864	7.7%	130,387	7.8%	7,477	5.7%
Goodwill impairment	675,346	37.8%	117,702	7.0%	557,644	473.8%
Depreciation and amortization	21,313	1.2%	20,550	1.2%	763	3.7%
Acquisition-related costs	99	0.0%	12,832	0.8%	(12,733)	-99.2%
Other operating expense (income)	3,651	0.2%	(337)	0.0%	3,988	NM
Operating loss	$(642,276)	-35.9%	$(36,111)	-2.2%	$(606,165)	NM
Interest expense, net	(107,041)		(68,677)		(38,364)	55.9%
Loss on debt extinguishment	-		(13,702)		13,702	-100.0%
Other income	85,503		4,914		80,589	NM
Income tax benefit (expense)	1,780		(3,468)		5,248	-151.3%
Net loss	$(662,034)		$(117,044)		$(544,990)	465.6%

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the fiscal years indicated:

	For the fiscal years ended
(dollars in thousands)	December 31, 2022	January 1, 2022	Change	% Change
Revenue	$1,787,645	$1,678,618	$109,027	6.5%
Cost of revenue, excluding depreciation and amortization	1,234,418	1,136,214	98,204	8.6%
Gross margin	$553,227	$542,404	$10,823	2.0%
Gross margin percentage	30.9%	32.3%
Branch and regional administrative expenses	357,230	297,381	59,849	20.1%
Field contribution	$195,997	$245,023	$(49,026)	-20.0%
Field contribution margin	11.0%	14.6%
Corporate expenses	$137,864	$130,387	$7,477	5.7%
As a percentage of revenue	7.7%	7.8%
Operating loss	$(642,276)	$(36,111)	$(606,165)	NM
As a percentage of revenue	-35.9%	-2.2%

The following tables summarize our key performance measures by segment for the fiscal years indicated:

	PDS
	For the fiscal years ended
(dollars and hours in thousands)	December 31, 2022	January 1, 2022	Change	% Change
Revenue	$1,415,105	$1,358,116	$56,989	4.2%
Cost of revenue, excluding depreciation and amortization	1,022,640	963,257	59,383	6.2%
Gross margin	$392,465	$394,859	$(2,394)	-0.6%
Gross margin percentage	27.7%	29.1%		-1.4%	(4)
Hours	38,461	37,867	594	1.6%
Revenue rate	$36.79	$35.87	$0.92	2.6%	(1)
Cost of revenue rate	$26.59	$25.44	$1.15	4.6%	(2)
Spread rate	$10.20	$10.43	$(0.23)	-2.2%	(3)

	HHH
	For the fiscal years ended
(dollars and admissions/episodes in thousands)	December 31, 2022	January 1, 2022	Change	% Change
Revenue	$232,584	$177,272	$55,312	31.2%
Cost of revenue, excluding depreciation and amortization	130,721	93,557	37,164	39.7%
Gross margin	$101,863	$83,715	$18,148	21.7%
Gross margin percentage	43.8%	47.2%		-3.4%	(4)
Home health total admissions (5)	49.0	39.6	9.4	23.7%
Home health episodic admissions (6)	30.2	24.9	5.3	21.3%
Home health total episodes (7)	48.5	37.5	11.0	29.3%
Home health revenue per completed episode (8)	$2,987	$2,917	$70	2.4%

	MS
	For the fiscal years ended
(dollars and UPS in thousands)	December 31, 2022	January 1, 2022	Change	% Change
Revenue	$139,956	$143,230	$(3,274)	-2.3%
Cost of revenue, excluding depreciation and amortization	81,057	79,400	1,657	2.1%
Gross margin	$58,899	$63,830	$(4,931)	-7.7%
Gross margin percentage	42.1%	44.6%		-2.5%	(4)
Unique patients served (“UPS”)	320	306	14	4.6%
Revenue rate	$437.36	$468.07	$(30.71)	-6.9%	(1)
Cost of revenue rate	$253.30	$259.48	$(6.18)	-2.5%	(2)
Spread rate	$184.06	$208.59	$(24.53)	-12.3%	(3)

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

Summary Operating Results

Operating Loss

Operating loss was $642.3 million, or 35.9% of revenue, for the fiscal year ended December 31, 2022, as compared to an operating loss of $36.1 million, or 2.2% of revenue, for the fiscal year ended January 1, 2022.

The operating loss for fiscal year 2022 primarily resulted from an increase in non-cash impairment charges of $557.6 million and a $49.0 million, or 20.0%, decrease in Field contribution as compared to fiscal year 2021. The $49.0 million decrease in Field contribution resulted from a $109.0 million, or 6.5%, increase in consolidated revenue, offset by a 3.6% decline in Field contribution margin to 11.0% for fiscal year 2022 from 14.6% for fiscal year 2021. The primary drivers of our lower Field contribution margin over the comparable fiscal year periods were a decrease in our gross margin percentage from 32.3% to 30.9% and a 2.3% increase in branch and regional administrative expense as a percentage of revenue to 20.0% for fiscal year 2022 from 17.7% for fiscal year 2021.

Net Loss

The $545.0 million increase in net loss over the comparable fiscal year periods, was primarily driven by the following:

•
the previously discussed $606.2 million increase in operating loss; and
•
a $38.4 million increase in interest expense, net of interest income; offset by
•
an aggregate $81.6 million increase in valuation gains on interest rate derivatives and decrease in net settlements incurred with interest rate swap counterparties over the comparable periods;
•
the absence of a $13.7 million loss on debt extinguishment incurred in the fiscal year ended January 1, 2022; and
•
a $5.2 million net decrease in income tax expense.

Revenue

Revenue was $1,787.6 million for the fiscal year ended December 31, 2022 as compared to $1,678.6 million for the fiscal year ended January 1, 2022, an increase of $109.0 million, or 6.5%. This increase resulted from the following segment activity:

•
a $57.0 million, or 4.2% increase in PDS revenue;
•
a $55.3 million, or 31.2%, increase in HHH revenue; offset by
•
a $3.3 million, or 2.3%, decrease in MS revenue.

Our PDS segment revenue growth of $57.0 million, or 4.2%, for the fiscal year ended December 31, 2022 was attributable to an increase in revenue rate of 2.6% and an increase in volume of 1.6%. The increase in PDS volume on a year over year basis was attributable to the following items:

•
an increase in volumes for a full year of operations contributed by the Accredited acquisition completed in December 2021; net of
•
a volume decline in our PDS businesses due to continued challenges in the labor markets including both shortages in workforce and inflationary wage pressures which constrained our ability to recruit and retain caregivers to meet existing patient demand.

The 2.6% increase in PDS revenue rate for the fiscal year ended December 31, 2022, as compared to the fiscal year ended January 1, 2022, resulted from reimbursement rate increases issued by various state Medicaid programs and managed Medicaid payers, partially offset by the growth in our non-clinical business contributed by the Accredited acquisition completed in November 2021, which has lower average revenue rates per hour than the comparable rates in the balance of our PDS businesses. Revenue rate also benefited in fiscal year 2022 from recognition of $5.0 million of ARPA Recovery Funds and lower implicit price concessions as compared to the prior year period.

Our HHH segment revenue growth of $55.3 million, or 31.2%, for the fiscal year ended December 31, 2022 resulted from incremental volume contributed by our 2021 HHH Acquisitions completed during the second and fourth fiscal quarters of 2021, partially offset by a decline in overall HHH volumes over the comparable fiscal year periods. HHH revenue was also negatively impacted in fiscal year 2022 by an increase in implicit price concessions in connection with the transition from and implementation of legacy and new electronic medical record, billing and collection systems, as well as the reinstatement of Medicare sequestration.

Our MS segment revenue decline of $3.3 million, or 2.3%, for the fiscal year ended December 31, 2022, as compared to the fiscal year ended January 1, 2022, was attributable to 4.6% volume growth combined with a decrease in revenue rate of 6.9%. The decrease in revenue rate was primarily attributable to payer rate decreases that became effective in September 2021 and the impact of certain product recalls on order fulfillment during the fiscal year ended December 31, 2022.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $1,234.4 million for the fiscal year ended December 31, 2022, as compared to $1,136.2 million for the fiscal year ended January 1, 2022, an increase of $98.2 million, or 8.6%. This increase resulted from the following segment activity:

•
a $59.4 million, or 6.2%, increase in PDS cost of revenue;
•
a $37.2 million, or 39.7%, increase in HHH cost of revenue; and
•
a $1.7 million, or 2.1%, increase in MS cost of revenue.

The 6.2% increase in PDS cost of revenue for the fiscal year ended December 31, 2022 resulted from the previously described 1.6% increase in PDS volume for the fiscal year ended January 1, 2022 and a 4.6% increase in PDS cost of revenue rate. The 4.6% increase in cost of revenue rate primarily resulted from higher caregiver labor costs including pass-through of reimbursement rate increases received by the Company during the fiscal year ended December 31, 2022, and $12.2 million higher general and professional liability expense associated with certain accrued legal settlements; net of approximately $11.7 million lower caregiver compensation costs compared to the prior fiscal resulting from the reduced impact of the COVID-19 pandemic.

The 39.7% increase in HHH cost of revenue for the fiscal year ended December 31, 2022 was driven by the increased volumes associated with the 2021 HHH Acquisitions completed during the second and fourth fiscal quarters of 2021, in addition to general wage pressures and higher overall caregiver labor costs in relation to fiscal year 2022 volumes.

The 2.1% increase in MS cost of revenue for the fiscal year ended December 31, 2022 was driven by the previously described 4.6% growth in MS volumes during fiscal year 2022, net of a 2.5% decrease in cost of revenue rate primarily due to lower order fulfillment per UPS and shifts in product mix.

Gross Margin and Gross Margin Percentage

Gross margin was $553.2 million, or 30.9% of revenue, for the fiscal year ended December 31, 2022, as compared to $542.4 million, or 32.3% of revenue, for the fiscal year ended January 1, 2022. Gross margin increased $10.8 million, or 2.0%, year over year. The 1.4% decrease in gross margin percentage for the fiscal year ended December 31, 2022 resulted from the combined changes in our revenue rates and cost of revenue rates in our PDS and MS segments, which we refer to as the change in our spread rate, and the change in gross margin percentage in our HHH segment, as follows:

•
a 2.2% decrease in PDS spread rate from $10.43 to $10.20, driven by the 2.6% increase in PDS revenue rate, net of the 4.6% increase in PDS cost of revenue rate;
•
a 12.3% decrease in MS spread rate from $208.59 to $184.06, driven by the 6.9% decrease in MS revenue rate, net of the 2.5% decrease in MS cost of revenue rate; and
•
our HHH segment, in which gross margin percentage decreased by 3.4%.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $357.2 million, or 20.0% of revenue, for the fiscal year ended December 31, 2022, as compared to $297.4 million, or 17.7% of revenue, for the fiscal year ended January 1, 2022, an increase of $59.8 million, or 20.1%.

The 20.1% increase in branch and regional administrative expenses exceeded revenue growth of 6.5% for the fiscal year ended December 31, 2022, as compared to the fiscal year ended January 1, 2022. The $59.8 million increase in branch and regional administrative expenses resulted from incremental branch and regional costs to support our 2021 HHH Acquisitions and Accredited acquisition. In the third quarter of fiscal year 2022, we began restructuring our branch and regional administrative footprint to appropriately size our resources to current volumes and we continue to focus on these initiatives in 2023. As a result, branch and regional administrative expenses for fiscal year 2022 included severance expenses related to headcount reductions and facility costs associated with the closure of certain office locations.

Field Contribution and Field Contribution Margin

Field contribution was $196.0 million, or 11.0% of revenue, for the fiscal year ended December 31, 2022 as compared to $245.0 million, or 14.6% of revenue, for the fiscal year ended January 1, 2022. Field contribution decreased $49.0 million, or 20.0%, for the fiscal year ended December 31, 2022, as compared to the fiscal year ended January 1, 2022. The 3.6% decrease in Field contribution margin for the fiscal year ended December 31, 2022 resulted from the following:

•
the 1.4% decrease in gross margin percentage in the fiscal year ended December 31, 2022, as compared to the fiscal year ended January 1, 2022; net of
•
the 2.3% increase in branch and regional administrative expenses as a percentage of revenue for the fiscal year ended December 31, 2022, as compared to the fiscal year ended January 1, 2022.

Field Contribution and Field Contribution Margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the fiscal years ended December 31, 2022 and January 1, 2022 were as follows:

	For the fiscal years ended
	December 31, 2022		January 1, 2022
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$1,787,645		$1,678,618
Corporate expense components:
Compensation and benefits	$67,196	3.8%	$62,749	3.7%
Non-cash share-based compensation	11,103	0.6%	11,561	0.7%
Professional services	32,438	1.8%	32,004	1.9%
Rent and facilities expense	12,501	0.7%	13,088	0.8%
Office and administrative	3,478	0.2%	2,853	0.2%
Other	11,148	0.6%	8,132	0.5%
Total corporate expenses	$137,864	7.7%	$130,387	7.8%

Corporate expenses were $137.9 million, or 7.7% of revenue, for the fiscal year ended December 31, 2022, as compared to $130.4 million, or 7.8% of revenue, for the fiscal year ended January 1, 2022. The $7.5 million or 5.7% increase in year over year corporate expenses resulted primarily from:

•
incremental compensation and benefits necessary to support the operations and integration process for the companies we acquired in fiscal year 2021, net of lower incentive costs; and
•
incremental compensation and benefits associated with certain corporate restructuring activities, including compensation, severance and related benefits costs associated with the executive transition plan effective on December 31, 2022.

Goodwill Impairment

Goodwill impairment was $675.3 million for the fiscal year ended December 31, 2022, compared to $117.7 million for the fiscal year ended January 1, 2022, an increase of $557.6 million. During fiscal year 2022, we recorded two impairment charges as a result of continuing inflationary and overall cost pressures, which had the effect of constraining patient volume growth in relation to costs across most of our businesses. We performed an interim impairment assessment as of July 2, 2022 and based on that assessment, we determined that the carrying value of five of our six reporting units across our three segments exceeded their respective fair values and accordingly recorded an aggregate goodwill impairment charge of $470.2 million for the three-month period ended July 2, 2022. During our annual goodwill impairment test during the fourth quarter of fiscal year 2022, we determined that the carrying value of five of our six reporting units across our three segments exceeded their respective fair values and accordingly recorded an aggregate goodwill impairment charge of $205.1 million for the three-month period ended December 31, 2022.

Depreciation and Amortization

Depreciation and amortization was $21.3 million for the fiscal year ended December 31, 2022, compared to $20.6 million for the fiscal year ended January 1, 2022, an increase of $0.8 million, or 3.7%. The $0.8 million increase primarily resulted from incremental depreciation and amortization associated with assets acquired in connection with the acquisitions of Comfort Care and Accredited, completed in the fourth quarter of fiscal year 2021.

Acquisition-related Costs

Acquisition-related costs were $0.1 million for the fiscal year ended December 31, 2022, compared to $12.8 million for the fiscal year ended January 1, 2022. Acquisition-related costs in fiscal year 2021 were primarily attributable to the 2021 HHH Acquisitions and the Accredited acquisition completed in the fourth quarter of fiscal year 2021, versus nominal acquisition activity in fiscal year 2022.

Other Operating Expense (Income)

Other operating expenses were $3.7 million for the fiscal year ended December 31, 2022, compared to operating income of $0.3 million. Other operating expenses in fiscal year 2022 were primarily related to the impairment of licenses associated with a legacy billing and collection system.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $107.0 million for the fiscal year ended December 31, 2022, compared to $68.7 million for the fiscal year ended January 1, 2022, an increase of $38.4 million, or 55.9%. Interest expense was primarily impacted in fiscal year 2022 by significant increases in LIBOR rates, largely because the Federal Reserve Board significantly increased the U.S. federal funds rate in 2022. Interest expense also was impacted by the $60.0 million borrowing under the Delayed Draw Term Loan Facility (as defined below) in August 2022 and additional borrowing under the Securitization Facility in fiscal year 2022 of $20.0 million. Additionally, the full year effect of the acquisition financing for the Accredited and Comfort Care acquisitions in December 2021 resulted in higher comparative interest expense, as discussed below in the Liquidity and Capital Resources section.

Loss on Debt Extinguishment

Loss on debt extinguishment was $13.7 million for the fiscal year ended January 1, 2022. Such costs in 2021 were related to capital structure changes we made in fiscal year 2021 as a result of our IPO in April, 2021. There were no such costs incurred for the fiscal year ended December 31, 2022.

Other Income (Expense)

Other income was $85.5 million for the fiscal year ended December 31, 2022, compared to other income of $4.9 million for the fiscal year ended January 1, 2022, an increase of $80.6 million. We realized a $72.2 million increase in valuation gains associated with interest rate derivatives in fiscal year 2022 resulting from the market expectation of an increase in interest rates. Net settlements incurred with swap counterparties also decreased $9.5 million as interest rates moved above the swap rate in the second half of fiscal year 2022, resulting in net cash received from swap counterparties. Details of other income in fiscal years 2022 and 2021 included the following:

	For the fiscal years ended
(dollars in thousands)	December 31, 2022	January 1, 2022
Valuation gain (loss) to state interest rate derivatives at fair value	$85,367	$13,194
Net settlements incurred with interest rate derivative counterparties	(101)	(9,571)
Other	237	1,291
Total other income (expense)	$85,503	$4,914

Income Taxes

We incurred income tax benefit of $1.8 million for the fiscal year ended December 31, 2022, as compared to income tax expense of $3.5 million for the fiscal year ended January 1, 2022, a net 151.3% decrease. This decrease in tax expense was primarily driven by changes in federal and state valuation allowances, changes in uncertain tax positions, and federal and state current tax expense.

Non-GAAP Financial Measures

In addition to our results of operations prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which we have discussed above, we also evaluate our financial performance using EBITDA, Adjusted EBITDA, Field contribution and Field contribution margin.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP financial measures and are not intended to replace financial performance measures determined in accordance with U.S. GAAP, such as net income (loss). Rather, we present EBITDA and Adjusted EBITDA as supplemental measures of our performance. We define EBITDA as net income (loss) before interest expense, net; income tax (expense) benefit; and depreciation and amortization. We define Adjusted EBITDA as EBITDA, adjusted for the impact of certain other items that are either non-recurring, infrequent, non-cash, unusual, or items deemed by management to not be indicative of the performance of our core operations, including impairments of goodwill, intangible assets, and other long-lived assets; non-cash, share-based compensation; sponsor fees; loss on extinguishment of debt; fees related to debt modifications; the effect of interest rate derivatives; acquisition-related and integration costs; legal costs and settlements associated with acquisition matters; COVID-19 related costs; restructuring costs; other legal matters; and other system transition costs, professional fees and other costs. As non-GAAP financial measures, our computations of EBITDA and Adjusted EBITDA may vary from similarly termed non-GAAP financial measures used by other companies, making comparisons with other companies on the basis of this measure impracticable.

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

We have incurred substantial acquisition-related costs and integration costs in fiscal years 2022 and 2021. The underlying acquisition activities take place over a defined timeframe, have distinct project timelines and are incremental to activities and costs that arise in the ordinary course of our business. Therefore, we believe it is important to exclude these costs from our Adjusted EBITDA because it provides management a normalized view of our core, ongoing operations after integrating our acquired companies, which is an important measure in assessing our performance.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods indicated:

	For the fiscal years ended
(dollars in thousands)	December 31, 2022	January 1, 2022
Net income (loss)	$(662,034)	$(117,044)
Interest expense, net	107,041	68,677
Income tax (benefit) expense	(1,780)	3,468
Depreciation and amortization	21,313	20,550
EBITDA	(535,460)	(24,349)
Goodwill, intangible and other long-lived asset impairment	679,019	117,812
Non-cash share-based compensation	15,893	14,425
Sponsor fees (1)	-	808
Loss on extinguishment of debt	-	13,702
Bank fees related to debt modifications	-	7,178
Interest rate derivatives (2)	(85,265)	(4,746)
Acquisition-related costs (3)	99	12,832
Integration costs (4)	17,793	17,515
Legal costs and settlements associated with acquisition matters (5)	4,082	1,595
COVID-related costs, net of reimbursement (6)	5,087	18,865
Restructuring (7)	6,775	-
Other legal matters (8)	12,240	-
Other system transition costs, professional fees and other (9)	9,059	8,596
Total adjustments (10)	$664,782	$208,582
Adjusted EBITDA	$129,322	$184,233

1.
Represents annual management fees paid to our sponsors under the Management Agreement as defined in Note 17 – Related Party Transactions to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The Management Agreement terminated in accordance with its terms upon completion of our IPO.
2.
Represents valuation adjustments and settlements associated with interest rate derivatives that are not included in interest expense, net. Such items are included in other income.
3.
Represents transaction costs incurred in connection with planned, completed, or terminated acquisitions, which include investment banking fees, legal diligence and related documentation costs, and finance and accounting diligence and documentation, as presented on the Company’s consolidated statements of operations.
4.
Represents (i) costs associated with our Integration Management Office, which focuses on our integration efforts and transformational projects such as systems conversions and implementations, material cost reduction and restructuring projects, among other things, of $2.8 million and $3.6 million for the fiscal years ended December 31, 2022 and January 1, 2022, respectively; and (ii) transitionary costs incurred to integrate acquired companies into our field and corporate operations of $15.0 million and $13.9 million for the fiscal years ended December 31, 2022 and January 1, 2022, respectively. Transitionary costs incurred to integrate acquired companies include IT consulting costs and related integration support costs; salary, severance and retention costs associated with duplicative acquired company personnel until such personnel are exited from the Company; accounting, legal and consulting costs; expenses and impairments related to the closure and consolidation of overlapping markets of acquired companies, including lease termination and relocation costs; costs associated with terminating legacy acquired company contracts and systems; and one-time costs associated with rebranding our acquired companies and locations to the Aveanna brand.
5.
Represents legal and forensic costs, as well as settlements associated with resolving legal matters arising during or as a result of our acquisition-related activities. This primarily includes costs of $3.8 million and $1.5 million for the fiscal years ended December 31, 2022 and January 1, 2022, respectively, to comply with the U.S. Department of Justice, Antitrust Division’s grand jury subpoena related to nurse wages and hiring activities in certain of our markets, in connection with a terminated transaction.
6.
Represents costs incurred as a result of the COVID-19 environment, primarily including, but not limited to, (i) relief, vaccine, and hero pay provided to our caregivers; staffing and retention related incentives to attract and retain caregivers in the midst of the Omicron surge; and other incremental compensation costs; (ii) sick leave for our caregivers required by OSHA's Emergency Temporary Standard, costs required to comply with federal, state and local vaccination mandates and testing requirements, and worker compensation costs for mandated quarantine time; (iii) incremental PPE costs; and (iv) salary, severance and lease termination costs associated with workforce reductions necessitated by COVID-19; net of temporary reimbursement rate increases provided by certain state Medicaid and Medicaid Managed Care programs which approximated $0.1 million for the fiscal year ended January 1, 2022.
7.
Represents costs associated with restructuring our branch and regional administrative footprint as well as our corporate overhead infrastructure costs during the fiscal year ended December 31, 2022, in order to appropriately size our resources to current volumes, including (i) branch and regional salary and severance costs; (ii) corporate salary and severance costs; and (iii) rent and lease termination costs associated with the closure of certain office locations. Restructuring costs also include compensation, severance and related benefits costs associated with the executive transition plan effective on December 31, 2022. There were no such costs for the fiscal year ended January 1, 2022.
8.
Represents accrued legal settlements and related costs and expenses associated with certain judgments and arbitration awards rendered against the Company related to a civil litigation matter in Texas, and under which insurance coverage is in dispute.
9.
Represents (i) costs associated with the implementation of, and transition to, new electronic medical record systems and billing and collection systems, duplicative system costs while such transformational projects are in-process, and other system transition costs of $6.0 million and $5.6 million for the fiscal years ended December 31, 2022, and January 1, 2022, respectively; and (ii) professional fees associated with preparation for Sarbanes-Oxley compliance, advisory fees associated with preparation for and execution of our initial public equity offering of $3.2 million and $4.5 million for the fiscal years ended December 31, 2022, and January 1, 2022, respectively; and (iii) $(0.2) million of net gains on disposal of businesses during the fiscal year ended December 31, 2022 (there were no such gains or losses in the prior fiscal year); (iv) costs associated with obtaining certificates of need of $0.3 million for the fiscal year ended December 31, 2022 (there were no such costs in the prior fiscal year); and (v) certain other costs or (income) that are either non-cash or non-core to the Company’s ongoing operations of ($0.2) million and ($1.5) million for the fiscal years ended December 31, 2022, and January 1, 2022, respectively.
10.
The table below reflects the increase or decrease, and aggregate impact, to the line items included on our consolidated statements of operations based upon the adjustments used in arriving at Adjusted EBITDA from EBITDA for the periods indicated:

	Impact to Adjusted EBITDA
	For the fiscal years ended
(dollars in thousands)	December 31, 2022	January 1, 2022
Revenue	$139	$(153)
Cost of revenue, excluding depreciation and amortization	19,310	16,948
Branch and regional administrative expenses	9,395	6,454
Corporate expenses	42,343	46,345
Goodwill impairment	675,346	117,702
Acquisition-related costs	99	12,832
Other operating expense (income)	3,652	(337)
Loss on debt extinguishment	-	13,702
Other (income) expense	(85,502)	(4,911)
Total adjustments	$664,782	$208,582

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

The following table reconciles operating income to Field contribution and Field contribution margin for the periods indicated:

	For the fiscal years ended
(dollars in thousands)	December 31, 2022	January 1, 2022
Operating loss	$(642,276)	$(36,111)
Other operating expense (income)	3,651	(337)
Acquisition-related costs	99	12,832
Depreciation and amortization	21,313	20,550
Goodwill impairment	675,346	117,702
Corporate expenses	137,864	130,387
Field contribution	$195,997	$245,023
Revenue	$1,787,645	$1,678,618
Field contribution margin	11.0%	14.6%

Liquidity and Capital Resources

Overview

Our principal sources of cash have historically been from operating activities. Our principal source of liquidity in excess of cash from operating activities has historically been from proceeds from our credit facilities and issuances of common stock. In May, 2021 we raised net proceeds of $477.7 million from our initial public offering, after deducting underwriting discounts and commissions and inclusive of our underwriters’ partial exercise of their overallotment option. We used $407.0 million of these proceeds to repay certain first lien and second lien debt obligations with the balance used for acquisitions in fiscal year 2021 and general corporate purposes. In November 2021, we entered into the Securitization Facility, which we also use as a source of liquidity for completing acquisitions and for working capital as needed.

Our principal uses of cash and liquidity have historically been for acquisitions, interest and principal payments under our credit facilities, payments under our interest rate swaps, and financing of working capital. Payment of interest and related fees under our credit facilities is the most significant use of our operating cash flow. Our goal is to use cashflow provided by operations as a source of cash to reduce our net leverage and supplement the purchase price of acquisitions.

As permitted by the CARES Act, we deferred payment of $46.8 million of payroll taxes to the Internal Revenue Service (“IRS”) in fiscal year 2020, which increased our net cash provided by operating activities and available cash on hand. Certain companies we acquired in fiscal years 2020 and 2021 had also deferred payroll taxes of $4.6 million in aggregate in fiscal year 2020. We did not defer any payroll taxes after December 31, 2020. In December 2021, we paid $25.9 million to the IRS, reducing our aggregate deferred payroll tax liabilities to $25.5 million as of January 1, 2022, which we paid in full to the IRS in December 2022.

Certain of our acquired home health and hospice companies received advance payments from CMS in April 2020 pursuant to the CARES Act. Receipt of the advances did not increase our net cash provided by operating activities in fiscal year 2020 as such amounts reduced the respective purchase prices of those acquired companies. Gross advances received by acquired companies totaled $15.7 million. We began repaying the gross amount of the advances in April 2021, using cash from operating activities, and repaid $12.2 million of such advances in fiscal year 2021 and repaid the remaining $3.5 million in fiscal year 2022.

In connection with the enforcement of a $19.8 million legal judgment, in March 2023 $18.4 million of cash was garnished from the Company’s accounts via a writ of garnishment. In response, we promptly recorded an $18.4 million cash collateralized appellate bond with the court and filed a motion to dissolve the writ of garnishment and return the previously garnished funds. We expect the court to grant our motion to dissolve the writ of garnishment and refund in full the $18.4 million of cash previously garnished from our accounts. With respect to the $18.4 million of cash collateral supporting our appellate bond, this cash is restricted and reduces cash available to us for general working capital purposes until the appeal process is concluded, which could take up to, or potentially more than, 24 months. We have drawn on our Securitization Facility and Revolving Credit Facility to replace cash subject to garnishment and also to fund the appellate bond.

In response to a $7.9 million arbitration award rendered against us in connection with this civil litigation matter, we may be required to fund up to $7.9 million of cash collateral while this matter is under appeal. This cash collateral would also be restricted and would otherwise reduce cash available to us for general working capital purposes until the appeal process is concluded. If we are required to fund this cash collateral, we intend to use available cash on hand or borrow under our Revolving Credit Facility based on circumstances at the time of funding.

In connection with a settlement agreement we entered into in March 2023 with the sellers of Epic/Freedom LLC and other defendants (collectively, the “Defendants”), we will fund, in April 2023, approximately $6.8 million to an escrow account for the purposes of settling certain tax audits with the IRS, which are currently under appeal with the IRS. At such time as the audits are concluded, these escrowed funds will be used to satisfy any additional amounts due to the IRS or paid to the Sellers. To the extent that any additional amounts due to the IRS exceed the escrowed funds, Aveanna as taxpayer will be required to fund such amounts, however has contractual rights to reimbursement from the Defendants. We expect these tax matters to conclude in the second half of 2023. We intend to fund this escrow account with cash on hand or borrowing capacity under our Revolving Credit Facility based on circumstances at the time of funding.

At December 31, 2022 we had $19.2 million in cash on hand, $35.0 million available to us under our securitization facility and $180.3 million of borrowing capacity under the Revolving Credit Facility. Available borrowing capacity under the revolving credit facility is subject to a maintenance leverage covenant that becomes effective if more than 30% of the total commitment is utilized, subject to a $15.0 million carve-out for letters of credit. We believe that borrowing capacity under the Revolving Credit Facility will decrease in the first quarter of 2023. We believe that our operating cash flows, available cash on hand, and availability under our Securitization Facility and Revolving Credit Facility will be sufficient to meet our cash requirements for at least the next twelve months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments and future results of operations. We cannot assure you that cash provided by operating activities or cash and cash equivalents will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.

Cash Flow Activity

The following table sets forth a summary of our cash flows from operating, investing, and financing activities for the fiscal years presented:

	For the fiscal years ended
(dollars in thousands)	December 31, 2022	January 1, 2022
Net cash used in operating activities	$(48,402)	$(11,350)
Net cash used in investing activities	$(25,291)	$(681,831)
Net cash provided by financing activities	$62,420	$586,326

Operating Activities

The primary sources or uses of our operating cash flow are operating income or operating losses, net of any goodwill impairments that we record as well as any other significant non-cash items such as depreciation, amortization and share-based compensation, less cash paid for interest. The timing of collections of accounts receivable and the payment of accounts payable, other accrued liabilities and accrued payroll can also impact and cause fluctuations in our operating cash flow. Cash used in operating activities increased by $37.1 million in fiscal year 2022 compared to fiscal year 2021, primarily due to:

•
growth in operating losses in fiscal year 2022, net of significant non-cash items such as goodwill impairment, depreciation and amortization, share-based compensation, and loss on disposal of licenses;
•
a net increase in cash paid for interest and cash paid to derivative counterparties from $68.5 million in fiscal year 2021 to $102.6 million in fiscal year 2022; net of
•
the comparable provision of cash associated with operating assets and liabilities over the comparable periods, primarily associated with insurance reserves.

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

	January 1, 2022	April 2, 2022	July 2, 2022	October 1, 2022	December 31, 2022
Days Sales Outstanding	44.9	46.5	50.0	47.8	44.5

Investing Activities

Net cash used in investing activities was $25.3 million for the fiscal year ended December 31, 2022, as compared to $681.8 million for the fiscal year ended January 1, 2022. The $656.5 million decrease in cash used in the fiscal year ended December 31, 2022 was primarily related to the significant acquisition activity in fiscal year 2021 which was not present in fiscal year 2022. Cash paid for acquisitions of businesses, net of cash acquired, was $2.0 million in 2022 as compared to $666.9 million in 2021.

Financing Activities

Net cash provided by financing activities decreased by $523.9 million, from $586.3 million for the fiscal year ended January 1, 2022 to $62.4 million for the fiscal year ended December 31, 2022. The $62.4 million net cash provided in fiscal year 2022 was primarily related to the following items:

•
$59.7 million in net proceeds drawn under the Delayed Draw Term Loan Facility;
•
$20.0 million in net proceeds drawn under our Securitization Facility; net of
•
$18.8 million of principal payments on term loans and notes payable.

The $586.3 million net cash provided in fiscal year 2021 was primarily related to the following items:

•
$477.7 million in net proceeds from the IPO;
•
$120.0 million in net proceeds from our Securitization Facility;
•
$42.4 million in net proceeds from the issuance and repayment of certain term loans and notes payable in fiscal year 2021; net of
•
payment of $15.2 million of debt issuance costs; and
•
the return of $31.9 million of government stimulus funds, net of $2.5 million of funds received.

Indebtedness

We typically incur term loan indebtedness to finance our acquisitions, and we borrow under our Securitization Facility and Revolving Credit Facility from time to time for working capital purposes, as well as to finance acquisitions, as needed. The following table presents our current and long-term obligations under our credit facilities as of December 31, 2022 and January 1, 2022, as well as related interest expense for fiscal years 2022 and 2021, respectively:

	Current and Long-term			Interest Expense
(dollars in thousands)	Obligations			For the fiscal years ended
Instrument	December 31, 2022	January 1, 2022	Interest Rate	December 31, 2022	January 1, 2022
Initial First Lien Term Loan (1)	$-	$-	L + 4.25%	$-	$15,911
First Lien First Amendment Term Loan (1)	-	-	L + 5.50%	-	7,599
First Lien Fourth Amendment Term Loan (1)	-	-	L + 6.25%	-	5,749
Second Lien Term Loan (1)	-	-	L + 8.00%	-	7,252
Incremental Second Lien Term Loan (1)	-	-	L + 8.00%	-	285
2021 Extended Term Loan (2)(3)	908,950	857,850	L + 3.75%	55,923	19,384
Term Loan - Second Lien Term Loan (2)	415,000	415,000	L + 7.00%	36,538	1,903
Revolving Credit Facility (2)	-	-	L + 3.75%	889	-
Securitization Facility (4)	140,000	120,000	BSBY + 2.25%	5,513	271
Amortization of debt issuance costs	-	-		7,780	8,698
Other	-	-		1,077	1,878
Total Indebtedness	$1,463,950	$1,392,850		$107,720	$68,930
Weighted Average Interest Rate (5)	8.9%	5.0%

1.
Variable rate debt instruments which accrue interest at a rate equal to the LIBOR rate (subject to a minimum of 1.00%), plus an applicable margin.

2.
Variable rate debt instruments which accrue interest at a rate equal to the LIBOR rate (subject to a minimum of 0.50%), plus an applicable margin.
3.
2021 Extended Term Loan includes $59.7 million outstanding as of December 31, 2022 associated with the Delayed Draw Term Loan Facility ("DDTL"). No amounts were outstanding under the DDTL at January 1, 2022. The Company incurred commitment fees of $7.3 and $2.1 million in fiscal years 2022 and 2021, respectively, in order to maintain the availability of the DDTL. The Company terminated the DDTL commitment in November 2022.
4.
Variable rate debt instrument that accrues interest at a rate equal to the Bloomberg Short-term Bank Yield Index (“BSBY”) plus an applicable margin.
5.
Represents the weighted average annualized interest rate based upon the outstanding balances at December 31, 2022 and January 1, 2022, respectively, and the applicable interest rates at that date.

We were in compliance with all financial covenants and restrictions related to existing credit facilities at December 31, 2022 and January 1, 2022.

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

On July 15, 2021 we entered into an Extension Amendment (the “Extension Amendment”) to our First Lien Credit Agreement, originally dated as of March 16, 2017, with Barclays Bank, as administrative agent, the collateral agent, a letter of credit issuer, and swingline lender, and the lenders and other agents party thereto from time to time (as amended to date, the “First Lien Credit Agreement”). The Extension Amendment converted outstanding balances under all remaining first lien term loans into a single term loan in an aggregate principal amount of $860.0 million (the “2021 Extended Term Loan”), and extended the maturity date to July 2028. The Extension Amendment also provided for a delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) in an aggregate principal amount of $200.0 million, which permitted us to incur senior secured first lien term loans (the “Delayed Draw Term Loans”) from time to time until July 15, 2023, in each case subject to certain terms and conditions. On August 9, 2022 we borrowed $60 million under the Delayed Draw Term Loan Facility to replace cash on our balance sheet previously used to complete acquisitions in the fourth quarter of fiscal year 2021. We terminated the remaining available amount of $140.0 million under the DDTL on November 16, 2022.

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

On November 12, 2021, we entered into a three-year Securitization Facility (the “Securitization Facility”) which increases the Company’s borrowing capacity by collateralizing a portion of our patient accounts receivable at favorable interest rates relative to our 2021 Extended Term Loan. The maximum amount available under the Securitization Facility is $150.0 million, subject to maintenance of certain borrowing base requirements. Borrowings under this facility carry variable interest rates tied to BSBY plus an applicable margin. Please see Note 7 – Securitization Facility, to the audited Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion related to the Securitization Facility. On August 8, 2022, we amended our Securitization Facility to increase the maximum amount available to $175.0 million, subject to maintaining certain borrowing base requirements.

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

In July 2017, the U.K. Financial Conduct Authority, the regulator of the LIBOR, indicated that it will no longer require banks to submit rates to the LIBOR administrator after 2021 (“LIBOR Phaseout”). This announcement signaled that the calculation of LIBOR and its continued use could not be guaranteed after 2021 and the anticipated cessation date is June 30, 2023. A change away from LIBOR may impact our Senior Secured Credit Facilities. We continue to monitor developments related to the LIBOR transition and/or identification of an alternative, market-accepted rate. The impact related to any changes cannot be predicted at this time. For further information on the impact related to the LIBOR Phaseout and the effect of significant increase in interest rates over fiscal year 2022, see “Risk Factors— Risks Related to Our Business and Industry—Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.”

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

All revenue is recognized based on established billing rates reduced by contractual adjustments and discounts provided to third-party payers and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements and historical experience. Implicit price concessions are based on historical collection experience. Our revenue cycle management systems calculate contractual adjustments and discounts on a patient-by-patient or product-by-product basis based on the rates in effect for each primary third-party payer. Due to complexities involved in determining amounts ultimately due under reimbursement arrangements with third-party payers, which are often subject to interpretation and review, we may receive reimbursement for healthcare services authorized and provided that is different from our estimates. In addition, due to changes in general economic conditions, patient accounting service center operations, or payer mix, historical collection experience may not accurately reflect current period collections.

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

During fiscal year 2022, we recorded two impairment charges as a result of continuing inflationary and overall cost pressures, which had the effect of constraining patient volume growth in relation to costs across most of our businesses. We performed an interim impairment assessment as of July 2, 2022 and based on that assessment, we determined that the carrying value of five of our six reporting units across our three segments exceeded their respective fair values and accordingly recorded an aggregate goodwill impairment charge of $470.2 million during the three-month period ended July 2, 2022. During our annual goodwill impairment test during the fourth quarter of fiscal year 2022, we determined that the carrying value of five of our six reporting units across our three segments exceeded their respective fair values and accordingly recorded an aggregate goodwill impairment charge of $205.1 million during the three-month period ended December 31, 2022.

We can provide no assurance that our goodwill will not become subject to impairment in any future period.

Insurance Reserves

As is typical in the healthcare industry, we are subject to claims that our services have resulted in patient injury or other adverse effects.

The Company maintains primary commercial insurance coverage on a claims made basis for professional malpractice claims with a $1.5 million per claim deductible and $5.0 million per claim and annual aggregate limits as of October 1, 2022. The Company maintains excess insurance coverage for professional malpractice claims. In addition, the Company maintains workers’ compensation insurance with a $0.5 million per claim deductible and statutory limits. Our insurance reserves include estimates of the ultimate costs, including third-party legal defense costs for claims that have been reported but not paid and claims that have been incurred but not reported at the balance sheet dates. Although substantially all reported claims are paid directly by our commercial insurance carriers (less any applicable deductibles and/or self-insured retentions), we are ultimately responsible for payment of these claims in the event our insurance carriers become insolvent or otherwise do not honor the contractual obligations under the malpractice policies. We are required under U.S. GAAP to recognize these estimated liabilities in our consolidated financial statements on a gross basis, with a corresponding receivable from the insurance carriers reflecting the contractual indemnity provided by the carriers under the related malpractice policies.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Under SEC rules and regulations, as a smaller reporting company we are not required to provide the information otherwise required by this Item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aveanna Healthcare Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aveanna Healthcare Holdings Inc. and subsidiaries (the Company) as of December 31, 2022 and January 1, 2022, the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework),” and our report dated March 16, 2023 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosure to which they relate.

Estimated Explicit and Implicit Price Concessions on Patient Accounts Receivable
Description of the Matter

As of December 31, 2022 and January 1, 2022, estimated explicit and implicit price concessions of $52.6 million and $55.8 million, respectively, were recorded as reductions to patient accounts receivable balances to arrive at the estimated collectible revenue and patient accounts receivable. As discussed in Note 3 to the consolidated financial statements, the Company determines the transaction price based on established billing rates reduced by estimates for contractual adjustments and discounts provided to third-party payors and implicit price concessions. Explicit and implicit price concessions are based on contractual agreements and historical collection experience.

Auditing management’s estimates of estimated explicit and implicit price concessions was extensive due to the significant data inputs utilized in estimating the related amounts and as it required certain judgments regarding underlying assumptions. The Company’s methodology utilizes analyses of historical cash collection experience over a trailing period as well as an assessment of various factors including updated regulations, contract negotiations with payors and changes in market conditions, among other factors.

How We Addressed the Matter in Our Audit

To test the estimated explicit and implicit price concessions, we performed audit procedures that included, among others, performing data analytics to test the completeness and accuracy of the recorded revenue and to develop an independent range of patient accounts receivable, inclusive of explicit and implicit price concessions, for comparison to the Company’s recorded amounts, and tracing a sample of cash receipts to third-party evidence. Our testing also included assessing methodologies and evaluating the significant assumptions and testing the completeness and accuracy of the underlying data used by the Company in its estimates. We also assessed the historical accuracy of management’s estimates as a source of potential corroborative or contrary evidence.

Goodwill Impairment
Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company performs its annual goodwill impairment test on the first day of the fourth quarter of each fiscal year or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test compares the fair value of the reporting unit (calculated using a combination of discounted cash flows and a market approach that compares a reporting unit’s earnings and revenue multiples to those of comparable companies) to its carrying value. The Company performed an interim impairment assessment as of July 2, 2022 and based on that assessment, determined that the carrying value of five of its six reporting units across the three segments exceeded their respective fair values and accordingly recorded an aggregate goodwill impairment charge of $470.2 million during the three-month period ended July 2, 2022. During the fourth quarter of fiscal year 2022, the Company determined that the carrying value of five of its six reporting units across the three segments exceeded their respective fair values and accordingly recorded an aggregate goodwill impairment charge of $205.1 million during the three-month period ended December 31, 2022.

Auditing management’s goodwill impairment tests for the impaired reporting units was complex and judgmental due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimates were sensitive to significant assumptions, such as revenue growth rates, projected earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins and discount rate, among others, which are affected by expectations about economic conditions, changes to business models or changes in operating performance.

How We Addressed the Matter in Our Audit

To test the estimated fair value of the impaired reporting units, we performed audit procedures that included, among others, assessing valuation methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We involved our valuation specialists in reviewing the valuation methodology, discount rate, and assessing the market multiples by comparison to select publicly traded companies. We also tested the underlying data used by the Company in its analysis for completeness and accuracy. We assessed the reasonableness of the Company’s revenue growth rates and projected EBITDA margins, by comparing those assumptions to recent historical performance and current economic and industry trends. We recalculated the reporting unit’s fair value based on management’s significant assumptions and tested the allocation of assets and liabilities used to calculate the carrying value of the reporting unit.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Atlanta, GA

March 16, 2023

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
	As of
	December 31, 2022	January 1, 2022

ASSETS
Current assets:
Cash and cash equivalents	$19,217	$30,490
Patient accounts receivable	221,237	218,917
Receivables under insured programs	4,395	6,373
Prepaid expenses	15,089	14,233
Other current assets	9,813	9,202
Total current assets	269,751	279,215
Property and equipment, net	22,752	31,374
Operating lease right of use assets	54,601	51,992
Goodwill	1,159,688	1,835,580
Intangible assets, net	95,863	102,851
Receivables under insured programs	22,865	25,530
Other long-term assets	86,240	7,829
Total assets	$1,711,760	$2,334,371

LIABILITIES, DEFERRED RESTRICTED STOCK UNITS, AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$44,624	$52,624
Accrued payroll and employee benefits	43,836	54,565
Current portion of insurance reserves - insured programs	4,395	6,373
Current portion of insurance reserves	27,531	13,466
Securitization obligations	140,000	120,000
Current portion of long-term obligations	9,200	8,600
Current portion of operating lease liabilities	13,070	13,534
Current portion of deferred payroll taxes	-	25,523
Other current liabilities	43,841	50,146
Total current liabilities	326,497	344,831
Revolving credit facility	-	-
Long-term obligations, less current portion	1,281,082	1,226,517
Long-term insurance reserves - insured programs	22,865	25,530
Long-term insurance reserves	35,470	35,122
Operating lease liabilities, less current portion	45,818	44,682
Deferred income taxes	3,844	3,046
Other long-term liabilities	359	16,692
Total liabilities	1,715,935	1,696,420
Commitments and contingencies (Note 14)
Deferred restricted stock units	2,135	2,135
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value as of December 31, 2022 and January 1, 2022,
5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value, 1,000,000,000 shares authorized;
188,859,165 and 184,732,268 issued and outstanding, respectively	1,888	1,847
Additional paid-in capital	1,228,512	1,208,645
Accumulated deficit	(1,236,710)	(574,676)
Total stockholders’ (deficit) equity	(6,310)	635,816
Total liabilities, deferred restricted stock units, and stockholders’ (deficit) equity	$1,711,760	$2,334,371

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the fiscal years ended
	December 31, 2022	January 1, 2022
Revenue	$1,787,645	$1,678,618
Cost of revenue, excluding depreciation and amortization	1,234,418	1,136,214
Branch and regional administrative expenses	357,230	297,381
Corporate expenses	137,864	130,387
Goodwill impairment	675,346	117,702
Depreciation and amortization	21,313	20,550
Acquisition-related costs	99	12,832
Other operating expense (income)	3,651	(337)
Operating loss	(642,276)	(36,111)
Interest income	679	253
Interest expense	(107,720)	(68,930)
Loss on debt extinguishment	-	(13,702)
Other income	85,503	4,914
Loss before income taxes	(663,814)	(113,576)
Income tax benefit (expense)	1,780	(3,468)
Net loss	$(662,034)	$(117,044)
Net loss per share:
Net loss per share, basic and diluted	$(3.57)	$(0.69)
Weighted average shares of common stock outstanding, basic and diluted	185,553	170,625

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Amounts in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance, January 2, 2021	141,928,184	$1,419	$721,247	$(457,632)	$265,034
Issuance of common stock, net of underwriters’ discounts and commissions	42,236,000	422	469,686	-	470,108
Employee stock purchase plan	369,320	4	3,185	-	3,189
Stock option exercise	198,764	2	968	-	970
Non-cash compensation	-	-	13,559	-	13,559
Net loss	-	-	-	(117,044)	(117,044)
Balance, January 1, 2022	184,732,268	$1,847	$1,208,645	$(574,676)	$635,816
Employee stock purchase plan	3,805,844	38	3,977	-	4,015
Issuance of vested restricted shares	321,053	3	(3)	-	-
Non-cash share-based compensation	-	-	15,893	-	15,893
Net loss	-	-	-	(662,034)	(662,034)
Balance, December 31, 2022	188,859,165	$1,888	$1,228,512	$(1,236,710)	$(6,310)

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the fiscal years ended
	December 31, 2022	January 1, 2022
Cash Flows From Operating Activities:
Net loss	$(662,034)	$(117,044)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	21,313	20,550
Amortization of deferred debt issuance costs	7,780	8,698
Amortization and impairment of operating lease right of use assets	17,503	14,839
Non-cash share-based compensation	15,893	14,425
Goodwill impairment	675,346	117,702
Loss on disposal or impairment of licenses, property and equipment, and software	3,502	110
Fair value adjustments on interest rate derivatives	(85,367)	(14,317)
Loss on debt extinguishment	-	13,702
Deferred income taxes	(115)	1,313
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(3,227)	(8,808)
Prepaid expenses	9,365	6,829
Other current and long-term assets	(1,708)	4,475
Accounts payable and other accrued liabilities	(3,925)	(11,698)
Accrued payroll and employee benefits	(10,729)	(14,026)
Insurance reserves	18,154	2,112
Operating lease liabilities	(19,621)	(15,687)
Deferred payroll taxes	(25,523)	(25,876)
Other current and long-term liabilities	(5,009)	(8,649)
Net cash used in operating activities	(48,402)	(11,350)
Cash Flows From Investing Activities:
Acquisitions of businesses, net of cash acquired	(2,013)	(666,915)
Proceeds from sale of businesses	460	-
Payment for interest rate cap	(11,725)	(853)
Proceeds from sale of interest rate cap	-	1,887
Purchases of property and equipment, and software	(12,013)	(15,950)
Net cash used in investing activities	(25,291)	(681,831)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	477,688
Proceeds from exercise of options	-	970
Proceeds from employee stock purchase plan	4,015	2,323
Proceeds from securitization obligation	40,000	150,000
Repayment of securitization obligation	(20,000)	(30,000)
Proceeds from revolving credit facility	15,000	-
Repayments on revolving credit facility	(15,000)	-
Proceeds from issuance of term loans, net of debt issuance costs	59,700	1,324,531
Principal payments on term loans	(8,900)	(1,273,883)
Principal payments on notes payable	(9,852)	(8,262)
Proceeds from government stimulus funds	-	2,455
Repayment of government stimulus funds	-	(31,899)
Principal payments of financing lease obligations	(799)	(795)
Payment of offering costs	-	(5,473)
Payment of debt issuance costs	(218)	(15,231)
Settlements with derivative counterparties	(1,526)	(4,192)
Payment of acquisition-related contingent consideration	-	(1,906)
Net cash provided by financing activities	62,420	586,326
Net decrease in cash and cash equivalents	(11,273)	(106,855)
Cash and cash equivalents at beginning of period	30,490	137,345
Cash and cash equivalents at end of period	$19,217	$30,490

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$102,532	$58,959
Cash paid for income taxes, net of refunds received	$1,586	$5,279

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

Initial Public Offering

On May 3, 2021, the Company completed the initial public offering (“IPO”) of its common stock pursuant to a Registration Statement on Form S-1 (File No. 333-254981), which was declared effective by the SEC on April 28, 2021. The Company issued and sold an aggregate of 42,236,000 shares of common stock, including 4,000,000 shares of common stock purchased by the underwriters on May 25, 2021 pursuant to the underwriters’ option to purchase additional shares at the initial public offering price, less underwriting discounts and commissions. The Company received net proceeds from the IPO of $477.7 million. On May 3, 2021, the Company used $307.0 million of proceeds to repay in full all outstanding obligations under the second lien credit agreement dated as of March 16, 2017 (as amended, the “Prior Second Lien Credit Agreement”), thereby terminating the Prior Second Lien Credit Agreement. In addition, on May 4, 2021, the Company used $100.0 million of proceeds to repay an equal amount of principal outstanding under its First Lien Credit Agreement (as defined in Note 6 – Long-term Obligations). The remaining proceeds were used for offering costs and general corporate purposes, including acquisitions.

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

Basis of Presentation

The Company's fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52 or 53-week fiscal year. The accompanying consolidated balance sheets reflect the accounts of the Company as of December 31, 2022 and January 1, 2022. For the fiscal years ended December 31, 2022 and January 1, 2022, the accompanying consolidated statements of operations, stockholders' (deficit) equity and cash flows reflect the accounts of the Company from January 2, 2022 through December 31, 2022, and January 3, 2021 through January 1, 2022, respectively. The fiscal years ended December 31, 2022 and January 1, 2022 each included 52 weeks.

Use of Estimates

The Company’s accounting and reporting policies conform with U.S. GAAP. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that impact the amounts reported in these consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no restricted cash balance at December 31, 2022 or January 1, 2022.

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

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization and are depreciated on a straight-line basis over the estimated useful lives of the assets. Additions and improvements are capitalized. Maintenance and repair expenses are charged to expense as incurred. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recognized in other income on the consolidated statements of operations.

The Company generally provides for depreciation over the following estimated useful lives:

Years
Furniture and fixtures	3 - 10
Computer hardware and software	3 - 5
Home care equipment	1 - 5
Leasehold improvements	Lesser of lease life or expected useful life

The following table summarizes the balances related to property and equipment, net as of December 31, 2022 and January 1, 2022 (amounts in thousands):

	As of
	December 31, 2022	January 1, 2022
Furniture and fixtures	$14,253	$13,264
Computer hardware and software	32,602	30,801
Home care equipment	15,813	12,522
Leasehold improvements	20,065	19,425
Construction in progress	728	1,480
Financing lease obligations	-	861
	83,461	78,353
Less accumulated depreciation	(60,709)	(46,979)
Total	$22,752	$31,374

Depreciation expense for the fiscal years ended December 31, 2022 and January 1, 2022, was $15.2 million and $15.3 million, respectively.

Leases

The Company leases office space and certain equipment, which are accounted for as operating leases. The Company’s current leases have expiration dates through 2030. Certain of the Company’s leases include termination options and renewal options. When the Company is not reasonably certain to exercise termination options, the options are not considered in determining the lease term. The Company determines if an arrangement is a lease at inception and evaluates the lease classification at that time. Lease arrangements with an initial term of 12 months or less are considered short-term leases and are not recorded on the accompanying consolidated balance sheets. Rent is recognized on a straight-line basis over the lease term.

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

During the fiscal year ended December 31 2022, we recorded two impairment charges as a result of continuing inflationary and overall cost pressures, which constrained patient volume growth relative to costs across most of our businesses. We performed an interim impairment assessment as of July 2, 2022 and based on that assessment, we determined that the carrying value of five of our six reporting units across our three segments exceeded their respective fair values and accordingly recorded an aggregate goodwill impairment charge of $470.2 million for the three-month period ended July 2, 2022. During our annual goodwill impairment test in the fourth quarter of fiscal year 2022, we determined that the carrying value of five of our six reporting units across our three segments exceeded their respective fair values and accordingly recorded an aggregate goodwill impairment charge of $205.1 million for the three-month period ended December 31, 2022.

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

The Company determined that it had six reporting units for the fiscal year ended December 31, 2022, and eight reporting units for the fiscal year ended January 1, 2022.

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

During the fiscal year ended December 31, 2022, the Company recorded asset impairment charges related to previously acquired licenses due to their surrender and the closure of related branches of $1.7 million. There was no such impairment in the fiscal year ended January 1, 2022. These losses are included in other operating expense (income) in the accompanying consolidated statements of operation. The Company utilizes the cost approach to determine the estimated fair value of acquired licenses. The cost approach calculates fair value by calculating the cost to acquire a license in each state the Company operates. The Company calculates the replacement cost based on average incurred costs to acquire a license in each location.

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

The Company accounts for its business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The assets acquired and liabilities assumed are measured at fair value on the acquisition date using the appropriate valuation method. Goodwill represents the excess of the purchase price over the net fair value of identifiable assets acquired and liabilities assumed. The operations of an acquisition are included in the consolidated financial statements from the respective date of the acquisition.

Debt Issuance Costs

The Company defers costs directly associated with acquiring third-party financing. Debt issuance costs related to the term loans are recorded as a direct deduction from the carrying amount of the debt. Debt issuance costs related to the revolving credit facility under the First Lien Credit Agreement (the “Revolving Credit Facility”) and securitization obligations are recorded within other long-term assets. Debt issuance costs related to the Delayed Draw Term Loan Facility (as defined in Note 6 – Long-term obligations) are recorded within other long-term assets as of January 1, 2022 and as a direct deduction from the carrying amount of drawn debt as of December 31, 2022. Debt issuance costs are amortized using the effective interest rate method over the terms of the related long-term obligation and securitization obligation. The Company recognized approximately $7.4 million and $8.7 million of interest expense related to the amortization of these costs during the fiscal years ended December 31, 2022 and January 1, 2022, respectively.

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

Share-Based Compensation

The fair value of time-vesting options is recognized as compensation expense on a straight-line basis over the requisite service period of the award. The fair value of performance-vesting options is recognized as compensation expense ratably over the service fiscal year of each performance tranche when it is probable that the performance target will be achieved. The fair value of accelerator-vesting options is recognized as compensation expense ratably over the derived service fiscal year of each accelerator tranche. The fair value of the time-vesting options is determined using the Black-Scholes option pricing model. The fair value of the performance and accelerator-vesting options are determined using the Monte Carlo option pricing model.

Determining the fair value of options at the grant date requires judgment, including estimating the expected term and the associated volatility. Prior to the IPO, estimated fair value of the Company’s stock was determined by management, using input from third-party valuations of common stock. Subsequent to the IPO, estimated fair value of the Company's stock is determined by the market price of the Company's stock. The Company has elected to account for forfeitures as they occur rather than apply an estimated forfeiture rate to share-based compensation expense.

The fair value of restricted stock units is recognized as compensation expense on a straight-line basis over the requisite service period of the award. The fair value of restricted stock units is based on the value of the underlying share at the grant date. See Note 12 - Share-Based Compensation for additional discussion of share based compensation awards.

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

See Note 8 – Fair Value Measurements for additional details of the Company’s fair value measurements.

Derivative Financial Instruments

The Company may from time to time utilize derivative financial instruments to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. The Company recognizes derivatives as either assets or liabilities at fair value in the accompanying consolidated balance sheets and does not designate the derivatives as hedging instruments. Changes in the fair value of derivatives are recognized in the Company’s consolidated statements of operations.

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

Marketing Costs

The Company expenses marketing costs as incurred. Marketing expense for the fiscal years ended December 31, 2022 and January 1, 2022 was $6.0 million and $2.9 million, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ (deficit) equity that result from transactions and economic events other than those with stockholders. There was no difference between net income (loss) and comprehensive income (loss) presented in the accompanying consolidated financial statements for the fiscal years ended December 31, 2022 and January 1, 2022.

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

The Company is also subject to credit risk due to the variable interest rates on its term loan obligations. As a result, the Company has entered into interest caps and interest rate swap agreements to limit its exposure to risk on its variable rate debt. See Note 9 – Derivative Financial Instruments for further details on the interest rate derivative instruments.

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

All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled. The Company does not generate revenue outside the United States. See Note 18 – Segment Information for additional information on the Company’s segments.

Deferred Offering Costs

Upon closing of the IPO on May 3, 2021, deferred offering costs of $7.6 million were reclassified into stockholders’ (deficit) equity and recorded against the proceeds from the offering. See Note 1 – Description of Business, Note 11 – Stockholders’ (Deficit) Equity, and Note 12 – Share-Based Compensation for additional information regarding the completion of the Company’s IPO.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2024. An entity may adopt this ASU as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020.

Additionally, in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. This ASU is effective immediately and should be adopted in conjunction with ASU 2020-04. The Company is currently evaluating the impact of adopting these standards.
3. REVENUE

The Company evaluates the nature, amount, timing and uncertainty of revenue and cash flows using the five-step process. The Company uses a portfolio approach to group contracts with similar characteristics and analyze historical cash collection trends.

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

Private Duty Services (“PDS”). The PDS business includes a broad range of pediatric and adult healthcare services including private duty skilled nursing, non-clinical services which include employer of record support services and personal care services, pediatric therapy services, rehabilitation services, and nursing services in schools and pediatric day healthcare centers.

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

The Company determines the transaction price based on established billing rates reduced by contractual adjustments and discounts provided to third-party payers and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements and historical experience. Implicit price concessions are based on historical collection experience. As of December 31, 2022 and January 1, 2022, estimated explicit and implicit price concessions of $52.6 million and $55.8 million, respectively, were recorded as reductions to patient accounts receivable balances to arrive at the estimated collectible revenue and patient accounts receivable. Most contracts contain variable consideration, however, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense which is included as a component of operating expenses in the consolidated statements of operations. The Company did not record any bad debt expense for the fiscal years ended December 31, 2022 and January 1, 2022.

The Company derives a significant portion of its revenue from Medicaid, Medicaid MCO, Medicare and other payers that receive discounts from established billing rates. The regulations and various managed care contracts under which these discounts must be estimated are complex and subject to interpretation. Management estimates the transaction price on a payer-specific basis given its interpretation of the applicable regulations or contract terms. Updated regulations and contract negotiations occur frequently, necessitating regular review and assessment of the estimation process by management; however, there were no material revenue adjustments recognized from performance obligations satisfied or partially satisfied in previous periods for the fiscal years ended December 31, 2022 and January 1, 2022.

The following table presents revenue as a percentage of total revenue for the fiscal years ended December 31, 2022 and January 1, 2022:

	For the fiscal years ended
	December 31, 2022	January 1, 2022
Medicaid MCO	52.9%	53.9%
Medicaid	22.0%	24.3%
Commercial	9.3%	10.8%
Medicare	15.6%	10.7%
Self-pay	0.2%	0.3%
Total revenue	100.0%	100.0%

4. GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes changes in goodwill by segment during the fiscal years ended December 31, 2022 and January 1, 2022 (amounts in thousands):

	PDS	HHH	MS	Total
Balance at January 2, 2021, net (1)	$1,062,318	$111,599	$142,468	$1,316,385
Additions	215,645	419,585	-	635,230
Measurement adjustments	76	1,591	-	1,667
Impairments	(117,702)	-	-	(117,702)
Balance at January 1, 2022, net (2)	1,160,337	532,775	142,468	1,835,580
Additions	-	920	-	920
Measurement adjustments	(1,388)	(78)	-	(1,466)
Impairments	(261,221)	(382,293)	(31,832)	(675,346)
Balance at December 31, 2022, net (3)	$897,728	$151,324	$110,636	$1,159,688

(1) Goodwill balance is net of $153.4 million accumulated impairment losses for PDS and $88.0 million losses for MS.

(2) Goodwill balance is net of $346.8 million of accumulated impairment losses for PDS and $88.0 million of losses for MS.

(3) Goodwill balance is net of $608.0 million of accumulated impairment losses for PDS, $119.8 million of losses for MS, and $382.3 million losses for HHH.

See Note 2 – Summary of Significant Accounting Policies, Goodwill for details on goodwill impairment.

Additions to goodwill for the fiscal year ended January 1, 2022 related to the acquisitions of Doctor's Choice, Accredited, and Comfort Care, all of which were completed during the fiscal year ended January 1, 2022. Measurement period adjustments in the fiscal year ended December 31, 2022 in the table above resulted from finalizing the purchase price allocations of acquisitions completed during fiscal year ended January 1, 2022. Measurement period adjustments in the fiscal year ended January 1, 2022 in the table above resulted from finalizing the purchase price allocations of acquisitions completed during fiscal year ended January 2, 2021. Purchase price allocations were final for all acquisitions as of December 31, 2022.

The following tables summarize the changes in intangible assets for the fiscal years ended December 31, 2022 and January 1, 2022 (amounts in thousands):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Total
Definitive-lived intangible assets:
Trade names	$20,161	$(20,050)	$-	$111
Non-compete agreements	7,265	(7,265)	-	-
Internal-use software	11,911	(4,235)	-	7,676
Total definitive-lived intangible assets	39,337	(31,550)	-	7,787
Indefinite-lived intangible assets:
Licenses	93,867	-	(5,791)	88,076
Total indefinite-lived intangible assets	93,867	-	(5,791)	88,076
Total intangible assets	$133,204	$(31,550)	$(5,791)	$95,863

	January 1, 2022
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Total
Definitive-lived intangible assets:
Trade names	$20,161	$(15,932)	$-	$4,229
Non-compete agreements	7,265	(7,265)	-	-
Internal-use software	11,377	(2,358)	-	9,019
Total definitive-lived intangible assets	38,803	(25,555)	-	13,248
Indefinite-lived intangible assets:
Licenses	93,696	-	(4,093)	89,603
Total indefinite-lived intangible assets	93,696	-	(4,093)	89,603
Total intangible assets	$132,499	$(25,555)	$(4,093)	$102,851

Amortization expense related to the Company’s intangible assets was $6.0 million and $4.6 million for the fiscal years ended December 31, 2022 and January 1, 2022, respectively. Included in the amounts above was amortization expense of internal-use software of $1.9 million and $1.2 million for the fiscal years ended December 31, 2022 and January 1, 2022, respectively. License impairment recorded in the fiscal year ended December 31, 2022 of $0.9 million and $0.8 million was related to the PDS and HHH segments, respectively.

The estimated aggregate amortization expense related to intangible assets for each of the next five years subsequent to December 31, 2022 and thereafter is as follows (amounts in thousands):

Year Ending	Definitive-lived
December 30, 2023	$2,270
December 28, 2024	1,218
January 3, 2026	713
January 2, 2027	713
January 1, 2028	713
Thereafter	2,160
Total	7,787

5. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts is presented below as of December 31, 2022 and January 1, 2022 (amounts in thousands):

	As of
	December 31, 2022	January 1, 2022
Other current liabilities:
Refunds payable	$20,490	$24,909
Accrued interest	1,056	3,671
Notes payable	6,175	5,111
Tax refund due to seller	6,783	7,451
Other	9,337	9,004
	$43,841	$50,146

6. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following as of December 31, 2022 and January 1, 2022 (dollar amounts in thousands):

Instrument	Stated Maturity Date	Contractual Interest Rate	Interest Rate as of December 31, 2022	December 31, 2022	January 1, 2022
2021 Extended Term Loan (1)	07/2028	L + 3.75%	8.14%	$908,950	$857,850
Second Lien Term Loan (1)	12/2029	L + 7.00%	11.39%	415,000	415,000
Revolving Credit Facility (1)	04/2026	L + 3.75%	8.14%	-	-
Total principal amount of long-term obligations				1,323,950	1,272,850
Less: unamortized debt issuance costs				(33,668)	(37,733)
Total amount of long-term obligations, net of unamortized debt issuance costs				1,290,282	1,235,117
Less: current portion of long-term obligations				(9,200)	(8,600)
Total amount of long-term obligations, net of unamortized debt issuance costs, less current portion				$1,281,082	$1,226,517
(1) L = Greater of 0.50% or one-month LIBOR

Scheduled future maturities of term loans for each of the next five years subsequent to December 31, 2022 are as follows (amounts in thousands):

Year Ending:
December 30, 2023	$9,200
December 28, 2024	9,200
January 3, 2026	9,200
January 2, 2027	9,200
January 1, 2028	9,200
Thereafter	1,277,950
Total	$1,323,950

On March 11, 2021, the Company entered into an amendment to the Revolving Credit Facility that increased availability thereunder from $75.0 million to $200.0 million upon consummation of the IPO and extended the maturity date to April 29, 2026 upon the Company's refinancing of its term loans on July 15, 2021. In connection with this increase in capacity, the Company incurred debt issuance costs of $1.6 million, which were capitalized and included in other long-term assets.

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

The Extension Amendment also provided for a delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) in an aggregate principal amount of $200.0 million, which permits the Company to incur senior secured first lien term loans (the “Delayed Draw Term Loans”) from time to time until July 15, 2023, in each case subject to certain terms and conditions. In connection with the new facility, the Company incurred debt issuance costs of $2.5 million, which were capitalized and included in other long-term assets. On August 9, 2022, the Company borrowed $60.0 million under the Delayed Draw Term Loan Facility, the terms of which are similar to those of the 2021 Extended Term Loan, and as a result the balance related to the Delayed Draw Term Loan is presented together with the 2021 Extended Term Loan in the table above. At the time of borrowing, the Company transferred a proportionate share of the debt issuance costs from other long-term assets to a direct deduction of the carrying amount of the debt. On November 16, 2022, the Company terminated the remaining Delayed Draw Term Loan Facility of $140.0 million. At the time of the termination, the Company expensed the remaining unamortized debt issuance costs within other long-term assets to interest expense in the accompanying consolidated statements of operations.

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

The 2021 Extended Term Loan and any Delayed Draw Term Loan Facility bear interest, at the Company’s election, at a variable interest rate based on either LIBOR (subject to a minimum of 0.50%), or ABR (subject to a minimum of 2.00%) for the interest period relevant to such borrowing, plus an applicable margin of 3.75% for loans accruing interest based on LIBOR and an applicable margin of 2.75% for loans accruing interest based on ABR. As of December 31, 2022, the $860.0 million principal amount of the 2021 Extended Term Loan accrued interest at a rate of 8.14%.

On December 10, 2021, the Company entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement”) with a syndicate of lending institutions and Barclays Bank, as administrative agent and collateral agent. The Second Lien Term Loan has an aggregate principal amount of $415.0 million and a maturity date of December 10, 2029. The Second Lien Term Loan bears interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin (equal to 6.00%) plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the Prime Rate and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; or an applicable margin (equal to 7.00%) plus LIBOR determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs; provided that such rate is not lower than a floor of 0.50%. As of December 31, 2022, the $415.0 million principal amount of the Second Lien Term Loan accrued interest at a rate of 11.39%. In connection with the Second Lien Term Loan, the Company incurred debt issuance costs of $16.8 million, which were capitalized as a direct deduction from the carrying amount of the debt.

Debt issuance costs related to the term loans are recorded as a direct deduction from the carrying amount of the debt. The balance for debt issuance costs related to the term loans as of December 31, 2022 and January 1, 2022 was $33.3 million and $37.7 million, respectively. Debt issuance costs related to the Revolving Credit Facility are recorded within other long-term assets. The balance for debt issuance costs related to the Revolving Credit Facility as of December 31, 2022 and January 1, 2022 was $0.2 million and $1.3 million, respectively. Debt issuance costs related to the Delayed Draw Term Loan Facility are recorded within other long-term assets as of January 1, 2022 and as a direct deduction from the $60.0 million drawn as of December 31, 2022. The balance for debt issuance costs related to the Delayed Draw Term Loan Facility as of December 31, 2022 and January 2, 2022 was $0.4 million and $1.9 million, respectively. The Company recognized interest expense related to the amortization of debt issuance costs of $7.4 million and $8.7 million for the fiscal years ended December 31, 2022 and January 1, 2022, respectively.

Issued letters of credit as of December 31, 2022 and January 1, 2022 were $19.7 million and $17.6 million, respectively. Unused letters of credit as of December 31, 2022 and January 1, 2022 were $10.3 million and $12.4 million, respectively. There were no swingline loans outstanding as of December 31, 2022 and January 1, 2022. Borrowing capacity under the Company's Revolving Credit Facility was $180.3 million as of December 31, 2022 and $182.4 million as of January 1, 2022. Available borrowing capacity under the Revolving Credit Facility is subject to a maintenance leverage covenant that becomes effective if more than 30% of the total commitment is utilized.

The fair value of the Company's long-term obligations was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets, which are considered Level 2 inputs. The aggregate fair value of the Company's long-term obligations was $954.9 million at December 31, 2022.

The Company was in compliance with all financial covenants and restrictions at December 31, 2022 and January 1, 2022.

7. SECURITIZATION FACILITY

On November 12, 2021, the Company (through a wholly owned special purpose entity, Aveanna SPV I, LLC) (the “special purpose entity”) entered into a Receivables Financing Agreement (the “Securitization Facility”) with a lending institution with a termination date of November 12, 2024. On August 9, 2022, the Company amended the Securitization Facility to increase the maximum amount available under the Securitization Facility from $150.0 million to $175.0 million, subject to certain borrowing base requirements. The Company incurred debt issuance costs of $1.4 million in connection with the Securitization Facility, which were capitalized and included in other long-term assets. The Company recognized interest expense related to the amortization of debt issuance costs of $0.4 million and $0.1 million for the fiscal years ended December 31, 2022 and January 1, 2022, respectively.

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

The outstanding balance under the Securitization Facility was $140.0 million at December 31, 2022, which accrues interest at a rate tied to the Bloomberg Short-term Bank Yield Index (“BSBY”) plus an applicable margin, which can increase or decrease based upon the Company's credit rating. The interest rate under the Securitization Facility was 6.62% at December 31, 2022.

The Securitization Facility is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and the borrowings are presented as liabilities in the accompanying consolidated balance sheets; (ii) the accompanying consolidated statements of operations reflect the interest expense associated with the collateralized borrowings; and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within the accompanying consolidated statements of cash flows. The Securitization Facility is included within current liabilities on the consolidated balance sheets as it is collateralized by current patient accounts receivable and not because payments are due within one year of the balance sheet date.

8. FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, patient accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair values due to the short-term maturities of the instruments.

The Company’s other assets and other liabilities measured at fair value are as follows (amounts in thousands):

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$47,459	$-	$47,459
Interest rate swap agreements	-	34,291	-	34,291
Total derivative assets	$-	$81,750	$-	$81,750

	Fair Value Measurements at January 1, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap agreements	$-	$15,342	$-	$15,342
Total derivative liabilities	$-	$15,342	$-	$15,342

During the fiscal years ended December 31, 2022 and January 1, 2022, there were no transfers between Level 1, Level 2, and Level 3.

The fair values of the interest rate swap and cap agreements are based on the estimated net proceeds or costs to settle the transactions as of the respective balance sheet dates. The valuations are based on commercially reasonable industry and market practices for valuing similar financial instruments. See Note 9 – Derivative Financial Instruments for further details on the Company’s interest rate swap and cap agreements.

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

See Note 11 – Stockholders' (Deficit) Equity and Note 12 – Share-Based Compensation for further details on the Company’s deferred restricted stock units.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates, and the Company seeks to mitigate a portion of this risk by entering into derivative contracts. The Company currently uses interest rate swaps and an interest rate caps. The Company recognizes derivatives as either assets or liabilities at fair value in the accompanying consolidated balance sheets and does not designate the derivatives as hedging instruments. Changes in the fair value of derivatives are therefore recorded in earnings throughout the terms of the respective derivatives.

The Company currently has two interest rate swap agreements intended to limit its exposure to interest rate risk on its variable rate debt. These swaps expire on June 30, 2026 and reduce the fixed rate paid under the swaps. Under the swaps, the Company pays a fixed rate of 2.08% and receives the one-month LIBOR rate, subject to a 0.50% floor. The aggregate notional amount of the interest rate swaps remained unchanged at $520.0 million at December 31, 2022 and January 1, 2022, respectively. The fair value of the interest rate swaps was a $34.3 million asset at December 31, 2022 and a $15.3 million liability at January 1, 2022 and is included in other long-term assets and other long-term liabilities in the accompanying consolidated balance sheets. The Company does not apply hedge accounting to these agreements and records all mark-to-market adjustments directly to other income in the accompanying consolidated statements of operations, which are included within cash flows from operating activities in the accompanying consolidated statements of cash flows. The net settlements incurred with swap counterparties under the swap agreements prior to the amendment were recognized through cash flows from operating activities in the accompanying consolidated statements of cash flows. Subsequent to amendments to the foregoing swaps effected in July 2021, the net settlements are recognized through cash flows from financing activities in the accompanying consolidated statements of cash flows due to an other-than-insignificant financing element on the interest rate swaps resulting from the amendment.

In July 2021, the Company entered into a three-year, $340.0 million notional interest rate cap agreement with a cap rate of 1.75%, which the Company sold in November 2021 for $2.0 million and recorded a gain from the sale of $1.1 million. The one-time premium paid for this interest rate cap was $0.9 million. On February 9, 2022, the Company entered into interest rate cap agreements for an aggregate notional amount of $880.0 million and a cap rate of 3.00%. The premium paid for the interest rate cap agreements was $11.7 million. The cap agreements have an expiration date of February 28, 2027, and provide that the counterparty will pay the Company the amount by which LIBOR exceeds 3.00% in a given measurement period. The fair value of the interest rate cap agreements at December 31, 2022 was $47.5 million and is included in other long-term assets on the accompanying consolidated balance sheets. The Company does not apply hedge accounting to interest rate cap agreements and records all mark-to-market adjustments directly to other income in the accompanying consolidated statements of operations, which is an adjustment to cash flows from operating activities in the consolidated statement of cash flows. The premium payment and proceeds from sale of the interest rate cap were recognized through cash flows from investing activities, while the effects of the mark-to-market adjustments are recognized through cash flows from operating activities in the accompanying consolidated statements of cash flows.

The following mark-to-market gains (losses) from these derivatives not designated as hedging instruments were recognized in the Company’s consolidated statements of operations for the fiscal years ended December 31, 2022, and January 1, 2022, respectively.

	Statement of Operations	For the fiscal years ended
	Classification	December 31, 2022	January 1, 2022
Interest rate cap agreements	Other income	$35,734	$(88)
Interest rate swap agreements	Other income	$49,633	$13,282

The Company does not utilize financial instruments for trading or other speculative purposes.

10. INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act temporarily lifted certain deduction limitations such as those related to the deductibility of meals and the limitation on the deduction for interest expense. The CARES Act allowed for the deferral of the payment of the employer’s share of social security taxes to December 31, 2021 and December 31, 2022.

Beginning in 2022, the 2017 Tax Cuts and Jobs Act amended Section 174 to eliminate current-year deductibility of research and experimentation (R&E) expenditures and software development costs (collectively, R&E expenditures) and instead require taxpayers to charge their R&E expenditures to a capital account amortized over five years (15 years for expenditures attributable to R&E activity performed outside the United States). For the 2022 tax year, the Company has capitalized approximately $4.5 million of research and development expenses for income tax purposes. While Management believes this estimate to be materially accurate, the Company plans to further refine the analysis in advance of filing the tax return for the year ended December 31, 2022.

Income taxes consisted of the following for the fiscal years ended December 31, 2022 and January 1, 2022 (amounts in thousands):

	For the fiscal years ended
	December 31, 2022	January 1, 2022
Current income tax expense (benefit):
Federal	$(2,323)	$581
State and local	658	1,574
Total Current	$(1,665)	$2,155
Deferred income tax expense (benefit):
Federal	$(1,561)	$(1,231)
State and local	1,446	2,544
Total Deferred	$(115)	$1,313
Total income tax (benefit) expense	$(1,780)	$3,468

A reconciliation of the difference between the federal statutory tax rate and the Company’s effective tax rate for income taxes for the fiscal years ended December 31, 2022 and January 1, 2022 is as follows (amounts expressed as a percentage):

	For the fiscal years ended
	December 31, 2022	January 1, 2022
U.S. Federal statutory income tax rate	(21.0)	(21.0)
State income taxes, net of federal tax benefits	0.3	3.4
Goodwill impairment	9.4	17.0
Non-taxable escrow settlement	-	-
Other nondeductible expenses	0.2	1.6
Uncertain tax positions	(0.4)	(0.4)
Deferred balance adjustments	-	-
Valuation allowance	11.6	3.1
Other	(0.4)	(0.6)
Effective tax rate	(0.3)	3.1

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax.

Significant components of deferred tax assets and liabilities were as follows as of December 31, 2022 and January 1, 2022 (amounts in thousands):

	As of
	December 31, 2022	January 1, 2022
Deferred tax assets:
Contractual adjustments and discounts	$13,589	$14,519
NOL, federal and state	30,175	19,628
Federal tax credits	2,688	2,270
Payroll related accruals	18,742	23,562
Intangible assets	101,483	22,270
Interest expense limitation	59,871	34,931
Transaction costs	3,608	4,171
Accrued expenses	3,642	4,494
Interest rate derivatives	-	4,073
Lease liabilities	15,589	15,740
Stock compensation	8,481	5,119
Section 174 costs	1,079	-
Other	310	254
Gross deferred tax assets	259,257	151,031
Less: valuation allowance	(203,370)	(105,000)
Net deferred tax assets	55,887	46,031
Deferred tax (liabilities):
Property and equipment	(1,363)	(3,281)
Goodwill	(20,854)	(26,621)
Interest rate derivatives	(18,456)	-
Lease right of use assets	(14,254)	(13,751)
Other	(4,804)	(5,424)
Gross deferred tax (liabilities)	(59,731)	(49,077)
Net deferred tax assets (liabilities)	$(3,844)	$(3,046)

As of December 31, 2022, the Company had gross federal and state net operating loss (“NOL”) carryforwards of $63.2 million and $322.4 million, respectively. For those losses generated prior to 2018, the carryforwards will expire at various dates from 2021 through 2038. For those losses incurred after 2017, there is no statutory time expiration for the federal and certain state NOLs. A valuation allowance was established for federal and state losses that the Company believes are not more likely than not to be realized in the near future.

Internal Revenue Code Sec. 163(j) limits the deduction for net interest expense that exceeds 30% of the taxpayer’s adjusted taxable income (“ATI”) for the year ended 2021. The CARES Act changed interest deductibility limiting the deduction for net interest expense that exceeds 50% of the taxpayer’s adjusted taxable income (“ATI”) for tax years 2020 and 2019. Sec. 163(j) permits an indefinite carryforward of any disallowed business interest. As of December 31, 2022, the Company has $252.5 million of interest expense carryovers. The deferred tax asset associated with these interest expense carryovers of $59.9 million is partially offset by a valuation allowance as the Company believes the benefit of this carryover is not more likely than not to be realized in the future.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Annually, the Company assesses the future realization of the tax benefit of its existing deferred tax assets and determines whether a valuation allowance is needed. Based on the Company’s assessment, it is more likely than not that a portion of the deferred tax assets will not be realized in the future. As a result, the Company recorded a valuation allowance of $203.4 million against its deferred tax assets at December 31, 2022. The valuation allowance increased by $98.4 million from the $105.0 million valuation allowance recorded as of January 1, 2022. The increase is primarily related to new deferred tax assets associated with current year operations, including goodwill impairment, as well as a valuation allowance recorded through purchase accounting. The Company will maintain the valuation allowance until an appropriate level of profitability is sustained or the Company is able to develop prudent and feasible tax planning strategies that enable management to conclude that deferred tax assets are realizable. The following table summarizes changes in the valuation allowance as of December 31, 2022 and January 1, 2022 (amounts in thousands):

	As of
	December 31, 2022	January 1, 2022
Beginning of year balance	$105,000	$94,041
Valuation allowance recorded through purchase accounting	-	1,156
Increases in valuation allowance	98,370	9,803
End of year balance	$203,370	$105,000

The Company is subject to U.S. federal and state income tax in multiple jurisdictions. With limited exceptions, years prior to the 2019 fiscal year are no longer open to U.S. federal, state, or local examinations by taxing authorities. The Company is also under examination by the Internal Revenue Service (the “IRS”) for certain historical tax periods in fiscal years 2015, 2016 and 2017. To date, the IRS is continuing its examination process and no formal assessments have been issued. The Company is not under any current income tax examinations by any state or local taxing authorities.

Uncertain Tax Positions

At December 31, 2022 and January 1, 2022, the total unrecognized tax benefits were $8.1 million and $10.2 million, respectively, and accrued interest and penalties were $1.8 million and $2.0 million, respectively. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, $9.9 million of tax benefit would impact the overall effective tax rate. The Company expects $1.0 million of the unrecognized tax benefits to become recognized within the next 12 months. The Company recognized $2.1 million of unrecognized tax benefits due to statute expirations during the fiscal year ended December 31, 2022. The following table summarizes changes in uncertain tax positions as of December 31, 2022 and January 1, 2022 (amounts in thousands):

	For the fiscal years ended
	December 31, 2022	January 1, 2022
Beginning of year balance	$10,240	$6,182
Increase in current period tax positions	-	214
Increase in prior period tax positions	-	4,846
Lapse of limitations	(2,105)	(1,002)
End of year balance	$8,135	$10,240

11. STOCKHOLDERS’ (DEFICIT) EQUITY

Initial Public Offering

On May 3, 2021, the Company completed its IPO pursuant to which the Company sold an aggregate of 42,236,000 shares of common stock, including 4,000,000 shares of common stock purchased by the underwriters on May 25, 2021 pursuant to the underwriters’ option to purchase additional shares at the initial public offering price, less underwriting discounts and commissions. The Company received net proceeds from the IPO of $477.7 million. The Company also incurred offering expenses of $7.6 million.

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

12. SHARE-BASED COMPENSATION

Stock Incentive Plans

On July 2, 2021, the Company's Board of Directors adopted the Company's 2021 Stock Incentive Plan (the “2021 Omnibus Incentive Plan”). The 2021 Omnibus Incentive Plan permits the grant of Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Stock or Cash Based Awards and Dividend Equivalents to enhance the Company's ability to attract, retain, and motivate persons who make important contributions to the Company. During the fiscal year ended December 31, 2022, the Company granted Restricted Stock Units under the 2021 Omnibus Incentive Plan.

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

Amended 2017 Plan

Outstanding awards granted under the Amended 2017 Plan included time-vesting options, performance-vesting options, and restricted stock awards. Most awards granted to Participants consist of 50% time-vesting options and 50% performance-vesting options. Time-vesting options vest 20% per year over a period of 5 years, and the only condition to vesting is the passage of time. The related compensation expense is recognized ratably over the required service period. Time-vesting options will fully vest upon the sale of the Company. The Company also awards accelerator-vesting options, which are subject to the time-based vesting schedule of 20% per year over a period of 5 years and provide additional value to holders, should the Company meet specified return levels to its stockholders.

Time-Vesting Options

To determine the fair value of time-vesting options under the Amended 2017 Plan, the Company utilizes a Black-Scholes model. No time-vesting options were awarded during the fiscal years ended December 31, 2022 and January 1, 2022 under the Amended 2017 Plan.

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

As a result of the June 17, 2021 modification, described above, the Company calculated the fair value of the outstanding performance-vesting options immediately before and immediately after the modification using the Monte Carlo option-pricing model. The fair value inputs included in the modification calculation were expected term of 6.5-9.4 years based on grant date, expected volatility of 45.00%, risk free rate of 1.45%, cost of equity of 10.5% and an assumed dividend yield of 0.00%. The Company calculated incremental fair value of $8.8 million resulting from the modification, which, along with the unrecognized compensation expense of $4.4 million under the original terms, was recognized prospectively over the revised remaining requisite service period. The Company recorded compensation expense for the period from the modification date through January 1, 2022 of $6.5 million, and $4.5 million during the fiscal year ended December 31, 2022, which is included in corporate expenses and branch and regional administrative expenses in the accompanying consolidated statements of operations. There was no unrecognized compensation expense as of December 31, 2022 associated with outstanding performance-vesting options.

No accelerator-vesting options were granted during the fiscal years ended December 31, 2022 and January 1, 2022.

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

The value of the remaining unsettled awards was recognized in deferred restricted stock units as of December 31, 2022 and January 1, 2022 in the accompanying consolidated balance sheets. There were no awards granted during the fiscal years ended December 31, 2022 or January 1, 2022.

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

The Pre-IPO Deferred RSUs are recorded at fair value upon issuance and are remeasured at fair value at each reporting date while classified as a liability and immediately prior to being reclassified as temporary equity. As the Pre-IPO Deferred RSUs are contingently redeemable, the Company does not subsequently adjust the redemption value once classified as temporary equity as it is not deemed probable that the Participant will terminate his or her service. As of both December 31, 2022 and January 1, 2022, the Company had recorded $2.1 million in temporary equity related to all outstanding awards in the accompanying consolidated balance sheets.

As of both December 31, 2022 and January 1, 2022, there were 194,750 Pre-IPO Deferred RSUs outstanding, all of which were fully vested. No Pre-IPO Deferred RSUs vested during the fiscal years ended December 31, 2022 or January 1, 2022. There was no compensation expense related to the Pre-IPO Deferred RSUs for the fiscal years ended December 31, 2022 and January 1, 2022.

2021 Omnibus Incentive Plan

Outstanding awards under the 2021 Omnibus Incentive Plan as of December 31, 2022 include restricted stock units which were granted to certain members of the Board of Directors and certain members of management of the Company. These restricted stock units vest over time and upon vesting convert into shares of common stock on a one-for-one basis.

Director Restricted Stock Units

On June 30, 2021, the Company awarded Directors an aggregate of 52,545 restricted stock units (“Director RSUs”) under the 2021 Omnibus Incentive Plan. The Director RSUs awarded on June 30, 2021 vested over a one-year period. The weighted average grant date per share fair value of Director RSUs granted during the fiscal year ended January 1, 2022 was $12.37. On August 15, 2022, the Company awarded an aggregate of 308,055 Director RSUs which vest over a one-year period. The weighted average grant date per share fair value of Director RSUs was $2.11.

The Company recorded $0.6 million and $0.3 million of compensation expense during the fiscal years ended December 31, 2022 and January 1, 2022, respectively. This expense is included in corporate expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense associated with the Director RSUs as of December 31, 2022 was $0.4 million.

Management Restricted Stock Units

On December 29, 2021, the Company awarded certain members of Management an aggregate of 2,400,000 restricted stock units (“Management RSUs”) under the 2021 Omnibus Incentive Plan. The Management RSUs awarded on December 29, 2021 vest over a four-year period. The weighted average grant date per share fair value of Management RSUs granted during the fiscal year ended January 1, 2022 was $7.00. There were no such awards granted during the fiscal year ended December 31, 2022. The Company recorded $34.5 thousand of compensation expense during the fiscal year ended January 1, 2022 and $3.9 million of compensation expense during the fiscal year ended December 31, 2022, which is included in corporate expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense associated with the Management RSUs as of December 31, 2022 and January 1, 2022 was $11.6 million and $16.8 million, respectively.

Long-Term Incentive Plan ("LTIP")

In the first quarter of 2022, the Compensation Committee of the Company's Board of Directors approved LTIP grants of restricted stock units ("RSUs") and performance stock units ("PSUs") under the 2021 Omnibus Incentive Plan.

The RSUs are subject to a three-year service-based cliff vesting schedule commencing on the date of grant. Compensation cost for the RSUs is measured based on the grant date fair value of each share and the number of shares granted and is recognized over the applicable vesting period on a straight-line basis. In the first fiscal quarter of 2022, the Company granted 2,124,212 RSUs with a grant date per share fair value of $4.93. The Company recorded compensation expense, net of forfeitures, of $2.3 million during the fiscal year ended December 31, 2022, which is included in corporate expenses and branch and regional administrative expenses in the accompanying consolidated statements of operations. There was no such expense during the fiscal year ended January 1, 2022. Unrecognized compensation expense as of December 31, 2022 was $5.1 million.

The PSUs contain two performance criteria: (i) 50% based on relative total shareholder return ("TSR") over a three-year performance period, which measures the Company's total shareholder return as compared to the total shareholder return of a designated peer group, and (ii) 50% based on an adjusted EBITDA target over a one-year performance period. The PSUs are also subject to a three-year service-based cliff vesting schedule commencing on the date of grant. For the PSUs that have a service and a market condition, compensation cost is measured based on the grant date estimated fair value determined using a Monte Carlo simulation model and is recognized over the applicable vesting period on a straight-line basis. The fair value inputs included in the Monte Carlo simulation model were remaining measurement period of 2.88 years, stock price on date of grant of $4.93, daily average closing stock price for the two calendar months prior to the beginning of the performance period of $7.29, risk free rate of 1.77%, and the performance payout per TSR performance percentile. For the PSUs that have a service and a performance condition, compensation cost is initially measured based on the grant date fair value of each share. Cumulative compensation cost is subsequently adjusted at the end of each reporting period to reflect the current estimation of achieving the performance condition. In the first fiscal quarter of 2022, the Company granted 1,389,801 PSUs with a weighted average grant date per share fair value of $5.24. The Company recorded compensation expense, net of forfeitures, of $1.1 million during the fiscal year ended December 31, 2022, which is included in corporate expenses and branch and regional administrative expenses in the accompanying consolidated statements of operations. There was no such expense during the fiscal year ended January 1, 2022. Unrecognized compensation expense as of December 31, 2022 associated with the remaining PSUs was $2.6 million.

The following table summarizes the Company’s option and restricted stock units activity for the year ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Total Intrinsic Value (in thousands)
Outstanding at January 2, 2021	15,573,898	6.62	7.3	130,546
Granted	2,452,545	-	-	-
Exercised	(198,764)	4.88	-	332
Forfeited	(105,048)	8.43	-	-
Outstanding at January 1, 2022	17,722,631	5.71	6.8	29,657
Granted	3,941,930	-	-	-
Exercised	(321,053)	-	-	328
Forfeited	(1,494,515)	4.78	-	-
Outstanding at December 31, 2022	19,848,993	4.74	4.5	4,270
Exercisable at December 31, 2022	7,741,136	6.59	5.0	-
Vested and expected to vest at December 31, 2022	19,154,076	4.91	4.5

Total compensation expense for all awards under the Amended 2017 Plan and 2021 Omnibus Incentive Plan was $13.6 million and $13.6 million for the fiscal years ended December 31, 2022 and January 1, 2022, respectively. Total unrecognized compensation expense for all awards under the Amended 2017 Plan and 2021 Omnibus Incentive Plan was $22.6 million and $28.6 million as of December 31, 2022 and January 1, 2022, respectively. The weighted-average period over which this expense is expected to be recognized is 1.4 years. The total fair value of options vested during the fiscal years ended December 31, 2022 and January 1, 2022 was $4.5 million and $2.8 million, respectively.

Employee Stock Purchase Plan

On April 28, 2021, the Company’s Board of Directors adopted the Aveanna Healthcare Holdings Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). Initially, a maximum of 5,404,926 shares of the Company’s common stock are authorized for issuance under the ESPP. Under the ESPP, shares of common stock may be purchased by eligible participants during defined purchase periods at 85% of the lesser of the closing price of the Company’s common stock on the first day or last day of each purchase period. The first purchase period for the ESPP began on August 1, 2021 and ended on December 31, 2021. The Company used a Black-Scholes option pricing model to value the common stock purchased as part of the Company's ESPP. The fair value estimated by the option pricing model is affected by the price of the common stock as well as subjective variables that include assumed interest rates, the expected dividend yield, and the expected share volatility over the term of the award. Fair value inputs for the purchase period in 2021 included assumed risk free interest rate of 0.05%, expected volatility of 32%, and expected dividend yield of 0.00%. Fair value inputs for the purchase periods in 2022 included assumed risk free interest rate of 0.19% to 2.51%, expected volatility of 48% to 49%, and expected dividend yield of 0.00%. The Company recorded compensation expense of $2.3 million and $0.9 million associated during the fiscal years ended December 31, 2022 and January 1, 2022, respectively, which is included in corporate expenses, branch and regional administrative expenses and cost of revenue, excluding depreciation and amortization in the accompanying consolidated statements of operations. Participants purchased a total of 3,805,844 shares of common stock at a weighted average price of $1.05 per share during the fiscal year ended December 31, 2022. Participants purchased a total of 369,320 shares of common stock at a price of $6.29 per share during the fiscal year ended January 1, 2022.

13. LEASES

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

Amounts reported in the accompanying consolidated balance sheets as of December 31, 2022 and January 1, 2022 for operating leases were as follows (amounts in thousands):

	As of
	December 31, 2022	January 1, 2022
Operating lease right of use assets	$54,601	$51,992
Current portion of operating lease liabilities	$13,070	$13,534
Operating lease liabilities, less current portion	45,818	44,682
Total operating lease liabilities	$58,888	$58,216

Lease Costs

The components of lease cost for the fiscal years ended December 31, 2022 and January 1, 2022 are as follows (amounts in thousands):

	For the fiscal years ended
	December 31, 2022	January 1, 2022
Operating Lease Costs:
Operating lease cost	$21,898	$19,326
Impairment of operating lease right of use assets	-	-
Total operating lease costs	21,898	19,326
Variable lease costs	3,328	3,206
Short-term lease costs	1,640	1,919
Total lease cost	$26,866	$24,451

Supplemental Information

Information related to the Company’s operating lease right of use assets and related operating lease liabilities are as follows (dollar amounts in thousands):

	For the fiscal years ended
	December 31, 2022	January 1, 2022
Cash payments of operating lease liabilities	$(22,626)	$(19,697)
Operating lease right of use assets obtained in exchange for new operating lease liabilities	20,273	22,927
Reduction to operating lease right of use assets resulting from reduction to operating lease liabilities	-	(799)
Weighted average remaining lease term	4.27 years	4.54 years
Weighted average discount rate	7.48%	8.29%

Maturity of Operating Lease Liabilities

Maturities of operating lease liabilities as of December 31, 2022 are as follows (amounts in thousands):

Year Ending:
December 30, 2023	$18,541
December 28, 2024	17,212
January 3, 2026	13,705
January 2, 2027	9,763
January 1, 2028	5,632
Thereafter	4,827
Total undiscounted lease payments	69,680
Less: Imputed Interest	(10,792)
Total	58,888

Financing Leases

Financing leases include provisions to purchase the asset at the conclusion of the lease. There were no financing assets as of December 31, 2022 and $0.9 million of financing assets as of January 1, 2022 in property and equipment, net on the consolidated balance sheets. Financing liabilities of $0.7 million are included in other current liabilities on the consolidated balance sheets as of December 31, 2022. Financing liabilities of $0.6 million and $0.7 million are included in other current liabilities and other long-term liabilities, respectively, on the consolidated balance sheets as of January 1, 2022.

14. COMMITMENTS AND CONTINGENCIES

Insurance Reserves

As is typical in the healthcare industry, the Company is subject to claims that its services have resulted in patient injury or other adverse effects.

The accrued insurance reserves included in the accompanying consolidated balance sheets include estimates of the ultimate costs, including third-party legal defense costs, in the event the Company was unable to receive funds from claims made under commercial insurance policies, for claims that have been reported but not paid and claims that have been incurred but not reported at the balance sheet dates. Although substantially all reported claims are paid directly by the Company’s commercial insurance carriers (after the Company satisfies the applicable policy deductible and/or retention), the Company is ultimately responsible for payment of these claims in the event its insurance carriers become insolvent or otherwise do not honor the contractual obligations under the malpractice policies. The Company is required under U.S. GAAP to recognize these estimated liabilities in its consolidated financial statements on a gross basis; with a corresponding receivable from the insurance carriers reflecting the contractual indemnity provided by the carriers under the related insurance policies.

Since October 1, 2022, the Company has maintained primary commercial insurance coverage on a claims-made basis for professional malpractice claims with a $1.5 million per claim deductible and $5.0 million per claim and annual aggregate limits. Prior to October 1, 2022, the Company maintained primary commercial insurance coverage on a claims made basis for professional malpractice claims with varying deductibles by policy year from $0.5 million to $1.0 million on a per claim basis and $5.5 million to $6.0 million per claim and annual aggregate limits. Moreover, the Company maintains excess insurance coverage for professional malpractice claims. In addition, the Company maintains workers’ compensation insurance with a $0.5 million per claim deductible and statutory limits. The Company reimburses insurance carriers for deductible losses under these policies. The Company’s insurance carriers require collateral to secure the Company’s obligation to reimburse insurance carriers for these deductible payments. Collateral as of December 31, 2022 was composed of $19.7 million of issued letters of credit, $1.9 million in cash collateral, and $2.9 million in surety bonds. Collateral as of January 1, 2022 was composed of $17.6 million of issued letters of credit, $2.9 million in cash collateral, and $2.9 million in surety bonds.

As of December 31, 2022, insurance reserves totaling $90.3 million were included on the consolidated balance sheets, representing $41.8 million and $48.5 million of reserves for professional malpractice claims and workers’ compensation claims, respectively. At January 1, 2022 , insurance reserves totaling $80.5 million were included on the consolidated balance sheets, representing $38.7 million and $41.8 million of reserves for professional malpractice claims and workers’ compensation claims, respectively.

Litigation and Other Current Liabilities

On December 24, 2018, Aveanna Healthcare LLC, an indirect wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Agreement”) to acquire a pediatric home health company (the “Seller”). The agreement contained a provision whereby a $75.0 million transaction termination fee (the “Break-up Fee”) could be payable to the Seller under certain circumstances. On December 20, 2019, Aveanna Healthcare LLC terminated the Agreement, and the Seller demanded payment of the Break-up Fee. The Company believes the Agreement was terminated for cause, no payment of the Break-up Fee is due to the Seller and all potential claims and counterclaims related to the termination of the Agreement and payment of the Break-up Fee by either party are time barred.

On August 6, 2020, the Company sued Epic/Freedom, LLC (“Seller”), Webster Capital Corporation, and Webster Equity Partners (collectively, the “Defendants”) in the Delaware Superior Court. The Company asserted that the Defendants made fraudulent representations and warranties in connection with the Epic acquisition. The Company is seeking damages ranging from $24.0 million to $50.0 million. The Company also requested a declaratory judgment holding that the Defendants waived any claim to the Company’s continued possession of $7.1 million in escrow funds (the “Escrow Funds”) that were delivered to the Company in January 2018 by the Epic acquisition escrow agent. In response, the Defendants asserted four counterclaims: (1) specific performance of an alleged right to control a tax audit; (2) advancement of litigation fees and expenses for certain individual Defendants; (3) a declaratory judgment; and (4) breach of contract claim concerning the Escrow Funds. The Company subsequently reached an agreement with the Defendants, which (1) allowed the Defendants to take a principal role in the applicable tax audit, though the Company will continue to communicate with the Internal Revenue Service and retain the ability to make strategic decisions with respect to the audit and (2) dismissed claims against certain individual Defendants mooting Defendants’ claims for advancement of litigation fees and expenses. On March 10, 2023, the parties entered into a confidential settlement agreement releasing all claims related to this matter and ending all related litigation.

On November 23, 2022, a judgment in the amount of $19.8 million was rendered against the Company related to a civil litigation matter in Texas. In March 2023, the plaintiffs attempted to enforce the judgment by seeking a writ of garnishment and $18.4 million was garnished from the Company’s cash accounts. The Company promptly recorded an $18.4 million cash collateralized appellate bond with the court and is seeking dissolution of the writ of garnishment and return of the previously garnished funds. Further, the Company expects the court to grant its motion to dissolve the writ of garnishment and refund in full the $18.4 million of garnished funds. The Company is vigorously defending this matter, has appealed the judgment to the Texas Court of Appeals, and will avail itself of all appellate options.

On January 18, 2023, an arbitration award in the amount of $7.9 million was rendered against the Company related to a claim under the Company's Texas non-subscriber benefit plan. The Company will avail itself of all appellate options. The ultimate resolution of these litigated matters is not expected to have a material impact on the consolidated financial statements.

The Company is currently a party to various routine litigation incidental to the business. While management currently believes that the ultimate outcome of such proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Management has established provisions within other current liabilities in the accompanying consolidated balance sheets, which in the opinion of management represents the best estimate of exposure and adequately provide for such losses that may occur from asserted claims related to the provision of professional services and which may not be covered by the Company’s insurance policies. Management believes that any additional unfavorable provisions would not be material to the Company’s results of operations or financial position; however, if an unfavorable ruling on any asserted or unasserted claim were to occur, there exists the possibility of a material adverse impact on the Company’s net earnings or financial position. The estimate of the potential impact from legal proceedings on the Company’s financial position or overall results of operations could change in the future.

Healthcare Regulatory Matters

Starting on October 30, 2019 the Company has received grand jury subpoenas (“Subpoenas”) issued by the U.S. Department of Justice, Antitrust Division (the “Antitrust Division”) requiring the production of documents and information pertaining to nurse wages, reimbursement rates, and hiring activities in a few of its local markets. The Company is fully cooperating with the Antitrust Division with respect to this investigation. However, based on the information currently available to the Company, management cannot predict the timing or outcome of this investigation or predict the possible loss or range of loss, if any, associated with the resolution of this litigation.

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

15. EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries sponsor several defined contribution retirement plans, which qualify under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Certain of the Company’s retirement plans require or allow for contributions by the Company. Company contributions to the plans were approximately $6.4 million and $4.8 million for the fiscal years ended December 31, 2022 and January 1, 2022 and are included in cost of revenue, excluding depreciation and amortization, branch and regional administrative expenses, and corporate expenses in the accompanying consolidated statements of operations.

16. COVID-19

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

Provider Relief Fund (“PRF”): Beginning in April 2020, funds were distributed to health care providers who provide or provided diagnoses, testing, or care for individuals with possible or actual cases of COVID-19. In fiscal year 2020, the Company received PRF payments from HHS totaling $25.1 million, which were included in government stimulus liabilities in the accompanying consolidated balance sheet as of January 1, 2022. On March 5, 2021, we repaid these PRF payments in full. In December 2021, we also received PRF payments from HHS totaling $2.5 million. We repaid these PRF payments in full in December 2021.

State Sponsored Relief Funds: In fiscal year 2020, the Company received $4.8 million of stimulus funds from the Commonwealth of Pennsylvania Department of Human Services (“Pennsylvania DHS”). Such funds were not applied for or requested. The Company did not receive stimulus funds from any individual state other than Pennsylvania. The Company recognized $0.5 million of income related to these funds in fiscal year 2020, with the remaining $4.3 million included in government stimulus liabilities in the consolidated balance sheet as of January 2, 2021. On February 4, 2021, the Company repaid the remaining $4.3 million of direct stimulus funds to Pennsylvania DHS.

Deferred payment of the employer portion of social security taxes: The Company was permitted to defer payments of the employer portion of social security taxes in fiscal year 2020, which are payable in 50% increments, with the first 50% due by December 31, 2021 and the second 50% due by December 31, 2022. The Company did not defer any payroll taxes after December 31, 2020. In December 2021, the Company repaid $25.9 million of deferred payroll taxes with the remaining deferred payments of $25.5 million recorded in the current portion of deferred payroll taxes in the accompanying consolidated balance sheet as of January 1, 2022. We repaid the remaining $25.5 million of deferred social security taxes in December 2022.

Medicare Advances: Certain of the home health and hospice companies the Company has acquired received advance payments from the CMS in April 2020, pursuant to the expansion of the Accelerated Payments Program provided for in the CARES Act. These advances became repayable beginning one year from the date on which the accelerated advance was issued. The repayments occurred via offsets by CMS to current payments otherwise due from Medicare at a rate of 25% for the first eleven months. After the eleven months end, payments were recouped at a rate of 50% for another six months, after which any remaining balance became due. Gross advances received by acquired companies in April 2020 totaled $15.7 million. The Company began repaying the gross amount of the advances, via the offset mechanism described above, during the second quarter of fiscal year 2021, and had repaid an aggregate amount of $12.2 million of such advances as of January 1, 2022 with the remaining unpaid advances of $3.5 million recorded in other current liabilities in the accompanying consolidated balance sheet as of January 1, 2022. We repaid the remaining $3.5 million during the fiscal year ended December 31, 2022.

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

The Final Rule provides states with substantial flexibility in utilizing ARPA Relief Funds, including to support public health expenditures such as vaccination programs and testing, and PPE purchases, as well as providing premium pay for essential workers, including those in home-care settings, among many other things. States may not use ARPA Recovery Funds to fund tax cuts, fund budget deficits, or to support public employee pensions. During the fiscal year ended December 31, 2022, the Company received $6.3 million of ARPA Recovery Funds from various states, $5.0 million of which the Company recognized as revenue in our consolidated statements of operations, and $1.3 million of which was recognized in other current liabilities on our accompanying consolidated balance sheet at December 31, 2022.

17. RELATED PARTY TRANSACTIONS

The Company had entered into an advisory services agreement with affiliates of certain stockholders of the Company (the “Management Agreement”). Under this agreement, the managers provided general and strategic advisory services and were paid a quarterly management fee plus out of pocket expenses. Upon completion of the IPO, the Management Agreement was terminated. The Company incurred no management fees and expenses during the fiscal year ended December 31, 2022 and $0.8 million during the fiscal year ended January 1, 2022, which is included in corporate expenses in the accompanying consolidated statements of operations. The Company did not owe any amounts in connection with the Management Agreement as of December 31, 2022 or January 1, 2022.

One of the Company’s stockholders has an ownership interest in a revenue cycle vendor used by the Company for eligibility and clearinghouse billing services. Fees for such services totaled $0.4 million and $0.4 million during the fiscal years ended December 31, 2022 and January 1, 2022, respectively, and are included in corporate expenses in the accompanying consolidated statements of operations. The Company did not owe any amounts in connection with the expenses described above as of December 31, 2022 and January 1, 2022, respectively.

As of December 31, 2022, one of the Company’s stockholders owned 6.9% of the Company’s 2021 Extended Term Loan.

18. SEGMENT INFORMATION

The Company’s operating segments have been identified based upon how management has organized the business by services provided to customers and how the chief operating decision maker (“CODM”) manages the business and allocates resources. The Company has three operating segments and three reportable segments, Private Duty Services, Home Health & Hospice, and Medical Solutions. The PDS segment predominantly includes private duty skilled nursing services, non-clinical and personal care services, and pediatric therapy services and is primarily reimbursed by Medicaid and Medicaid MCO. The HHH segment provides home health and hospice services to predominately elderly patients and is primarily reimbursed by Medicare. Through the MS segment, the Company provides enteral nutrition and other products to adults and children, delivered on a periodic or as-needed basis, primarily reimbursed by Medicaid and Medicaid MCO.

The CODM evaluates performance using gross margin (and gross margin percentage). Gross margin includes revenue less all costs of revenue, excluding depreciation and amortization, but excludes branch and regional administrative expenses, corporate expenses and other non-field expenses. The CODM does not evaluate a measure of assets when assessing performance.

Results shown for the fiscal years ended December 31, 2022 and January 1, 2022 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

The following tables summarize the Company’s segment information for the fiscal years ended December 31, 2022 and January 1, 2022, respectively (amounts in thousands):

	For the fiscal year ended December 31, 2022
	PDS	HHH	MS	Total
Revenue	$1,415,105	$232,584	$139,956	$1,787,645
Cost of revenue, excluding depreciation and amortization	1,022,640	130,721	81,057	1,234,418
Gross margin	$392,465	$101,863	$58,899	$553,227
Gross margin percentage	27.7%	43.8%	42.1%	30.9%

	For the fiscal year ended January 1, 2022
	PDS	HHH	MS	Total
Revenue	$1,358,116	$177,272	$143,230	$1,678,618
Cost of revenue, excluding depreciation and amortization	963,257	93,557	79,400	1,136,214
Gross margin	$394,859	$83,715	$63,830	$542,404
Gross margin percentage	29.1%	47.2%	44.6%	32.3%

	For the fiscal years ended
Segment Reconciliation:	December 31, 2022	January 1, 2022
Total segment gross margin	$553,227	$542,404
Branch and regional administrative expenses	357,230	297,381
Corporate expenses	137,864	130,387
Goodwill impairment	675,346	117,702
Depreciation and amortization	21,313	20,550
Acquisition-related costs	99	12,832
Other operating expense (income)	3,651	(337)
Operating loss	(642,276)	(36,111)
Interest income	679	253
Interest expense	(107,720)	(68,930)
Loss on debt extinguishment	-	(13,702)
Other income	85,503	4,914
Loss before income taxes	$(663,814)	$(113,576)

19. NET LOSS PER SHARE

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

	For the fiscal years ended
	December 31, 2022	January 1, 2022
Numerator:
Net loss	$(662,034)	$(117,044)
Denominator:
Weighted average shares of common stock outstanding (1), basic and diluted	185,553	170,625
Net loss per share, basic and diluted	$(3.57)	$(0.69)

Dilutive securities outstanding not included in the computation of diluted net loss per share as their effect is antidilutive:
RSUs	4,113	2,453
PSUs	1,361	-
Stock options	14,375	15,270

1.
The calculation of weighted average shares of common stock outstanding includes all vested deferred restricted stock units.

20. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

Aveanna Healthcare Holdings Inc.
(Parent Company Only)
Condensed Balance Sheets
(Amounts in thousands, except share and per share data)

	As of
	December 31, 2022	January 1, 2022
Assets:
Investment in subsidiaries	$(4,175)	$637,951
Total assets	(4,175)	637,951
Deferred restricted stock units	2,135	2,135
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value as of December 31, 2022 and January 1, 2022,
5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value, 1,000,000,000 shares authorized;
188,859,165 and 184,732,268 issued and outstanding, respectively	1,888	1,847
Additional paid-in capital	1,228,512	1,208,645
Accumulated deficit	(1,236,710)	(574,676)
Total stockholders’ (deficit) equity	(6,310)	635,816
Total liabilities, deferred restricted stock units, and stockholders’ (deficit) equity	$(4,175)	$637,951

Aveanna Healthcare Holdings Inc.
(Parent Company Only)
Condensed Statement of Operations
(Amounts in thousands, except per share data)

	For the fiscal years ended
	December 31, 2022	January 1, 2022
Equity in net loss of subsidiaries	$(662,034)	$(117,044)
Net loss	$(662,034)	$(117,044)
Net loss per share, basic and diluted	$(3.57)	$(0.69)
Weighted average shares of common stock outstanding, basic and diluted	$185,553	$170,625

The accompanying note is an integral part of these condensed financial statements.

A statement of cash flows has not been presented as Aveanna Healthcare Holdings Inc. did not have any cash as of or for the fiscal years ended December 31, 2022 and January 1, 2022.

Note to Condensed Financial Statements of Registrant (Parent Company Only)

Basis of Presentation

These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of Aveanna Healthcare Holdings Inc. (“Parent”) (as defined in Rule 4-08(e)(3) of Regulation S-X) as of December 31, 2022 exceeded 25% of the consolidated net assets of the Company. The ability of the Company’s operating subsidiaries to pay dividends may be restricted due to the terms of the First Lien Term Loan, Revolver and Second Lien Term Loan, which are discussed in Note 6 – Long-Term Obligations.

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

21. SUBSEQUENT EVENT

In March 2023, the Company borrowed $20.0 million under the Revolving Credit Facility and $25.0 million under the Securitization Facility primarily to replace cash previously garnished from our accounts and to fund the cash collateralized appellate bond as disclosed in Note 14 - Commitments and Contingencies and routine operations.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act, that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting described below.

Management's Report on Internal Control Over Financial Reporting

Management under the supervision of, and with the participation of the Company’s principal executive and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework and the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the foregoing, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022 due to the material weakness we describe below.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are made only in accordance with authorizations of management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

During the third quarter ended October 1, 2022, we identified control deficiencies that aggregated to a material weakness in the design and operation of information technology general controls (“ITGCs”) related to one of the revenue systems in the Private Duty Service segment that supports the processes related to the preparation of our consolidated financial statements. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they are adversely impacted by ineffective ITGCs.

During the fourth quarter ended December 31, 2022, we identified additional control deficiencies related to overall ITGCs for both user access and program change-management for systems supporting all of the Company’s internal control processes and controls, controls over the completeness and accuracy of information used in business process controls and management review controls. Our business process controls (automated and manual), and management review controls were also deemed ineffective because they are adversely impacted by these ineffective ITGCs. These control deficiencies could result in misstatements, potentially impacting all financial statement accounts and disclosures, that may not be prevented or detected. Accordingly, these deficiencies, which include the control deficiencies identified in the third quarter of fiscal 2022, in aggregate constitute a material weakness.

The material weakness did not result in any identified misstatements to our consolidated financial statements, and there was no impact on previously released financial results.

Management has implemented and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated. The remediation actions include: (i) implementation of a new revenue system; (ii) changes to our ITGCs in the areas of user access and program change-management for systems supporting all of the Company’s internal control processes to ensure that internal controls are designed and operating effectively; and (iii) training and educating the control owners on ITGC policies concerning the principles and requirements of each control, with a focus on those related to user access and change-management over IT systems impacting financial reporting.

We believe that these actions will remediate the foregoing material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except for the actions intended to remediate the material weakness as described above, there were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15 (d) and 15d-15 (d) of the Exchange Act that occurred during the our fourth quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Auditor Report

Our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report herein.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aveanna Healthcare Holdings Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Aveanna Healthcare Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Aveanna Healthcare Holdings Inc. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

Management has identified a material weakness in the design and operation of controls related to not fully designing, implementing and monitoring information technology general controls including user access and program change-management, for systems supporting all of the Company’s internal control processes, controls over the completeness and accuracy of information used in business process controls and management review controls. Business process controls (automated and manual) and management review controls were also deemed ineffective because they are adversely impacted by ineffective information technology general controls. These control deficiencies could result in misstatements potentially impacting all financial statement accounts and disclosures that may not be prevented or detected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and January 1, 2022, the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the years then ended, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 16, 2023, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 16, 2023

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference in the 2023 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

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

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference in the 2023 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference in the 2023 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference in the 2023 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference in the 2023 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements. See Part II, Item 8, of this Annual Report on Form 10-K.

2. Financial Statement Schedules. There are no financial statement schedules included in this Annual Report on Form 10-K as they are either not applicable or included in the financial statements set forth under Part II, Item 8, of this Annual Report on Form 10-K.

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

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K, filed with the SEC on March 28, 2022).
4.2	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.4 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021).
4.3	Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 4.5 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021).
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

10.24

Receivable Financing Agreement, dated as of November 12, 2021, by and among Aveanna SPV I, LLC, as borrower, Aveanna Healthcare LLC, as initial servicer, PNC Bank, as administrative agent, and other lenders and agents party thereto (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2021).

10.25

Second Amendment to the Receivable Financing Agreement, dated August 8, 2022, by and among Aveanna SPV I, LLC, as borrower, Aveanna Healthcare, LLC, as initial servicer, PNC Bank, National Association, as administrative agent, and PNC Capital Markets LLC, as structuring agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2022).
10.26*	Separation and Transition Agreement, effective as of December 31, 2022, by and among H. Anthony Strange, Aveanna Healthcare LLC (f/k/a BCPE Eagle Buyer LLC) and Aveanna Healthcare Holdings Inc.
10.27*	Separation and Transition Agreement, effective as of December 31, 2022, by and among Rodney D. Windley, Aveanna Healthcare LLC (f/k/a BCPE Eagle Buyer LLC) and Aveanna Healthcare Holdings Inc.
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young, LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aveanna Healthcare Holdings Inc.

Date: March 16, 2023	By:	/s/ Jeff Shaner
Jeff Shaner
President, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeff Shaner	President, Chief Executive Officer (Principal Executive Officer)	March 16, 2023
Jeff Shaner

/s/ David Afshar	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2023
David Afshar

/s/ Rodney D. Windley	Chairman of the Board	March 16, 2023
Rodney D. Windley

/s/ Victor F. Ganzi	Member of the Board	March 16, 2023
Victor F. Ganzi

/s/ Christopher R. Gordon	Member of the Board	March 16, 2023
Christopher R. Gordon

/s/ Devin O'Reilly	Member of the Board	March 16, 2023
Devin O'Reilly

/s/ Sheldon M. Retchin	Member of the Board	March 16, 2023
Sheldon M. Retchin

/s/ Steve E. Rodgers	Member of the Board	March 16, 2023
Steve E. Rodgers

/s/ Erica Schwartz	Member of the Board	March 16, 2023
Erica Schwartz

/s/ Robert M. Williams, Jr.	Member of the Board	March 16, 2023
Robert M. Williams, Jr.

/s/ Richard C. Zoretic	Member of the Board	March 16, 2023
Richard C. Zoretic