Form 10-Q
period 2023-04-01
Aveanna Healthcare Holdings, Inc.
filed 2023-05-11
CIK 1832332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

or

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

As of May 5, 2023, the registrant had 185,859,165 shares of common stock, $0.01 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other similar expressions.

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
▪
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
▪
risks related to legal proceedings, claims and governmental inquiries given that the nature of our business exposes us to various liability claims, which may exceed the level of our insurance coverage; and
▪
the other risks described under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” contained in our Annual Report on Form 10-K filed on March 16, 2023.

Additionally, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Considering these risks, uncertainties and assumptions, the forward-looking statements contained in this Quarterly Report on Form 10-Q might not prove to be accurate and you should not place undue reliance upon them or otherwise rely upon them as predictions of future events. All forward-looking statements made by us in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date made, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
	As of
	April 1, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,433	$19,217
Patient accounts receivable	241,832	221,237
Receivables under insured programs	4,802	4,395
Prepaid expenses	16,589	15,089
Other current assets	10,840	9,813
Total current assets	308,496	269,751
Property and equipment, net	21,451	22,752
Operating lease right of use assets	51,679	54,601
Goodwill	1,159,688	1,159,688
Intangible assets, net	97,531	95,863
Receivables under insured programs	24,491	22,865
Other long-term assets	67,559	86,240
Total assets	$1,730,895	$1,711,760

LIABILITIES, DEFERRED RESTRICTED STOCK UNITS, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and other accrued liabilities	$42,581	$44,624
Accrued payroll and employee benefits	62,152	43,836
Current portion of insurance reserves - insured programs	4,802	4,395
Current portion of insurance reserves	28,275	27,531
Securitization obligations	155,000	140,000
Current portion of long-term obligations	9,200	9,200
Current portion of operating lease liabilities	16,110	13,070
Other current liabilities	57,626	43,841
Total current liabilities	375,746	326,497
Revolving credit facility	-	-
Long-term obligations, less current portion	1,279,864	1,281,082
Long-term insurance reserves - insured programs	24,491	22,865
Long-term insurance reserves	36,686	35,470
Operating lease liabilities, less current portion	43,087	45,818
Deferred income taxes	4,438	3,844
Other long-term liabilities	314	359
Total liabilities	1,764,626	1,715,935
Commitments and contingencies (Note 10)
Deferred restricted stock units	2,135	2,135
Stockholders’ deficit:
Preferred stock, $0.01 par value as of April 1, 2023 and December 31, 2022
5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value, 1,000,000,000 shares authorized;
188,859,165 and 188,859,165 issued and outstanding, respectively	1,888	1,888
Additional paid-in capital	1,230,954	1,228,512
Accumulated deficit	(1,268,708)	(1,236,710)
Total stockholders’ deficit	(35,866)	(6,310)
Total liabilities, deferred restricted stock units, and stockholders’ deficit	$1,730,895	$1,711,760

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the three-month periods ended
	April 1, 2023	April 2, 2022
Revenue	$466,413	$450,534
Cost of revenue, excluding depreciation and amortization	321,948	305,708
Branch and regional administrative expenses	91,708	88,743
Corporate expenses	30,935	36,567
Depreciation and amortization	4,041	5,819
Acquisition-related costs	70	91
Other operating expense (income)	72	(170)
Operating income	17,639	13,776
Interest income	75	62
Interest expense	(35,958)	(22,364)
Other (expense) income	(12,188)	36,457
(Loss) income before income taxes	(30,432)	27,931
Income tax expense	(1,566)	(2,597)
Net (loss) income	$(31,998)	$25,334
Net (loss) income per share:
Net (loss) income per share, basic	$(0.17)	$0.14
Weighted average shares of common stock outstanding, basic	189,054	184,927
Net (loss) income per share, diluted	$(0.17)	$0.14
Weighted average shares of common stock outstanding, diluted	189,054	185,427

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	For the three-month period ended April 1, 2023
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	188,859,165	$1,888	$1,228,512	$(1,236,710)	$(6,310)
Non-cash share-based compensation	-	-	2,442	-	2,442
Net loss	-	-	-	(31,998)	(31,998)
Balance, April 1, 2023	188,859,165	$1,888	$1,230,954	$(1,268,708)	$(35,866)

	For the three-month period ended April 2, 2022
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022	184,732,268	$1,847	$1,208,645	$(574,676)	$635,816
Non-cash share-based compensation	-	-	4,815	-	4,815
Net income	-	-	-	25,334	25,334
Balance, April 2, 2022	184,732,268	$1,847	$1,213,460	$(549,342)	$665,965

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)
	For the three-month periods ended
	April 1, 2023	April 2, 2022
Cash Flows From Operating Activities:
Net (loss) income	$(31,998)	$25,334
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	4,041	5,819
Amortization of deferred debt issuance costs	1,421	1,740
Amortization and impairment of operating lease right of use assets	4,236	4,193
Non-cash share-based compensation	2,442	4,815
Loss (gain) on disposal or impairment of licenses, property and equipment, and software	68	(282)
Fair value adjustments on interest rate derivatives	18,537	(38,256)
Deferred income taxes	594	1,414
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(20,595)	(22,552)
Prepaid expenses	(1,500)	(1,253)
Other current and long-term assets	(4,441)	3,554
Accounts payable and other accrued liabilities	(1,763)	5,199
Accrued payroll and employee benefits	18,316	(1,546)
Insurance reserves	1,960	3,836
Operating lease liabilities	(1,005)	(4,370)
Other current and long-term liabilities	17,182	2,879
Net cash provided by (used in) operating activities	7,495	(9,476)
Cash Flows From Investing Activities:
Acquisitions of businesses, net of cash acquired	-	(1,394)
Proceeds from sale of businesses	-	460
Payment for interest rate cap	-	(11,725)
Purchase of certificates of need	(2,678)	-
Purchases of property and equipment, and software	(2,122)	(3,984)
Net cash used in investing activities	(4,800)	(16,643)
Cash Flows From Financing Activities:
Proceeds from securitization obligation	35,000	30,000
Repayment of securitization obligation	(20,000)	(10,000)
Proceeds from revolving credit facility	20,000	-
Repayments on revolving credit facility	(20,000)	-
Principal payments on term loans	(2,300)	(2,150)
Principal payments on notes payable	(3,192)	(2,551)
Principal payments on financing lease obligations	(206)	(181)
Settlements with interest rate swap counterparties	3,219	(2,050)
Net cash provided by financing activities	12,521	13,068
Net change in cash and cash equivalents	15,216	(13,051)
Cash and cash equivalents at beginning of period	19,217	30,490
Cash and cash equivalents at end of period	$34,433	$17,439

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$24,196	$16,136
Cash paid for income taxes, net of refunds received	$(386)	$(161)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited consolidated financial statements do not include all the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, these interim unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of April 1, 2023 and the results of operations for the three-month periods ended April 1, 2023 and April 2, 2022, respectively. The results reported in these interim unaudited consolidated financial statements should not be regarded as indicative of results that may be expected for any other period or the entire year. These interim unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2023.

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52 or 53-week fiscal year. The accompanying interim unaudited consolidated balance sheets reflect the accounts of the Company as of April 1, 2023 and December 31, 2022. For the three-month periods ended April 1, 2023 and April 2, 2022, the accompanying interim unaudited consolidated statements of operations, stockholders’ (deficit) equity and cash flows reflect the accounts of the Company from January 1, 2023 through April 1, 2023 and January 2, 2022 through April 2, 2022, respectively.

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

Revenue is primarily derived from (i) pediatric healthcare services provided to patients including private duty nursing and therapy services; (ii) adult home health and hospice services (collectively “patient revenue”); and (iii) from the delivery of enteral nutrition and other products to patients (“product revenue”). The services provided by the Company have no fixed duration and can be terminated by the patient or the facility at any time, and therefore, each service provided is its own stand-alone contract. Incremental costs of obtaining a contract are expensed as incurred due to the short-term nature of the contracts.

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

For the PDS, HHH, and MS businesses, the Company receives payments from the following sources for services rendered: (i) state governments under their respective Medicaid programs (“Medicaid”); (ii) Managed Care providers of state government Medicaid programs (“Medicaid MCO”); (iii) commercial insurers; (iv) other government programs including Medicare, Tricare and ChampVA (“Medicare”); and (v) individual patients. As the period between the time of service and time of payment is typically one year or less, the Company did not adjust for the effects of a significant financing component.

The Company determines the transaction price based on established billing rates reduced by contractual adjustments and discounts provided to third-party payers and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements and historical experience. Implicit price concessions are based on historical collection experience. As of April 1, 2023 and December 31, 2022, estimated explicit and implicit price concessions of $50.3 million and $52.6 million, respectively, were recorded as reductions to patient accounts receivable balances to arrive at the estimated collectible revenue and patient accounts receivable. Most contracts contain variable consideration, however, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense which is included as a component of operating expenses in the consolidated statements of operations. The Company did not record any bad debt expense for the three-month periods ended April 1, 2023 and April 2, 2022, respectively.

The Company derives a significant portion of its revenue from Medicaid, Medicaid MCO, Medicare and other payers that receive discounts from established billing rates. The regulations and various managed care contracts under which these discounts must be estimated are complex and subject to interpretation. Management estimates the transaction price on a payer-specific basis given its interpretation of the applicable regulations or contract terms. Updated regulations and contract negotiations occur frequently,

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

necessitating regular review and assessment of the estimation process by management; however, there were no material revenue adjustments recognized from performance obligations satisfied or partially satisfied in previous periods for the three-month periods ended April 1, 2023 and April 2, 2022, respectively.

The following table presents revenue by payer type as a percentage of total revenue for the three-month periods ended April 1, 2023 and April 2, 2022, respectively:

	For the three-month periods ended
	April 1, 2023	April 2, 2022
Medicaid MCO	54.6%	49.5%
Medicaid	22.5%	22.0%
Commercial	10.2%	10.1%
Medicare	12.6%	18.3%
Self-pay	0.1%	0.1%
Total revenue	100.0%	100.0%

4. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following as of April 1, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

Instrument	Stated Maturity Date	Contractual Interest Rate	Interest Rate as of April 1, 2023	April 1, 2023	December 31, 2022
2021 Extended Term Loan (1)	07/2028	L + 3.75%	8.70%	$906,650	$908,950
Second Lien Term Loan (1)	12/2029	L + 7.00%	11.95%	415,000	415,000
Revolving Credit Facility (1)	04/2026	L + 3.75%	8.70%	-	-
Total principal amount of long-term obligations				1,321,650	1,323,950
Less: unamortized debt issuance costs				(32,586)	(33,668)
Total amount of long-term obligations, net of unamortized debt issuance costs				1,289,064	1,290,282
Less: current portion of long-term obligations				(9,200)	(9,200)
Total amount of long-term obligations, net of unamortized debt issuance costs, less current portion				$1,279,864	$1,281,082
(1) L = Greater of 0.50% or one-month LIBOR

The 2021 Extended Term Loan and Revolving Credit Facility bear interest, at the Company’s election, at a variable interest rate based on either LIBOR (subject to a minimum of 0.50%), or ABR (subject to a minimum of 2.00%) for the interest period relevant to such borrowing, plus an applicable margin of 3.75% for loans accruing interest based on LIBOR and an applicable margin of 2.75% for loans accruing interest based on ABR. As of April 1, 2023, the principal amount of the 2021 Extended Term Loan and borrowings under the Revolving Credit Facility accrued interest at a rate of 8.70%. On March 23, 2023, the Company amended the agreement governing the Revolving Credit Facility to increase the sublimit for letters of credit to $40.0 million from $30.0 million. The other terms of the Revolving Credit Facility remained unchanged.

The Second Lien Term Loan bears interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin (equal to 6.00%) plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the Prime Rate and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; or (2) an applicable margin (equal to 7.00%) plus LIBOR determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs; provided that such rate is not lower than a floor of 0.50%. As of April 1, 2023, the principal amount of the Second Lien Term Loan accrued interest at a rate of 11.95%.

Debt issuance costs related to the term loans are recorded as a direct deduction from the carrying amount of the debt. The balance for debt issuance costs related to the term loans as of April 1, 2023 and December 31, 2022 was $32.6 million and $33.3 million, respectively. Debt issuance costs related to the Revolving Credit Facility are recorded within other long-term assets. The balance

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

for debt issuance costs related to the Revolving Credit Facility as of April 1, 2023 and December 31, 2022 was $0.0 million and $0.2 million, respectively. The Company recognized interest expense related to the amortization of debt issuance costs of $1.4 million and $1.7 million during the three-month periods ended April 1, 2023 and April 2, 2022, respectively.

Issued letters of credit as of April 1, 2023 and December 31, 2022 were $38.0 million and $19.7 million, respectively. There were no swingline loans outstanding as of April 1, 2023 or December 31, 2022. Borrowing capacity under the Company's Revolving Credit Facility was approximately $162.0 million as of April 1, 2023 and $180.3 million as of December 31, 2022. Available borrowing capacity under the Revolving Credit Facility is subject to a maintenance leverage covenant that becomes effective if more than 30% of the total commitment is utilized.

The fair value of the Company's long-term obligations was estimated using market-observable inputs from the Company’s comparable peers with public debt, including quoted prices in active markets, which are considered Level 2 inputs. The aggregate fair value of the Company's long-term obligations was $1,023.8 million at April 1, 2023.

The Company was in compliance with all financial covenants and restrictions under the foregoing instruments at April 1, 2023.

5. SECURITIZATION FACILITY

On November 12, 2021, the Company (through a wholly owned special purpose entity, Aveanna SPV I, LLC) (the “special purpose entity”) entered into a Receivables Financing Agreement (as amended, the “Securitization Facility”) with a lending institution with a termination date of November 12, 2024. The maximum amount available under the Securitization Facility is $175.0 million, subject to certain borrowing base requirements. The Company incurred debt issuance costs of $1.4 million in connection with the Securitization Facility, which were capitalized and included in other long-term assets. The Company recognized interest expense related to the amortization of debt issuance costs of $0.1 million and $0.1 million for the three-month periods ended April 1, 2023 and April 2, 2022, respectively.

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

The outstanding balance under the Securitization Facility was $155.0 million and $140.0 million at April 1, 2023 and December 31, 2022, respectively. The balance accrues interest at a rate tied to the Bloomberg Short-term Bank Yield Index (“BSBY”) plus an applicable margin, which can increase or decrease based upon the Company's credit rating. The interest rate under the Securitization Facility was 7.16% at April 1, 2023.

The Securitization Facility is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and the borrowings are presented as liabilities in the accompanying consolidated balance sheets; (ii) the accompanying consolidated statements of operations reflect the interest expense associated with the collateralized borrowings; and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within the accompanying consolidated statements of cash flows. The Securitization Facility is included within current liabilities on the accompanying consolidated balance sheets as it is collateralized by current patient accounts receivable and not because payments are due within one year of the balance sheet date.

6. FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, patient accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair values due to the short-term maturities of the instruments.

The Company’s other assets measured at fair value were as follows (amounts in thousands):

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Fair Value Measurements at April 1, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$36,423	$-	$36,423
Interest rate swap agreements	-	26,790	-	26,790
Total derivative assets	$-	$63,213	$-	$63,213

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$47,459	$-	$47,459
Interest rate swap agreements	-	34,291	-	34,291
Total derivative assets	$-	$81,750	$-	$81,750

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

The Company currently has two interest rate swap agreements intended to limit its exposure to interest rate risk on its variable rate debt. These swaps expire on June 30, 2026. Under the swaps, the Company pays a fixed rate of 2.08% and receives the one-month LIBOR rate, subject to a 0.50% floor. The aggregate notional amount of the interest rate swaps remained unchanged at $520.0 million at April 1, 2023 and December 31, 2022, respectively. The fair value of the interest rate swaps was $26.8 million at April 1, 2023 and $34.3 million at December 31, 2022 and is included in other long-term assets in the accompanying consolidated balance sheets. The Company does not apply hedge accounting to these agreements and records all mark-to-market adjustments directly to other income in the accompanying consolidated statements of operations, which are included within cash flows from operating activities in the accompanying consolidated statements of cash flows. The net settlements incurred with swap counterparties under the swap agreements are recognized through cash flows from financing activities in the accompanying consolidated statements of cash flows due to an other-than-insignificant financing element on the interest rate swaps.

On February 9, 2022, the Company entered into interest rate cap agreements for an aggregate notional amount of $880.0 million and a cap rate of 3.00%. The premium paid for the interest rate cap agreements was $11.7 million. The cap agreements have an expiration date of February 28, 2027, and provide that the counterparty will pay the Company the amount by which LIBOR exceeds 3.00% in a given measurement period. The fair value of the interest rate cap agreements was $36.4 million at April 1, 2023 and $47.5 million at December 31, 2022 and is included in other long-term assets on the accompanying consolidated balance sheets. The Company does not apply hedge accounting to interest rate cap agreements and records all mark-to-market adjustments directly to other income in the accompanying consolidated statements of operations, which are included within cash flows from operating activities in the consolidated statement of cash flows. Proceeds from settlements with cap counterparties are included within cash flows from operating activities in the consolidated statement of cash flows. The premium payments on the interest rate caps were recognized through cash flows from investing activities.

The following losses and gains from these derivatives not designated as hedging instruments were recognized in the Company’s accompanying consolidated statements of operations for the three-month periods ended April 1, 2023 and April 2, 2022, respectively (amounts in thousands):

	Statement of Operations	For the three-month periods ended
	Classification	April 1, 2023	April 2, 2022
Interest rate cap agreements	Other (expense) income	$(11,036)	$12,545
Interest rate swap agreements	Other (expense) income	$(7,501)	$25,711

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

The Company recorded income tax expense of $1.6 million and $2.6 million for the three-month periods ended April 1, 2023, and April 2, 2022, respectively. The Company’s effective tax rate was -4.9% and 8.7% for the three-month periods ended April 1, 2023 and April 2, 2022, respectively. The effective tax rates for the three-month periods ended April 1, 2023 and April 2, 2022 differ from the statutory rate of 21% primarily due to the changes in the valuation allowance recorded against certain deferred tax assets, and separate state and local income taxes on taxable subsidiaries.

For the three-month period ended April 1, 2023, there were no material changes to the Company's uncertain tax positions. There has been no change to the Company's policy that recognizes potential interest and penalties related to uncertain tax positions in income tax expense in the accompanying consolidated statements of operations.

9. SHARE-BASED COMPENSATION

Time-Vesting Options

The Company recorded compensation expense, net of forfeitures, of $0.2 million and $0.4 million for the three-month periods ended April 1, 2023 and April 2, 2022, respectively, which is included in corporate and branch and regional administrative expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense as of April 1, 2023 associated with outstanding performance-vesting options was $2.2 million.

Performance-Vesting Options

The Company recorded compensation expense, net of forfeitures, of ($0.4) million and $1.9 million for the three-month periods ended April 1, 2023 and April 2, 2022, respectively, which is included in corporate and branch and regional administrative expenses in the accompanying consolidated statements of operations. There is no remaining unrecognized compensation expense associated with performance-vesting options.

Director Restricted Stock Units

During the three-month period ended April 1, 2023, the Compensation Committee of the Company's Board of Directors approved grants of 634,923 restricted stock units, with a grant date per share fair value of $1.26, to certain independent Directors ("Director RSUs"). Director RSUs vest over a one year period. In connection with such Director RSUs, together with the Director RSUs granted in the prior year, the Company recorded total compensation expense of $0.3 million and $0.2 million for the three-month periods ended April 1, 2023 and April 2, 2022, respectively, which is included in corporate expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense as of April 1, 2023 associated with outstanding performance-vesting options was $0.9 million.

Management Restricted Stock Units

The Company recorded compensation expense, net of forfeitures, of $0.7 million and $1.0 million for the three-month periods ended April 1, 2023 and April 2, 2022, respectively, which is included in corporate expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense as of April 1, 2023 associated with outstanding management restricted stock units was $10.1 million.

Employee Stock Purchase Plan

Eligible participants contributed $0.9 million during the three-month period ended April 1, 2023, which is included in accrued payroll and employee benefits in the accompanying consolidated balance sheets as of April 1, 2023. The Company recorded compensation expense of $0.2 million and $0.6 million for the three-month periods ended April 1, 2023 and April 2, 2022, respectively, which is included in corporate expenses, branch and regional administrative expenses and cost of revenue, excluding

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

depreciation and amortization in the accompanying consolidated statements of operations. Unrecognized compensation expense as of April 1, 2023 associated with the remaining ESPP purchase period through June 30, 2022 was $0.2 million.

Long-Term Incentive Plan ("LTIP")

During the three-month period ended April 1, 2023, the Compensation Committee of the Company's Board of Directors approved grants of restricted stock units ("RSUs") and performance stock units ("PSUs") under the Company's 2021 Omnibus Incentive Plan.

The RSUs are subject to a three-year service-based cliff vesting schedule commencing on the date of grant. Compensation cost for the RSUs is measured based on the grant date fair value of each share and the number of shares granted and is recognized over the applicable vesting period on a straight-line basis. During the three-month period ended April 1, 2023, the Company granted 4,073,186 RSUs with a grant date per share fair value of $1.26. The Company recorded compensation expense of $0.2 million which is included in corporate expenses and branch and regional administrative expenses in the accompanying consolidated statements of operations for the three-month period ended April 1, 2023. Unrecognized compensation expense as of April 1, 2023 associated with the remaining RSUs was $4.8 million.

The PSUs contain a performance criteria based on an adjusted EBITDA target over a three-year performance period. The PSUs are also subject to a three-year service-based cliff vesting schedule commencing on the date of grant. The PSUs have a service and a performance condition and compensation cost is initially measured based on the grant date fair value of each share. Cumulative compensation cost is subsequently adjusted at the end of each reporting period to reflect the current estimation of achieving the performance condition. During the three-month period ended April 1, 2023, the Company granted 4,073,108 PSUs with a weighted average grant date per share fair value of $1.26. The Company recorded compensation expense of $0.2 million which is included in corporate expenses and branch and regional administrative expenses in the accompanying consolidated statements of operations for the three-month period ended April 1, 2023. Unrecognized compensation expense as of April 1, 2023 associated with the remaining PSUs was $4.8 million.

The Company also granted awards under the LTIP during the three-month period ended April 2, 2022. Compensation expense, net of forfeitures for previously granted awards was $1.0 million and $0.8 million for the three-month periods ended April 1, 2023 and April 2, 2022, respectively. Unrecognized compensation expense associated with awards previously granted under the LTIP was $8.2 million as of April 1, 2023.

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

Since October 1, 2022, the Company has maintained primary commercial insurance coverage on a claims-made basis for professional malpractice claims with a $1.5 million per claim deductible and $5.0 million per claim and annual aggregate limits. Prior to October 1, 2022, the Company maintained primary commercial insurance coverage on a claims made basis for professional malpractice claims with varying deductibles by policy year from $0.5 million to $1.0 million on a per claim basis and $5.5 million to $6.0 million per claim and annual aggregate limits. Moreover, the Company maintains excess insurance coverage for professional malpractice claims. In addition, the Company maintains workers’ compensation insurance with a $0.5 million per claim deductible and statutory limits. The Company reimburses insurance carriers for deductible losses under these policies. The Company’s insurance carriers require collateral to secure the Company’s obligation to reimburse insurance carriers for these

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

deductible payments. Collateral as of April 1, 2023 was comprised of $23.0 million of issued letters of credit and $1.9 million in cash collateral. Collateral as of December 31, 2022 was comprised of $19.7 million of issued letters of credit, $1.9 million in cash collateral, and $2.9 million in surety bonds.

As of April 1, 2023, insurance reserves totaling $94.3 million were included on the accompanying consolidated balance sheets, representing $43.8 million and $50.5 million of reserves for professional malpractice claims and workers’ compensation claims, respectively. At December 31, 2022, insurance reserves totaling $90.3 million were included on the accompanying consolidated balance sheets, representing $41.8 million and $48.5 million of reserves for professional malpractice claims and workers’ compensation claims, respectively.

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

On August 6, 2020, the Company sued Epic/Freedom, LLC (“Seller”), Webster Capital Corporation, and Webster Equity Partners (collectively, the “Defendants”) in the Delaware Superior Court. The Company asserted that the Defendants made fraudulent representations and warranties in connection with the Epic acquisition. The Company is seeking damages ranging from $24.0 million to $50.0 million. The Company also requested a declaratory judgment holding that the Defendants waived any claim to the Company’s continued possession of $7.1 million in escrow funds (the “Escrow Funds”) that were delivered to the Company in January 2018 by the Epic acquisition escrow agent. In response, the Defendants asserted four counterclaims: (1) specific performance of an alleged right to control a tax audit; (2) advancement of litigation fees and expenses for certain individual Defendants; (3) a declaratory judgment; and (4) breach of contract claim concerning the Escrow Funds. The Company subsequently reached an agreement with the Defendants, which (1) allowed the Defendants to take a principal role in the applicable tax audit, though the Company will continue to communicate with the Internal Revenue Service and retain the ability to make strategic decisions with respect to the audit and (2) dismissed claims against certain individual Defendants mooting Defendants’ claims for advancement of litigation fees and expenses. On March 10, 2023, the parties entered into a confidential settlement agreement releasing all claims related to this matter and ending all related litigation. The settlement had no material impact on the consolidated results of operations. See Note 15 - Subsequent Event for additional disclosure.

On November 23, 2022, a judgment in the amount of $19.8 million was rendered against the Company related to a civil litigation matter in Texas. In March 2023, the plaintiffs attempted to enforce the judgment by seeking a writ of garnishment, and $18.4 million was garnished from the Company’s cash accounts. The Company promptly obtained and recorded an $18.4 million cash collateralized appellate bond with the state trial court, and such court dissolved the writ of garnishment and ordered the return of the previously garnished funds. All previously garnished funds have been returned to the Company. The Company is vigorously defending this matter, has appealed the judgment to the Texas Court of Appeals, and intends to avail itself of all appellate options.

On January 18, 2023, an arbitration award in the amount of $7.9 million was rendered against the Company related to a claim under the Company's Texas non-subscriber benefit plan. The Company intends to avail itself of all appellate options. The ultimate resolution of these litigated matters is not expected to have a material impact on the consolidated financial statements.

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

11. COVID-19

In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 outbreak adversely impacted economic activity and conditions worldwide, including workforces, liquidity, capital markets, consumer behavior, supply chains and macroeconomic conditions.

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

The Final Rule provides states with substantial flexibility in utilizing ARPA Relief Funds, including the ability to use such funds to support public health expenditures, such as vaccination programs and testing, and PPE purchases, as well as providing premium pay for essential workers, including those in home-care settings, among other things. States may not use ARPA Recovery Funds to fund tax cuts, fund budget deficits, or to support public employee pensions. For the three-month periods ended April 1, 2023 and April 2, 2022, we recognized $2.7 million and $3.1 million, respectively, of ARPA Recovery Funds from various states in the PDS segment as revenue in our accompanying consolidated statements of operations.

12. RELATED PARTY TRANSACTIONS

As of April 1, 2023, one of the Company’s stockholders owned 6.7% of the Company’s 2021 Extended Term Loan.

13. SEGMENT INFORMATION

The Company’s operating segments have been identified based upon how management has organized the business by services provided to customers and how the chief operating decision maker (“CODM”) manages the business and allocates resources. The Company has three operating segments and three reportable segments, Private Duty Services, Home Health & Hospice, and Medical Solutions. The PDS segment predominantly includes private duty skilled nursing services, non-clinical and personal care services, and pediatric therapy services. The HHH segment provides home health and hospice services to predominately elderly patients. Through the MS segment, the Company provides enteral nutrition and other products to adults and children, delivered on a periodic or as-needed basis.

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

Results shown for the three-month periods ended April 1, 2023 and April 2, 2022 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

The following tables summarize the Company’s segment information for the three-month periods ended April 1, 2023 and April 2, 2022, respectively (amounts in thousands):

	For the three-month period ended April 1, 2023
	PDS	HHH	MS	Total
Revenue	$372,947	$56,126	$37,340	$466,413
Cost of revenue, excluding depreciation and amortization	268,763	31,095	22,090	321,948
Gross margin	$104,184	$25,031	$15,250	$144,465
Gross margin percentage	27.9%	44.6%	40.8%	31.0%

	For the three-month period ended April 2, 2022
	PDS	HHH	MS	Total
Revenue	$350,190	$66,623	$33,721	$450,534
Cost of revenue, excluding depreciation and amortization	251,874	34,168	$19,666	305,708
Gross margin	$98,316	$32,455	$14,055	$144,826
Gross margin percentage	28.1%	48.7%	41.7%	32.1%

	For the three-month periods ended
Segment Reconciliation:	April 1, 2023	April 2, 2022
Total segment gross margin	$144,465	$144,826
Branch and regional administrative expenses	91,708	88,743
Corporate expenses	30,935	36,567
Depreciation and amortization	4,041	5,819
Acquisition-related costs	70	91
Other operating expense (income)	72	(170)
Operating income	17,639	13,776
Interest income	75	62
Interest expense	(35,958)	(22,364)
Other (expense) income	(12,188)	36,457
(Loss) income before income taxes	$(30,432)	$27,931

14. NET (LOSS) INCOME PER SHARE

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

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the three-month periods ended
	April 1, 2023	April 2, 2022
Numerator:
Net (loss) income	$(31,998)	$25,334
Denominator:
Weighted average shares of common stock outstanding (1), basic	189,054	184,927
Net (loss) income per share, basic	$(0.17)	$0.14

Weighted average shares of common stock outstanding (1), diluted	189,054	185,427
Net (loss) income per share, diluted	$(0.17)	$0.14
Dilutive securities outstanding not included in the computation of diluted net loss per share as their effect is antidilutive:
RSUs	8,570	4,394
PSUs	4,620	1,390
Stock options	14,236	9,347

(1)
The calculation of weighted average shares of common stock outstanding includes all vested deferred restricted stock units.

15. SUBSEQUENT EVENT

In April 2023, as part of a confidential settlement with Seller and Defendants (each as defined in Note 10), the Company funded approximately $6.8 million to an escrow account for the purposes of settling certain tax audits with the IRS, which are currently under appeal with the IRS. See Note 10 - Commitments and Contingencies for additional disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations, financial condition, liquidity and cash flows for the periods presented below. This discussion should be read in conjunction with the interim unaudited consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and related notes, our “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in each case included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC. As discussed in the section above titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements that are based upon our current expectations, including with respect to our future revenues and operating results. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Unless otherwise provided, “Aveanna”, “we,” “our” and the “Company” refer to Aveanna Healthcare Holdings Inc. and its consolidated subsidiaries.

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52-week or 53-week fiscal year. “Fiscal year 2023” refers to the 52-week fiscal year ending on December 30, 2023. “Fiscal year 2022” refers to the 52-week fiscal year ended on December 31, 2022. The “three-month period ended April 1, 2023”, or “first quarter of 2023” refers to the 13-week fiscal quarter ended on April 1, 2023. The “three-month period ended April 2, 2022” or “first quarter of 2022” refers to the 13-week fiscal quarter ended on April 2, 2022.

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

The following table summarizes the revenues generated by each of our segments for the three-month periods ended April 1, 2023 and April 2, 2022, respectively:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the three-month period ended April 1, 2023	$466,413	$372,947	$56,126	$37,340
Percentage of consolidated revenue		80%	12%	8%
For the three-month period ended April 2, 2022	$450,534	$350,190	$66,623	$33,721
Percentage of consolidated revenue		78%	15%	7%

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

Factors Affecting Results of Operations and Comparability

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

With the onset of the COVID-19 pandemic in March 2020, we began incurring incremental costs of patient services necessary to maintain our clinical workforce in the COVID-19 environment, including costs for additional PPE, hero and hazard pay, COVID-19 relief pay, incremental overtime, and various incentives to attract and retain caregivers. The pandemic impacted our operations in the first quarter of 2022 due to the Omicron variant and the attendant pressures on our clinical workforce. The direct effects on our business of the pandemic have significantly lessened since the first quarter of 2022, as a result of declining infection rates and the normalization of living with COVID-19 following the increase in accessibility to COVID-19 vaccines and antiviral treatments, as well as the expiration of the Public Health Emergency associated with COVID-19 on May 11, 2023.

Any future resurgence in COVID-19 or new variants of the virus, and the severity and duration thereof, remain uncertain, and potential negative impacts of such a resurgence on our results of operations could include, without limitation: lower volumes due to interruption of the operations of our referral sources; lower volumes due to lack of availability of caregivers in the workforce; the unwillingness of patients to accept services in their homes; lower revenue or higher salary and wage expense due to increased market rate expectations of caregivers in order to work in hazardous conditions where COVID-19 is prevalent; increased workers compensation insurance and leave costs; increased costs to comply with various federal, state and local vaccine or leave mandates, and any future spikes in PPE supply costs.

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

The Final Rule provides states with substantial flexibility in utilizing ARPA Relief Funds, including to support public health expenditures, such as vaccination programs and testing, and PPE purchases, as well as providing premium pay for essential workers, including those in home-care settings, among many other things. States may not use ARPA Recovery Funds to fund tax cuts, fund budget deficits, or to support public employee pensions. For the three-month periods ended April 1, 2023, and April 2, 2022, we recognized revenue in our consolidated statements of operations of $2.7 million and $3.1 million, respectively, from ARPA Recovery Funds from various states. We may receive additional ARPA Recovery Funds in the future; however, we cannot estimate the amount or timing of any future receipts. These funds are not subject to repayment, provided we are able to attest to and comply with any terms and conditions of such funding, as applicable. If we are unable to attest to or comply with current or future terms and conditions, our ability to retain some or all of the ARPA Recovery Funds received may be impacted.

HHS Proposed Rule: “Assuring Access to Medicaid Services”

On April 27, 2023, HHS introduced a proposed rule titled “Assuring Access to Medicaid Services.” The proposed rule has a stated goal of improving access to services for Medicaid beneficiaries. As part of this proposed rule, HHS is proposing that state Medicaid agencies provide assurances that a minimum of 80% of Medicaid payments for personal care and similar services be spent on compensation to direct care workers. The proposed rule would allow states four years to implement changes required by a final rule, with extended time specified for managed care delivery systems. The proposed rule is subject to comment and specifically requests comments on the 80% threshold, related definitions and the implementation period. The ultimate impact of any final rule, which could be adverse for periods after implementation, but could also benefit our business by improving access to services, depends on the requirements set forth in any final rule.

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

Results of Operations

Three-Month Period Ended April 1, 2023 Compared to the Three-Month Period Ended April 2, 2022

The following table summarizes our consolidated results of operations, including Field contribution, which is a non-GAAP measure (see “Non-GAAP Financial Measures” below), for the three-month periods indicated:

	For the three-month periods ended
(dollars in thousands)	April 1, 2023	% of Revenue	April 2, 2022	% of Revenue	Change	% Change
Revenue	$466,413	100.0%	$450,534	100.0%	$15,879	3.5%
Cost of revenue, excluding depreciation and amortization	321,948	69.0%	305,708	67.9%	16,240	5.3%
Gross margin	$144,465	31.0%	$144,826	32.1%	$(361)	-0.2%
Branch and regional administrative expenses	91,708	19.7%	88,743	19.7%	2,965	3.3%
Field contribution	$52,757	11.3%	$56,083	12.4%	$(3,326)	-5.9%
Corporate expenses	30,935	6.6%	36,567	8.1%	(5,632)	-15.4%
Depreciation and amortization	4,041	0.9%	5,819	1.3%	(1,778)	-30.6%
Acquisition-related costs	70	0.0%	91	0.0%	(21)	-23.1%
Other operating expense (income)	72	0.0%	(170)	0.0%	242	-142.4%
Operating income	$17,639	3.8%	$13,776	3.1%	$3,863	28.0%
Interest expense, net	(35,883)		(22,302)		(13,581)	60.9%
Other (expense) income	(12,188)		36,457		(48,645)	-133.4%
Income tax expense	(1,566)		(2,597)		1,031	-39.7%
Net (loss) income	$(31,998)		$25,334		$(57,332)	-226.3%

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the three-month periods indicated:

	For the three-month periods ended
(dollars in thousands)	April 1, 2023	April 2, 2022	Change	% Change
Revenue	$466,413	$450,534	$15,879	3.5%
Cost of revenue, excluding depreciation and amortization	321,948	305,708	16,240	5.3%
Gross margin	$144,465	$144,826	$(361)	-0.2%
Gross margin percentage	31.0%	32.1%
Branch and regional administrative expenses	91,708	88,743	2,965	3.3%
Field contribution	$52,757	$56,083	$(3,326)	-5.9%
Field contribution margin	11.3%	12.4%
Corporate expenses	$30,935	$36,567	$(5,632)	-15.4%
As a percentage of revenue	6.6%	8.1%
Operating income	$17,639	$13,776	$3,863	28.0%
As a percentage of revenue	3.8%	3.1%

The following tables summarize our key performance measures by segment for the three-month periods indicated:

	PDS
	For the three-month periods ended
(dollars and hours in thousands)	April 1, 2023	April 2, 2022	Change	% Change
Revenue	$372,947	$350,190	$22,757	6.5%
Cost of revenue, excluding depreciation and amortization	268,763	251,874	16,889	6.7%
Gross margin	$104,184	$98,316	$5,868	6.0%
Gross margin percentage	27.9%	28.1%		-0.2%	(4)
Hours	9,783	9,612	171	1.8%
Revenue rate	$38.12	$36.43	$1.69	4.7%	(1)
Cost of revenue rate	$27.47	$26.20	$1.27	4.9%	(2)
Spread rate	$10.65	$10.23	$0.42	4.2%	(3)

	HHH
	For the three-month periods ended
(dollars and admissions/episodes in thousands)	April 1, 2023	April 2, 2022	Change	% Change
Revenue	$56,126	$66,623	$(10,497)	-15.8%
Cost of revenue, excluding depreciation and amortization	31,095	34,168	(3,073)	-9.0%
Gross margin	$25,031	$32,455	$(7,424)	-22.9%
Gross margin percentage	44.6%	48.7%		-4.1%	(4)
Home health total admissions (5)	11.7	14.3	(2.6)	-18.2%
Home health episodic admissions (6)	8.0	8.7	(0.7)	-8.0%
Home health total episodes (7)	11.9	13.8	(1.9)	-13.8%
Home health revenue per completed episode (8)	$2,969	$2,942	$27	0.9%

	MS
	For the three-month periods ended
(dollars and UPS in thousands)	April 1, 2023	April 2, 2022	Change	% Change
Revenue	$37,340	$33,721	$3,619	10.7%
Cost of revenue, excluding depreciation and amortization	22,090	19,666	2,424	12.3%
Gross margin	$15,250	$14,055	$1,195	8.5%
Gross margin percentage	40.8%	41.7%		-0.9%	(4)
Unique patients served (“UPS”)	85	78	7	9.0%
Revenue rate	$439.29	$432.32	$6.97	1.7%	(1)
Cost of revenue rate	$259.88	$252.13	$7.75	3.3%	(2)
Spread rate	$179.41	$180.19	$(0.78)	-0.5%	(3)

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

The following discussion of our results of operations should be read in conjunction with the foregoing tables summarizing our consolidated results of operations and key performance measures, as well as our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Summary Operating Results

Operating Income

Operating income was $17.6 million, or 3.8% of revenue, for the three-month period ended April 1, 2023, as compared to operating income of $13.8 million, or 3.1% of revenue, for the three-month period ended April 2, 2022, an increase of $3.9 million, or 28.0%.

Operating income for the first quarter of 2023 was negatively impacted by a decrease of $3.3 million, or 5.9%, in Field contribution as compared to the first quarter of 2022. The $3.3 million decrease in Field contribution resulted from a $15.9 million, or 3.5%, increase in consolidated revenue, partially offset by a 1.1% decrease in our Field contribution margin to 11.3% for the first quarter of 2023 from 12.4% for the first quarter of 2022. The primary driver of our lower Field contribution margin over the comparable quarter was a 1.1% decrease in gross margin percentage to 31.0% for the first quarter of 2023 from 32.1% for the first quarter of 2022.

In addition to the $3.3 million decrease in Field contribution, the following additional items primarily contributed to the overall $3.9 million increase in operating income over the comparable first quarter periods:

•
a $5.6 million decrease in corporate expenses; and
•
a $1.8 million decrease in depreciation and amortization.

Net (Loss) Income

Net loss for the three-month period ended April 1, 2023 was $32.0 million, as compared to net income of $25.3 million for three-month period ended April 2, 2022. The $57.3 million decrease in net income was primarily driven by the following:

•
the previously discussed $3.9 million increase in operating income; offset by
•
a $13.6 million increase in interest expense, net of interest income; and
•
an aggregate $48.6 million decrease in valuation gains on interest rate derivatives, net of increases in net settlements received from interest rate derivative counterparties over the comparable quarter.

Revenue

Revenue was $466.4 million for the three-month period ended April 1, 2023 as compared to $450.5 million for the three-month period ended April 2, 2022, an increase of $15.9 million, or 3.5%. This increase resulted from the following segment activity:

•
a $22.8 million, or 6.5%, increase in PDS revenue;
•
a $10.5 million, or 15.8%, decrease in HHH revenue; and
•
a $3.6 million, or 10.7%, increase in MS revenue.

Our PDS segment revenue growth of $22.8 million, or 6.5%, for the three-month period ended April 1, 2023 was attributable to a 1.8% increase in volume and a 4.7% increase in revenue rate.

The 4.7% increase in PDS revenue rate for the three-month period ended April 1, 2023, as compared to the three-month period ended April 2, 2022, resulted primarily from reimbursement rate increases issued by various state Medicaid programs and Managed Medicaid payers.

Our HHH segment revenue decline of $10.5 million, or 15.8%, for the three-month period ended April 1, 2023 resulted primarily from a decline in volumes over the comparable period.

The $3.6 million increase in MS segment revenue for the three-month period ended April 1, 2023, as compared to the three-month period ended April 2, 2022, was attributable to volume growth of 9.0% combined with a 1.7% increase in revenue rate over the comparable period.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $321.9 million for the three-month period ended April 1, 2023, as compared to $305.7 million for the three-month period ended April 2, 2022, an increase of $16.2 million, or 5.3%. This increase resulted from the following segment activity:

•
a $16.9 million, or 6.7%, increase in PDS cost of revenue;
•
a $3.1 million, or 9.0%, decrease in HHH cost of revenue; and
•
a $2.4 million, or 12.3%, increase in MS cost of revenue.

The 6.7% increase in PDS cost of revenue for the three-month period ended April 1, 2023 resulted from the previously described 1.8% increase in PDS volume combined with a 4.9% increase in PDS cost of revenue rate. The 4.9% increase in cost of revenue rate primarily resulted from higher caregiver labor costs including pass-through of state reimbursement rate increases.

The 9.0% decrease in HHH cost of revenue for the three-month period ended April 1, 2023 was driven by a decline in HHH volumes, offset in part by increases in overall caregiver costs as a percentage of revenue.

The 12.3% increase in MS cost of revenue for the three-month period ended April 1, 2023 was driven by the previously described 9.0% growth in MS volumes during the first quarter of 2022 and a 3.3% increase in cost of revenue rate.

Gross Margin and Gross Margin Percentage

Gross margin was $144.5 million, or 31.0% of revenue, for the three-month period ended April 1, 2023, as compared to $144.8 million, or 32.1% of revenue, for the three-month period ended April 2, 2022. Gross margin decreased $0.4 million, or 0.2%, from the comparable prior year quarter. The 1.1% decrease in gross margin percentage for the three-month period ended April 1, 2023 resulted from the combined changes in our revenue rates and cost of revenue rates in each of our segments, which we refer to as the change in our spread rate, as follows:

•
a 4.2% increase in PDS spread rate from $10.23 to $10.65 driven by the 4.7% increase in PDS revenue rate, net of the 4.9% increase in PDS cost of revenue rate;
•
a 0.5% decrease in MS spread rate from $180.19 to $179.41 driven by the 1.7% increase in MS revenue rate, net of the 3.3% increase in MS cost of revenue rate; and
•
our HHH segment, in which gross margin percentage decreased by 4.1%.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $91.7 million, or 19.7% of revenue, for the three-month period ended April 1, 2023, as compared to $88.7 million, or 19.7% of revenue, for the three-month period ended April 2, 2022, an increase of $3.0 million, or 3.3%.

The 3.3% increase in branch and regional administrative expenses was consistent with our 3.5% revenue growth for the three-month period ended April 1, 2023, as compared to the three-month period ended April 2, 2022, and resulted in no change in branch and regional administrative expenses as a percentage of revenue over the comparable quarterly periods.

Field Contribution and Field Contribution Margin

Field contribution was $52.8 million, or 11.3% of revenue, for the three-month period ended April 1, 2023, as compared to $56.1 million, or 12.4% of revenue, for the three-month period ended April 2, 2022. Field contribution decreased $3.3 million, or 5.9%, for the three-month period ended April 1, 2023, as compared to the three-month period ended April 2, 2022. The 1.1% decrease in Field contribution margin for the three-month period ended April 1, 2023 resulted from the following:

•
the 1.1% decrease in gross margin percentage in the three-month period ended April 1, 2023, as compared to the three-month period ended April 2, 2022.

Field Contribution and Field Contribution Margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the three-month periods ended April 1, 2023 and April 2, 2022 were as follows:

	For the three-month periods ended
	April 1, 2023		April 2, 2022
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$466,413		$450,534
Corporate expense components:
Compensation and benefits	$16,765	3.6%	$17,265	3.8%
Non-cash share-based compensation	2,161	0.5%	4,029	0.9%
Professional services	5,973	1.3%	8,475	1.9%
Rent and facilities expense	2,861	0.6%	2,983	0.7%
Office and administrative	217	0.0%	1,243	0.3%
Other	2,958	0.6%	2,572	0.6%
Total corporate expenses	$30,935	6.6%	$36,567	8.1%

Corporate expenses were $30.9 million, or 6.6% of revenue, for the three-month period ended April 1, 2023, as compared to $36.6 million, or 8.1% of revenue, for the three-month period ended April 2, 2022. The $5.6 million, or 15.4%, decrease in corporate expenses resulted primarily from:

•
lower compensation and benefits costs due to a reduction in transition and integration activities with acquired businesses, as well as the executive transition completed on December 31, 2022;
•
lower non-cash share-based compensation costs due to certain forfeitures of unvested awards and the absence of expense from vesting of pre-IPO awards which were fully expensed during fiscal year 2022; and
•
lower professional service costs due to a reduction in transition and integration activities.

Depreciation and Amortization

Depreciation and amortization was $4.0 million for the three-month period ended April 1, 2023, as compared to $5.8 million for the three-month period ended April 2, 2022, a decrease of $1.8 million, or 30.6%. The $1.8 million decrease primarily resulted from the absence of amortization charges associated with assets acquired in connection with the acquisition of Comfort Care and Accredited completed in the fourth quarter of 2021 which were amortized over a one year period.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $35.9 million for the three-month period ended April 1, 2023, as compared to $22.3 million for the three-month period ended April 2, 2022, an increase of $13.6 million, or 60.9%. The increase was primarily driven by significant increases in LIBOR, largely because the Federal Reserve Board has significantly increased the U.S. federal funds rate since the beginning of 2022. See further analysis under Liquidity and Capital Resources below.

Other (Expense) Income

Other expense was $12.2 million for the three-month period ended April 1, 2023, as compared to other income of $36.5 million for the three-month period ended April 2, 2022, a decrease of $48.6 million. We realized a $56.8 million decrease in non-cash valuation gains on interest rate derivatives resulting from changes in market expectations of future interest rates as of the comparable quarter-end valuation dates; offset by an $8.7 million improvement in net settlements with interest rate derivative counterparties as interest rates increased compared to the prior year quarter. Details of other (expense) income included the following:

	For the three-month periods ended
(dollars in thousands)	April 1, 2023	April 2, 2022
Valuation (loss) gain to state interest rate derivatives at fair value	$(18,537)	$38,256
Net settlements received from (paid to) interest rate derivative counterparties	6,615	(2,073)
Other	(266)	274
Total other (expense) income	$(12,188)	$36,457

Income Taxes

We incurred income tax expense of $1.6 million for the three-month period ended April 1, 2023, as compared to income tax expense of $2.6 million for the three-month period ended April 2, 2022. This decrease in tax expense was primarily driven by the changes in federal and state valuation allowances, changes in uncertain tax positions and changes to federal and state current tax expense.

Non-GAAP Financial Measures

In addition to our results of operations prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which we have discussed above, we also evaluate our financial performance using EBITDA, Adjusted EBITDA, Field contribution and Field contribution margin.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP financial measures and are not intended to replace financial performance measures determined in accordance with U.S. GAAP, such as net (loss) income. Rather, we present EBITDA and Adjusted EBITDA as supplemental measures of our performance. We define EBITDA as net (loss) income before interest expense, net; income tax (expense) benefit; and depreciation and amortization. We define Adjusted EBITDA as EBITDA, adjusted for the impact of certain other items that are either non-recurring, infrequent, non-cash, unusual, or items deemed by management to not be indicative of the performance of our core operations, including impairments of goodwill, intangible assets, and other long-lived assets; non-cash, share-based compensation; loss on extinguishment of debt; fees related to debt modifications; the effect of interest rate derivatives; acquisition-related and integration costs; legal costs and settlements associated with acquisition matters; COVID-19 related costs; restructuring costs; other legal matters; and other system transition costs, professional fees and other costs. As non-GAAP financial measures, our computations of EBITDA and Adjusted EBITDA may vary from similarly termed non-GAAP financial measures used by other companies, making comparisons with other companies on the basis of this measure impracticable.

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

We have incurred substantial acquisition-related costs and integration costs. The underlying acquisition activities take place over a defined timeframe, have distinct project timelines and are incremental to activities and costs that arise in the ordinary course of our business. Therefore, we believe it is important to exclude these costs from our Adjusted EBITDA because it provides management a normalized view of our core, ongoing operations after integrating our acquired companies, which is an important measure in assessing our performance.

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

The following table reconciles net (loss) income to EBITDA and Adjusted EBITDA for the periods indicated:

	For the three-month periods ended
(dollars in thousands)	April 1, 2023	April 2, 2022
Net (loss) income	$(31,998)	$25,334
Interest expense, net	35,883	22,302
Income tax expense	1,566	2,597
Depreciation and amortization	4,041	5,819
EBITDA	9,492	56,052
Goodwill, intangible and other long-lived asset impairment	68	(112)
Non-cash share-based compensation	2,442	4,815
Interest rate derivatives (1)	11,922	(36,183)
Acquisition-related costs (2)	70	91
Integration costs (3)	1,133	6,747
Legal costs and settlements associated with acquisition matters (4)	304	1,039
COVID-related costs, net of reimbursement (5)	-	4,172
Restructuring (6)	2,127	-
Other system transition costs, professional fees and other (7)	923	1,329
Total adjustments (8)	$18,989	$(18,102)
Adjusted EBITDA	$28,481	$37,950

(1)
Represents valuation adjustments and settlements associated with interest rate derivatives that are not included in interest expense, net. Such items are included in other income.
(2)
Represents transaction costs incurred in connection with planned, completed, or terminated acquisitions, which include investment banking fees, legal diligence and related documentation costs, and finance and accounting diligence and documentation, as presented on the Company’s consolidated statements of operations.
(3)
Represents (i) costs associated with our Integration Management Office, which focuses on our integration efforts and transformational projects such as systems conversions and implementations, material cost reduction and restructuring projects, among other things, of $0.4 million and $1.1 million for the three-month periods ended April 1, 2023 and April 2, 2022, respectively; and (ii) transitionary costs incurred to integrate acquired companies into our field and corporate operations of $0.7 million and $5.6 million for the three-month periods ended April 1, 2023 and April 2, 2022, respectively. Transitionary costs incurred to integrate acquired companies include IT consulting costs and related integration support costs; salary, severance and retention costs associated with duplicative acquired company personnel until such personnel are exited from the Company; accounting, legal and consulting costs; expenses and impairments related to the closure and consolidation of overlapping markets of acquired companies, including lease termination and relocation costs; costs associated with terminating legacy acquired company contracts and systems; and one-time costs associated with rebranding our acquired companies and locations to the Aveanna brand.

(4)
Represents legal and forensic costs, as well as settlements associated with resolving legal matters arising during or as a result of our acquisition-related activities. This primarily includes costs of $0.1 million and $1.0 million for the three-month periods ended April 1, 2023 and April 2, 2022, respectively, to comply with the U.S. Department of Justice, Antitrust Division’s grand jury subpoena related to nurse wages and hiring activities in certain of our markets, in connection with a terminated transaction.
(5)
Represents costs incurred as a result of the COVID-19 environment, primarily including, but not limited to, (i) relief, vaccine, and hero pay provided to our caregivers; staffing and retention related incentives to attract and retain caregivers in the midst of the Omicron surge; and other incremental compensation costs; (ii) sick leave for our caregivers required by OSHA's Emergency Temporary Standard, costs required to comply with federal, state and local vaccination mandates and testing requirements, and worker compensation costs for mandated quarantine time; (iii) incremental PPE costs; and (iv) salary, severance and lease termination costs associated with workforce reductions necessitated by COVID-19; net of temporary reimbursement rate increases provided by certain state Medicaid and Medicaid Managed Care programs which approximated $4.2 million for the three-month period ended April 2, 2022.
(6)
Represents costs associated with restructuring our branch and regional administrative footprint as well as our corporate overhead infrastructure costs for the three-month period ended April 1, 2023, in order to appropriately size our resources to current volumes, including: (i) branch and regional salary and severance costs; (ii) corporate salary and severance costs; and (iii) rent and lease termination costs associated with the closure of certain office locations.
(7)
Represents (i) costs associated with the implementation of, and transition to, new electronic medical record systems, billing and collection systems, duplicative system costs while such transformational projects are in-process, and other system transition costs of $0.7 million and $1.6 million for three-month periods ended April 1, 2023 and April 2, 2022, respectively, respectively; (ii) professional fees associated with preparation for Sarbanes-Oxley compliance of $0.5 million and $0.2 million for the three-month periods ended April 1, 2023 and April 2, 2022, respectively; (iii) $(0.2) million of net gains on disposal of businesses during the three-month period ended April 2, 2022 (there were no such gains or losses in the current year); and (iv) certain other costs or (income) that are either non-cash or non-core to the Company’s ongoing operations of $(0.3) million and $(0.3) million for the three-month periods ended April 1, 2023 and April 2, 2022, respectively.
(8)
The table below reflects the increase or decrease, and aggregate impact, to the line items included in our consolidated statements of operations based upon the adjustments used in arriving at Adjusted EBITDA from EBITDA for the periods indicated:

	Impact to Adjusted EBITDA
	For the three-month periods ended
(dollars in thousands)	April 1, 2023	April 2, 2022
Revenue	$-	$-
Cost of revenue, excluding depreciation and amortization	145	3,936
Branch and regional administrative expenses	1,641	1,390
Corporate expenses	4,874	13,107
Acquisition-related costs	70	91
Other operating expense (income)	-	(170)
Other (expense) income	12,259	(36,456)
Total adjustments	$18,989	$(18,102)

Field contribution and Field Contribution Margin

Field contribution and Field contribution margin are non-GAAP financial measures and are not intended to replace financial performance measures determined in accordance with U.S. GAAP, such as gross margin and gross margin percentage. Rather, we present Field contribution and Field contribution margin as supplemental measures of our performance. We define Field contribution as gross margin less branch and regional administrative expenses. Field contribution margin is Field contribution as a percentage of revenue. As non-GAAP financial measures, our computations of Field contribution and Field contribution margin may vary from similarly termed non-GAAP financial measures used by other companies, making comparisons with other companies on the basis of these measures impracticable.

Field contribution and Field contribution margin have limitations as analytical tools and should not be considered in isolation or as substitutes or alternatives to gross margin, gross margin percentage, net income or loss, revenue, operating income or loss, cash flows from operating activities, total indebtedness or any other financial measures calculated in accordance with U.S. GAAP.

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

The following table reconciles gross margin to Field contribution and Field contribution margin for the periods indicated:

	For the three-month periods ended
(dollars in thousands)	April 1, 2023	April 2, 2022
Gross margin	$144,465	$144,826
Gross margin percentage	31.0%	32.1%
Branch and regional administrative expenses	91,708	88,743
Field contribution	$52,757	$56,083
Field contribution margin	11.3%	12.4%
Revenue	$466,413	$450,534

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

As permitted by the CARES Act, we deferred payment of $46.8 million of payroll taxes to the Internal Revenue Service (“IRS”) in fiscal year 2020, which increased our net cash provided by operating activities and available cash on hand. Certain companies we acquired in fiscal years 2020 and 2021 had also deferred payroll taxes of $4.6 million in aggregate in fiscal year 2020. We did not defer any payroll taxes after December 31, 2020. In December 2021, we paid $25.9 million to the IRS, reducing our aggregate deferred payroll tax liabilities to $25.5 million, which we paid in full to the IRS in December 2022.

In connection with the enforcement of a $19.8 million legal judgment, in March 2023, $18.4 million of cash was garnished from the Company’s accounts via a writ of garnishment. In response, we promptly obtained and recorded an $18.4 million cash collateralized appellate bond with the court and filed a motion to dissolve the writ of garnishment and return the previously garnished funds. Subsequently in March 2023, the court dissolved the writ of garnishment and released the $18.4 million of cash back to Aveanna. With respect to the additional $18.4 million of cash collateral posted by us in support of the above-described appellate bond, in March 2023 we substituted $15.0 million of letters of credit for cash collateral previously posted, and we received $15.0 million of cash back in March 2023. The remaining $3.4 million of cash collateral supporting the appellate bond is recorded in other current assets in the accompanying financial statements and reduces cash available to us for general working capital purposes until the appeal process is concluded, which may take up to or more than 24 months. In March 2023, we drew on our Securitization Facility and Revolving Credit Facility to replace cash originally subject to garnishment and also to fund the appellate bond. We used the aggregate $33.4 million of cash subsequently returned in March 2023 to repay the related amounts previously drawn on the Revolving Credit Facility and Securitization Facility.

In response to a $7.9 million arbitration award rendered against us in connection with this civil litigation matter, we expect to fund up to $7.9 million of cash collateral for an appellate bond during our second fiscal quarter of 2023 while this matter is under appeal. This cash collateral will also reduce cash available to us for general working capital purposes until the appeal process is concluded. We intend to use available cash on hand or borrow under our Securitization Facility or Revolving Credit Facility to fund this cash collateral based on circumstances at the time of funding.

In connection with a settlement agreement we entered into in March 2023 with the sellers of Epic/Freedom LLC and other defendants (collectively, the “Defendants”), we funded approximately $6.8 million in April 2023 to an escrow account for the purposes of settling certain tax audits with the IRS, which are currently under appeal with the IRS. At such time as the audits are concluded, these escrowed funds will be used to satisfy any additional amounts due to the IRS or paid to the Seller. To the extent that any additional amounts due to the IRS exceed the escrowed funds, we as the taxpayer, will be required to fund such amounts, but we have contractual rights to reimbursement from the Defendants. We expect these tax matters to conclude in the second half of fiscal year 2023.

For additional information with respect to the foregoing litigation matters, please see "Litigation and Other Current Liabilities" set forth in Note 10 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

At April 1, 2023 we had $34.4 million in cash on hand, $20.0 million available to us under our Securitization Facility and approximately $162.0 million of borrowing capacity under the Revolving Credit Facility. Available borrowing capacity under the Revolving Credit Facility is subject to a maintenance leverage covenant that becomes effective if more than 30% of the total commitment is utilized, subject to a $15.0 million carve-out for letters of credit. We believe that borrowing capacity under the Revolving Credit Facility will decrease in the second fiscal quarter of 2023 due to the impact of the maintenance leverage covenant. We believe that our operating cash flows, available cash on hand, and availability under our Securitization Facility and Revolving Credit Facility will be sufficient to meet our cash requirements for at least the next twelve months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments and future results of operations. We cannot assure you that cash provided by operating activities or cash and cash equivalents on hand will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.

Cash Flow Activity

The following table sets forth a summary of our cash flows from operating, investing, and financing activities for the three-month periods presented:

	For the three-month periods ended
(dollars in thousands)	April 1, 2023	April 2, 2022
Net cash provided by (used in) operating activities	$7,495	$(9,476)
Net cash used in investing activities	$(4,800)	$(16,643)
Net cash provided by financing activities	$12,521	$13,068

Operating Activities

The primary sources or uses of our operating cash flow are operating income or operating losses, as well as any other significant non-cash items such as depreciation, amortization and share-based compensation, and cash paid for interest. The timing of collections of accounts receivable and the payment of accounts payable, other accrued liabilities and accrued payroll can also impact and cause fluctuations in our operating cash flow. Cash provided by operating activities increased by $17.0 million in the first quarter of 2023 compared to the first quarter of 2022, primarily due to:

•
the provision of cash associated with operating assets and liabilities over the comparable periods, primarily the deferral of one month of interest under our term loans which we typically pay on a monthly basis, and a one-time deferral of cash payments under employee medical plans as we transitioned to a self-insured plan.

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

	April 2, 2022	July 2, 2022	September 30, 2023	December 31, 2022	April 1, 2023
Days Sales Outstanding	46.5	50.0	47.8	44.5	45.2

Investing Activities

Net cash used in investing activities was $4.8 million for the three-month period ended April 1, 2023, as compared to $16.6 million for the three-month period ended April 2, 2022. The primary driver of the $11.8 million decrease in cash used in the current period was the $11.7 million premium paid for an interest rate cap in February 2022.

Financing Activities

Net cash provided by financing activities decreased by $0.6 million, from $13.1 million net cash provided for the three-month period ended April 2, 2022 to $12.5 million for the three-month period ended April 1, 2023. The $0.6 million decrease was primarily attributable to:

•
a $5.3 million increase in cash inflows from settlements with interest rate swap counterparties over the comparable periods; offset by
•
a comparable decrease of $5.0 million in net borrowings under our Securitization Facility in our most recently completed quarter.

Indebtedness

We typically incur term loan indebtedness to finance our acquisitions, and we borrow under our Securitization Facility and Revolving Credit Facility from time to time for working capital purposes, as well as to finance acquisitions, as needed. The following table presents our current and long-term obligations under our credit facilities as of April 1, 2023 and April 2, 2022, as well as related interest expense for the three month periods ended April 1, 2023 and April 2, 2022, respectively:

	Current and Long-term			Interest Expense
(dollars in thousands)	Obligations			For the three-month periods ended
Instrument	April 1, 2023	December 31, 2022	Interest Rate	April 1, 2023	April 2, 2022
2021 Extended Term Loan (1)(2)	$906,650	$908,950	L + 3.75%	$19,238	$11,113
Term Loan - Second Lien Term Loan (1)	415,000	415,000	L + 7.00%	12,208	7,868
Revolving Credit Facility (1)	-	-	L + 3.75%	253	173
Securitization Facility (3)	155,000	140,000	BSBY + 2.25%	2,538	1,213
Amortization of debt issuance costs	-	-		1,421	1,740
Other	-	-		300	257
Total Indebtedness	$1,476,650	$1,463,950		$35,958	$22,364
Weighted Average Interest Rate (4)	9.5%	8.9%

(1)
Variable rate debt instruments which accrue interest at a rate equal to the LIBOR rate (subject to a minimum of 0.50%), plus an applicable margin.
(2)
Interest associated with the 2021 Extended Term Loan includes commitment fees of $1.9 million in the three-month period ended April 2, 2022 to maintain availability of the Delayed Draw Term Loan Facility ("DDTL"). The Company terminated the DDTL commitment in November 2022.
(3)
Variable rate debt instrument that accrues interest at a rate equal to the Bloomberg Short-term Bank Yield Index (“BSBY”) plus an applicable margin.
(4)
Represents the weighted average annualized interest rate based upon the outstanding balances at April 1, 2023 and April 2, 2022, respectively, and the applicate interest rates at that date.

We were in compliance with all financial covenants and restrictions related to existing credit facilities at April 1, 2023.

On February 9, 2022 we entered into a five-year, $880.0 million notional interest rate cap agreement with a cap rate of 3.0%. The cap agreement expires in February 2027 and provides that the counterparty will pay us the amount by which LIBOR exceeds 3.0% in a given measurement period.

On August 9, 2022, we borrowed $60.0 million under the Delayed Draw Term Loan Facility to replace cash on our balance sheet previously used to complete acquisitions in the fourth quarter of fiscal year 2021. On November 16, 2022, we terminated the remaining Delayed Draw Term Loan Facility of $140.0 million.

On March 23, 2023 we amended the agreement governing our Revolving Credit Facility to increase the sublimit for letters of credit to $40.0 million from $30.0 million. The other terms of the Revolving Credit Facility remained unchanged by such amendment.

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

Contractual Obligations

Our contractual obligations consist primarily of long-term debt obligations, interest payments, operating and financing leases. These contractual obligations impact our short-term and long-term liquidity and capital needs. As of April 1, 2023, there were no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Critical Accounting Estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for accounting policies and related estimates we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These critical accounting estimates include patient services and product revenue; business combinations; goodwill; and insurance reserves. There have been no changes to our critical accounting estimates or their application since the date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of such period such disclosure controls and procedures were not effective, solely as a result of a previously reported material weakness.

Notwithstanding the foregoing, there were no changes to previously issued financial statements, and management did not identify any misstatements in our financial statements as a result of this material weakness. Our principal executive officer and principal financial officer believe that the interim unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the material weakness is due to control deficiencies related to the overall information technology general controls ("ITGCs") for both user access and program change management for systems supporting all of the Company's internal control processes and controls, controls over the completeness and accuracy of information used in business process controls and management review controls. Our business process controls (automated and manual), and management review controls were also deemed ineffective because they are adversely impacted by these ineffective ITGCs.

As previously described in Part II Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, management is in the process of implementing its remediation plan. Our remediation efforts include: (i) implementation of a new revenue system; (ii) changes to our ITGCs in the areas of user access and program change-management for systems supporting all of the Company’s internal control processes to ensure that internal controls are designed and operating effectively; and (iii) training and educating the control owners on ITGC policies concerning the principles and requirements of each control, with a focus on those related to user access and change-management over IT systems impacting financial reporting. We believe that these actions will remediate the foregoing material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except for the actions intended to remediate the material weakness as described above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the three-month period ended April 1, 2023, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed or furnished herewith:

Exhibit Number	Description

10.1

Amendment No. 8 to the First Lien Credit Agreement, dated as of March 3, 2023, by and among Aveanna Healthcare LLC, Barclays Bank PLC as administrative agent and other lenders, agents, and guarantors party thereto.

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

Aveanna Healthcare Holdings Inc.

Date: May 11, 2023	By:	/s/ Jeff Shaner
Jeff Shaner Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2023	By:	/s/ David Afshar
David Afshar
Chief Financial Officer (Principal Financial and Accounting Officer)