Form 10-Q
period 2023-07-01
Aveanna Healthcare Holdings, Inc.
filed 2023-08-10
CIK 1832332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

or

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

As of August 4, 2023, the registrant had 190,425,098 shares of common stock, $0.01 par value per share, outstanding.

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

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
	As of
	July 1, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,012	$19,217
Patient accounts receivable	237,432	221,237
Receivables under insured programs	6,588	4,395
Prepaid expenses	16,245	15,089
Other current assets	13,005	9,813
Total current assets	301,282	269,751
Property and equipment, net	19,840	22,752
Operating lease right of use assets	51,857	54,601
Goodwill	1,159,688	1,159,688
Intangible assets, net	96,774	95,863
Receivables under insured programs	27,461	22,865
Other long-term assets	84,500	86,240
Total assets	$1,741,402	$1,711,760

LIABILITIES, DEFERRED RESTRICTED STOCK UNITS, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and other accrued liabilities	$38,435	$44,624
Accrued payroll and employee benefits	60,183	43,836
Current portion of insurance reserves - insured programs	6,588	4,395
Current portion of insurance reserves	23,298	27,531
Securitization obligations	160,000	140,000
Current portion of long-term obligations	9,200	9,200
Current portion of operating lease liabilities	14,197	13,070
Other current liabilities	43,714	43,841
Total current liabilities	355,615	326,497
Revolving credit facility	-	-
Long-term obligations, less current portion	1,278,746	1,281,082
Long-term insurance reserves - insured programs	27,461	22,865
Long-term insurance reserves	36,687	35,470
Operating lease liabilities, less current portion	42,840	45,818
Deferred income taxes	4,436	3,844
Other long-term liabilities	219	359
Total liabilities	1,746,004	1,715,935
Commitments and contingencies (Note 10)
Deferred restricted stock units	2,135	2,135
Stockholders’ deficit:
Preferred stock, $0.01 par value as of July 1, 2023 and December 31, 2022
5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value, 1,000,000,000 shares authorized;
190,425,098 and 188,859,165 issued and outstanding, respectively	1,904	1,888
Additional paid-in capital	1,234,468	1,228,512
Accumulated deficit	(1,243,109)	(1,236,710)
Total stockholders’ deficit	(6,737)	(6,310)
Total liabilities, deferred restricted stock units, and stockholders’ deficit	$1,741,402	$1,711,760

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the three-month periods ended		For the six-month periods ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenue	$471,945	$442,955	$938,358	$893,489
Cost of revenue, excluding depreciation and amortization	316,690	297,912	638,638	603,620
Branch and regional administrative expenses	91,255	88,998	182,963	177,741
Corporate expenses	26,354	36,202	57,289	72,769
Goodwill impairment	-	470,207	-	470,207
Depreciation and amortization	3,491	6,038	7,532	11,857
Acquisition-related costs	(32)	(22)	38	69
Other operating (income) expense	(3,305)	1	(3,233)	(169)
Operating income (loss)	37,492	(456,381)	55,131	(442,605)
Interest income	113	143	188	205
Interest expense	(37,985)	(22,919)	(73,943)	(45,283)
Other income	25,169	4,926	12,981	41,383
Income (loss) before income taxes	24,789	(474,231)	(5,643)	(446,300)
Income tax benefit (expense)	810	344	(756)	(2,253)
Net income (loss)	$25,599	$(473,887)	$(6,399)	$(448,553)
Net income (loss) per share:
Net income (loss) per share, basic	$0.14	$(2.56)	$(0.03)	$(2.43)
Weighted average shares of common stock outstanding, basic	189,071	184,953	189,063	184,940
Net income (loss) per share, diluted	$0.13	$(2.56)	$(0.03)	$(2.43)
Weighted average shares of common stock outstanding, diluted	189,739	184,953	189,063	184,940

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	For the three month period ended July 1, 2023
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, April 1, 2023	188,859,165	$1,888	$1,230,954	$(1,268,708)	$(35,866)
Employee stock purchase plan	1,565,933	16	929	-	945
Non-cash share-based compensation	-	-	2,585	-	2,585
Net income	-	-	-	25,599	25,599
Balance, July 1, 2023	190,425,098	$1,904	$1,234,468	$(1,243,109)	$(6,737)

	For the three month period ended July 2, 2022
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, April 2, 2022	184,732,268	$1,847	$1,213,460	$(549,342)	$665,965
Employee stock purchase plan	1,185,972	12	2,266	-	2,278
Non-cash share-based compensation	-	-	5,781	-	5,781
Net loss	-	-	-	(473,887)	(473,887)
Balance, July 2, 2022	185,918,240	$1,859	$1,221,507	$(1,023,229)	$200,137

	For the six-month period ended July 1, 2023
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	188,859,165	$1,888	$1,228,512	$(1,236,710)	$(6,310)
Employee stock purchase plan	1,565,933	16	929	-	945
Non-cash share-based compensation	-	-	5,027	-	5,027
Net loss	-	-	-	(6,399)	(6,399)
Balance, July 1, 2023	190,425,098	$1,904	$1,234,468	$(1,243,109)	$(6,737)

	For the six-month period ended July 2, 2022
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022	184,732,268	$1,847	$1,208,645	$(574,676)	$635,816
Employee stock purchase plan	1,185,972	12	2,266	-	2,278
Non-cash share-based compensation	-	-	10,596	-	10,596
Net loss	-	-	-	(448,553)	(448,553)
Balance, July 2, 2022	185,918,240	$1,859	$1,221,507	$(1,023,229)	$200,137

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)
	For the six-month periods ended
	July 1, 2023	July 2, 2022
Cash Flows From Operating Activities:
Net loss	$(6,399)	$(448,553)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	7,532	11,857
Amortization of deferred debt issuance costs	2,719	3,526
Amortization and impairment of operating lease right of use assets	8,174	8,402
Non-cash share-based compensation	5,027	10,596
Goodwill impairment	-	470,207
Loss (gain) on disposal or impairment of licenses, property and equipment, and software	381	(293)
Fair value adjustments on interest rate derivatives	1,738	(44,789)
Deferred income taxes	592	(89)
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(16,195)	(27,701)
Prepaid expenses	1,354	(61)
Other current and long-term assets	(10,720)	5,854
Accounts payable and other accrued liabilities	(5,790)	1,232
Accrued payroll and employee benefits	16,347	(9,341)
Insurance reserves	(3,016)	4,804
Operating lease liabilities	(7,281)	(11,348)
Other current and long-term liabilities	2,514	(3,660)
Net cash used in operating activities	(3,023)	(29,357)
Cash Flows From Investing Activities:
Acquisitions of businesses, net of cash acquired	-	(1,206)
Proceeds from sale of businesses	-	460
Payment for interest rate cap	-	(11,725)
Purchase of certificates of need	(2,678)	-
Purchases of property and equipment, and software	(3,421)	(5,985)
Net cash used in investing activities	(6,099)	(18,456)
Cash Flows From Financing Activities:
Proceeds from employee stock purchase plan	945	2,278
Proceeds from securitization obligation	45,000	40,000
Repayment of securitization obligation	(25,000)	(10,000)
Proceeds from revolving credit facility	20,000	15,000
Repayments on revolving credit facility	(20,000)	-
Principal payments on term loans	(4,600)	(4,300)
Principal payments on notes payable	(5,125)	(4,070)
Principal payments on financing lease obligations	(378)	(363)
Settlements with interest rate swap counterparties	7,075	(3,759)
Net cash provided by financing activities	17,917	34,786
Net change in cash and cash equivalents	8,795	(13,027)
Cash and cash equivalents at beginning of period	19,217	30,490
Cash and cash equivalents at end of period	$28,012	$17,463

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$60,631	$42,763
Cash paid for income taxes, net of refunds received	$158	$998

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying interim unaudited consolidated financial statements include the accounts of Aveanna Healthcare Holdings Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the interim unaudited consolidated financial statements, and business combinations accounted for as purchases have been included in the interim unaudited consolidated financial statements from their respective dates of acquisition.

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited consolidated financial statements do not include all the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, these interim unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of July 1, 2023 and the results of operations for the three and six-month periods ended July 1, 2023 and July 2, 2022, respectively. The results reported in these interim unaudited consolidated financial statements should not be regarded as indicative of results that may be expected for any other period or the entire year. These interim unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2023.

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52 or 53-week fiscal year. The interim unaudited consolidated balance sheets reflect the accounts of the Company as of July 1, 2023 and December 31, 2022. For the three-month periods ended July 1, 2023 and July 2, 2022, the interim unaudited consolidated statements of operations, stockholders' (deficit) equity, and cash flows reflect the accounts of the Company from April 2, 2023 through July 1, 2023 and April 3, 2022 through July 2, 2022, respectively. For the six-month periods ended July 1, 2023 and July 2, 2022, the interim unaudited consolidated statements of operations, stockholders’ (deficit) equity and cash flows reflect the accounts of the Company from January 1, 2023 through July 1, 2023 and January 2, 2022 through July 2, 2022, respectively.

Use of Estimates

The Company’s accounting and reporting policies conform with U.S. GAAP. In preparing the interim unaudited consolidated financial statements, the Company is required to make estimates and assumptions that impact the amounts reported in these interim unaudited consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies the scope and application of certain optional expedients and exceptions regarding the original

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

guidance. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which delays the effective date of the guidance issued in ASU 2020-04 to December 31, 2024. The U.S. Dollar LIBOR panel ceased following June 30, 2023, and the Company adopted the guidance in ASU 2020-04 for the second quarter of fiscal year 2023 on a prospective basis, which did not have a material impact on the Company's financial position, results of operations, and disclosures.

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

The Company determines the transaction price based on established billing rates reduced by contractual adjustments and discounts provided to third-party payers and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements and historical experience. Implicit price concessions are based on historical collection experience. As of July 1, 2023 and December 31, 2022, estimated explicit and implicit price concessions of $52.9 million and $52.6 million, respectively, were recorded as reductions to patient accounts receivable balances to arrive at the estimated collectible revenue and patient accounts receivable. Most contracts contain variable consideration, however, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense which is included as a component of operating expenses in the consolidated statements of operations. The Company did not record any bad debt expense for the three and six-month periods ended July 1, 2023 and July 2, 2022, respectively.

The Company derives a significant portion of its revenue from Medicaid, Medicaid MCO, Medicare and other payers that receive discounts from established billing rates. The regulations and various managed care contracts under which these discounts must be estimated are complex and subject to interpretation. Management estimates the transaction price on a payer-specific basis given

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

its interpretation of the applicable regulations or contract terms. Updated regulations and contract negotiations occur frequently, necessitating regular review and assessment of the estimation process by management; however, there were no material revenue adjustments recognized from performance obligations satisfied or partially satisfied in previous periods for the three and six-month periods ended July 1, 2023 and July 2, 2022, respectively.

The following table presents revenue by payer type as a percentage of total revenue for the three and six-month periods ended July 1, 2023 and July 2, 2022, respectively:

	For the three-month periods ended		For the six-month periods ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Medicaid MCO	54.2%	54.3%	54.4%	51.9%
Medicaid	22.6%	21.7%	22.3%	21.9%
Commercial	10.6%	9.8%	10.4%	9.9%
Medicare	12.4%	14.1%	12.8%	16.2%
Self-pay	0.2%	0.1%	0.1%	0.1%
Total revenue	100.0%	100.0%	100.0%	100.0%

4. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following as of July 1, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

Instrument	Stated Maturity Date	Contractual Interest Rate	Interest Rate as of July 1, 2023	July 1, 2023	December 31, 2022
2021 Extended Term Loan (1)	07/2028	S + 3.75%	8.89%	$904,350	$908,950
Second Lien Term Loan (1)	12/2029	S + 7.00%	12.14%	415,000	415,000
Revolving Credit Facility (2)	04/2026	S + 3.75%	8.89%	-	-
Total principal amount of long-term obligations				1,319,350	1,323,950
Less: unamortized debt issuance costs				(31,404)	(33,668)
Total amount of long-term obligations, net of unamortized debt issuance costs				1,287,946	1,290,282
Less: current portion of long-term obligations				(9,200)	(9,200)
Total amount of long-term obligations, net of unamortized debt issuance costs, less current portion				$1,278,746	$1,281,082
(1) S = Greater of 0.50% or one-month SOFR, plus a CSA
(2) S = One-month SOFR, plus a CSA

On March 23, 2023, the Company amended the agreement governing the Revolving Credit Facility to increase the sublimit for letters of credit to $40.0 million from $30.0 million. The other terms of the Revolving Credit Facility remained unchanged.

On June 30, 2023, the Company entered into the Ninth Amendment to the 2021 Extended Term Loan and the First Amendment to the Second Lien Term Loan. The Company entered into these amendments in order to remove and replace the LIBOR-based interest rate benchmark provisions with interest rate benchmark provisions based on a term secured overnight financing rate ("SOFR").

The 2021 Extended Term Loan bears interest, at the Company’s election, at a variable interest rate based on either SOFR (subject to a minimum of 0.50%), or ABR (subject to a minimum of 2.00%) for the interest period relevant to such borrowing, plus a credit spread adjustment ("CSA") of 0.10% and an applicable margin of 3.75% for loans accruing interest based on SOFR, and an applicable margin of 2.75% for loans accruing interest based on ABR. The Revolving Credit Facility bears interest, at the Company’s election, at a variable interest rate based on either SOFR or ABR (subject to a minimum of 2.00%) for the interest period relevant to such borrowing, plus a CSA of 0.10% and an applicable margin of 3.75% for loans accruing interest based on

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SOFR, and an applicable margin of 2.75% for loans accruing interest based on ABR. As of July 1, 2023, the principal amount of the 2021 Extended Term Loan and borrowings under the Revolving Credit Facility accrued interest at a rate of 8.89%.

The Second Lien Term Loan bears interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin (equal to 6.00%) plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the Prime Rate and (c) the SOFR rate for an interest period of one month plus a CSA depending on the interest period plus 1.00%; or (2) an applicable margin (equal to 7.00%) plus SOFR and a CSA depending on the interest period; provided that such rate is not lower than a floor of 0.50%. As of July 1, 2023, the principal amount of the Second Lien Term Loan accrued interest at a rate of 12.14%.

Debt issuance costs related to the term loans are recorded as a direct deduction from the carrying amount of the debt. The balance for debt issuance costs related to the term loans as of July 1, 2023 and December 31, 2022 was $31.4 million and $33.3 million, respectively. Debt issuance costs related to the Revolving Credit Facility are recorded within other long-term assets. The balance for debt issuance costs related to the Revolving Credit Facility as of July 1, 2023 and December 31, 2022 was $0.0 million and $0.2 million, respectively. The Company recognized interest expense related to the amortization of debt issuance costs of $1.2 million and $2.5 million during the three and six-month periods ended July 1, 2023, respectively, and $1.6 million and $3.3 million during the three and six-month periods and July 2, 2022, respectively.

Issued letters of credit as of July 1, 2023 and December 31, 2022 were $38.0 million and $19.7 million, respectively. There were no swingline loans outstanding as of July 1, 2023 or December 31, 2022. Borrowing capacity under the Company's Revolving Credit Facility was approximately $162.0 million as of July 1, 2023 and $180.3 million as of December 31, 2022. Available borrowing capacity under the Revolving Credit Facility is subject to a maintenance leverage covenant that becomes effective if more than 30% of the total commitment is utilized.

The fair value of the Company's long-term obligations was estimated using market-observable inputs from the Company’s comparable peers with public debt, including quoted prices in active markets, which are considered Level 2 inputs. The aggregate fair value of the Company's long-term obligations was $1,028.4 million at July 1, 2023.

The Company was in compliance with all financial covenants and restrictions under the foregoing instruments at July 1, 2023.

5. SECURITIZATION FACILITY

On November 12, 2021, the Company (through a wholly owned special purpose entity, Aveanna SPV I, LLC) (the “special purpose entity”) and a lending institution entered into a Receivables Financing Agreement (as amended, the “Securitization Facility”) with a termination date of November 12, 2024. See Note 14 - Subsequent Events for additional information about the extension amendment entered into on July 31, 2023. The maximum amount available under the Securitization Facility is $175.0 million, subject to certain borrowing base requirements. The Company incurred debt issuance costs of $1.4 million in connection with the Securitization Facility, which were capitalized and included in other long-term assets. The Company recognized interest expense related to the amortization of debt issuance costs of $0.1 million and $0.2 million for the three and six-month periods ended July 1, 2023, respectively, and $0.1 million and $0.2 million for the three and six-month periods ended July 2, 2022, respectively.

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

The outstanding balance under the Securitization Facility was $160.0 million and $140.0 million at July 1, 2023 and December 31, 2022, respectively. The balance accrues interest at a rate tied to the Bloomberg Short-term Bank Yield Index (“BSBY”) plus an applicable margin, which can increase or decrease based upon the Company's credit rating. The interest rate under the Securitization Facility was 7.43% at July 1, 2023.

The Securitization Facility is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and the borrowings are presented as liabilities in the interim unaudited consolidated balance sheets; (ii) the consolidated statements of operations reflect the interest expense associated

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

with the collateralized borrowings; and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within the consolidated statements of cash flows. The Securitization Facility is included within current liabilities on the interim unaudited consolidated balance sheets as it is collateralized by current patient accounts receivable and not because payments are due within one year of the balance sheet date.

6. FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, patient accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair values due to the short-term maturities of the instruments.

The Company’s other assets measured at fair value were as follows (amounts in thousands):

	Fair Value Measurements at July 1, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$46,248	$-	$46,248
Interest rate swap agreements	-	33,764	-	33,764
Total derivative assets	$-	$80,012	$-	$80,012

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$47,459	$-	$47,459
Interest rate swap agreements	-	34,291	-	34,291
Total derivative assets	$-	$81,750	$-	$81,750

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

7. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates, and the Company seeks to mitigate a portion of this risk by entering into derivative contracts. The derivatives the Company currently uses are interest rate swaps and interest rate caps. The Company recognizes derivatives as either assets or liabilities at fair value on the interim unaudited consolidated balance sheets and does not designate the derivatives as hedging instruments. Changes in the fair value of derivatives are therefore recorded in earnings throughout the term of the respective derivatives.

The Company currently has two interest rate swap agreements intended to limit its exposure to interest rate risk on its variable rate debt. These swaps expire on June 30, 2026. Prior to the quarter ended July 1, 2023, the interest rate swap agreements paid a fixed rate of 2.08% and received the one-month LIBOR rate, subject to a 0.50% floor. During the quarter ended July 1, 2023, the Company amended its interest rate swap agreements to change the benchmark rate under the agreements from LIBOR to SOFR. As of July 1, 2023, the interest rate swap agreements paid a fix rate of 2.03% and received the one-month SOFR rate, subject to a 0.50% floor. The aggregate notional amount of the interest rate swaps remained unchanged at $520.0 million at July 1, 2023 and December 31, 2022, respectively. The fair value of the interest rate swaps was $33.8 million at July 1, 2023 and $34.3 million at December 31, 2022 and is included in other long-term assets in the interim unaudited consolidated balance sheets. The Company does not apply hedge accounting to these agreements and records all mark-to-market adjustments directly to other income in the consolidated statements of operations, which are included within cash flows from operating activities in the consolidated statements of cash flows. The net settlements incurred with swap counterparties under the swap agreements are recognized through cash flows from financing activities in the consolidated statements of cash flows due to an other-than-insignificant financing element on the interest rate swaps.

On February 9, 2022, the Company entered into interest rate cap agreements for an aggregate notional amount of $880.0 million and a cap rate of 3.00%. The premium paid for the interest rate cap agreements was $11.7 million. The cap agreements have an

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

expiration date of February 28, 2027. Prior to the quarter ended July 1, 2023, the cap agreements provided that the counterparty will pay the Company the amount by which LIBOR exceeded 3.00% in a given measurement period. During the quarter ended July 1, 2023, the Company amended its interest rate cap agreements to provide that the counterparty will pay the Company the amount by which SOFR exceeds 2.96%. The fair value of the interest rate cap agreements was $46.2 million at July 1, 2023 and $47.5 million at December 31, 2022 and is included in other long-term assets on the interim unaudited consolidated balance sheets. The Company does not apply hedge accounting to interest rate cap agreements and records all mark-to-market adjustments directly to other income in the consolidated statements of operations, which are included within cash flows from operating activities in the consolidated statement of cash flows. Proceeds from settlements with cap counterparties are included within cash flows from operating activities in the consolidated statement of cash flows. The premium payments on the interest rate caps were recognized through cash flows from investing activities.

The following losses and gains from these derivatives not designated as hedging instruments were recognized in the Company’s consolidated statements of operations for the three and six-month periods ended July 1, 2023 and July 2, 2022, respectively (amounts in thousands):

	Statement of Operations	For the three-month periods ended
	Classification	July 1, 2023	July 2, 2022
Interest rate cap agreements	Other income	$6,974	$1,119
Interest rate swap agreements	Other income	$9,825	$5,414

	Statement of Operations	For the six-month periods ended
	Classification	July 1, 2023	July 2, 2022
Interest rate cap agreements	Other (expense) income	$(527)	$13,664
Interest rate swap agreements	Other (expense) income	$(1,211)	$31,125

The Company does not utilize financial instruments for trading or other speculative purposes.

8. INCOME TAXES

The Company’s provision for income taxes is recorded on an interim basis based upon the Company’s estimate of the annual effective income tax rate for the full year applied to “ordinary” income or loss, adjusted each quarter for discrete items.

The Company recorded an income tax benefit of $0.8 million and income tax expense of $0.8 million for the three and six-month periods ended July 1, 2023, respectively, and an income tax benefit of $0.3 million and income tax expense of $2.3 million for the three and six-month periods and July 2, 2022, respectively. The Company’s effective tax rate was negative 3.3% and negative 13.4% for the three and six-month periods ended July 1, 2023, respectively, and 0.1% and negative 0.5% for the three and six-month periods and July 2, 2022, respectively. The effective tax rates for the three and six-month periods ended July 1, 2023 and July 2, 2022 differed from the statutory rate of 21% primarily due to the changes in the valuation allowance recorded against certain deferred tax assets, and separate state and local income taxes on taxable subsidiaries.

For the six-month period ended July 1, 2023, there were no material changes to the Company's uncertain tax positions. There has been no change to the Company's policy that recognizes potential interest and penalties related to uncertain tax positions in income tax expense in the accompanying consolidated statements of operations.

9. SHARE-BASED COMPENSATION

Pre-IPO Options and Management Restricted Units

The Company recorded compensation expense, net of forfeitures, of $0.2 million and $0.8 million for the three and six-month periods ended July 1, 2023, respectively, and $4.0 million and $7.2 million for the three and six-month periods ended July 2, 2022, respectively, which is included in corporate and branch and regional administrative expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense as of July 1, 2023 associated with these outstanding awards was $10.7 million.

Director Restricted Stock Units

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In February 2023, the Compensation Committee of the Company's Board of Directors approved grants of 634,923 restricted stock units, with a grant date per share fair value of $1.26, to certain independent Directors ("Director RSUs"). Director RSUs vest over a one year period. The Company recorded compensation expense of $0.4 million and $0.6 million for the three and six-month periods ended July 1, 2023, respectively, and $0.2 million and $0.3 million for the three and six-month periods ended July 2, 2022, respectively, which is included in corporate expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense as of July 1, 2023 associated with outstanding director restricted stock units was $0.6 million.

Employee Stock Purchase Plan

Participants purchased a total of 1,565,933 shares of common stock at a price of $0.60 per share during the three and six-month periods ended July 1, 2023. Participants purchased a total of 1,185,972 shares of common stock at a price of $1.92 per share during the three and six-month periods ended July 2, 2022. The Company recorded compensation expense of $0.2 million and $0.5 million for the three and six-month periods ended July 1, 2023, respectively, and $0.6 million and $1.2 million for the three and six-month periods ended July 2, 2022, respectively, which is included in corporate expenses, branch and regional administrative expenses and cost of revenue, excluding depreciation and amortization in the accompanying consolidated statements of operations.

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

The Company recorded compensation expense, net of forfeitures, of $1.8 million and $3.2 million for the three and six-month periods ended July 1, 2023, respectively, and $1.1 million and $1.8 million for the three and six-month periods ended July 2, 2022, respectively, which is included in corporate and branch and regional administrative expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense as of July 1, 2023 associated with outstanding LTIP awards was $15.4 million.

10. COMMITMENTS AND CONTINGENCIES

Insurance Reserves

As is typical in the healthcare industry, the Company is subject to claims that its services have resulted in patient injury or other adverse effects.

The accrued professional malpractice insurance reserves included in the interim unaudited consolidated balance sheets include estimates of the ultimate costs, including third-party legal defense costs, in the event the Company was unable to receive funds from claims made under commercial insurance policies, for claims that have been reported but not paid and claims that have been incurred but not reported at the balance sheet dates. Although substantially all reported claims are paid directly by the Company’s commercial insurance carriers (after the Company satisfies the applicable policy deductible and/or retention), the Company is ultimately responsible for payment of these claims in the event its insurance carriers become insolvent or otherwise do not honor the contractual obligations under the malpractice policies. The Company is required under U.S. GAAP to recognize these estimated liabilities in its consolidated financial statements on a gross basis; with a corresponding receivable from the insurance carriers reflecting the contractual indemnity provided by the carriers under the related malpractice policies.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Since October 1, 2022, the Company has maintained primary commercial insurance coverage on a claims-made basis for professional malpractice claims with a $1.5 million per claim deductible and $5.0 million per claim and annual aggregate limits. Prior to October 1, 2022, the Company maintained primary commercial insurance coverage on a claims made basis for professional malpractice claims with varying deductibles by policy year from $0.5 million to $1.0 million on a per claim basis and $5.5 million to $6.0 million per claim and annual aggregate limits. Moreover, the Company maintains excess insurance coverage for professional malpractice claims. In addition, the Company maintains workers’ compensation insurance with a $0.5 million per claim deductible and statutory limits. The Company reimburses insurance carriers for deductible losses under these policies. The Company’s insurance carriers require collateral to secure the Company’s obligation to reimburse insurance carriers for these deductible payments. Collateral as of July 1, 2023 was comprised of $23.0 million of issued letters of credit and $1.9 million in cash collateral. Collateral as of December 31, 2022 was comprised of $19.7 million of issued letters of credit, $1.9 million in cash collateral, and $2.9 million in surety bonds.

As of July 1, 2023, insurance reserves totaling $94.0 million were included on the interim unaudited consolidated balance sheets, representing $43.9 million and $50.2 million of reserves for professional malpractice claims and workers’ compensation claims, respectively. At December 31, 2022, insurance reserves totaling $90.3 million were included on the consolidated balance sheets, representing $41.8 million and $48.5 million of reserves for professional malpractice claims and workers’ compensation claims, respectively.

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

On August 6, 2020, the Company sued Epic/Freedom, LLC (“Seller”), Webster Capital Corporation, and Webster Equity Partners (collectively, the “Defendants”) in the Delaware Superior Court. The Company asserted that the Defendants made fraudulent representations and warranties in connection with the Epic acquisition. The Company sought damages ranging from $24.0 million to $50.0 million. The Company also requested a declaratory judgment holding that the Defendants waived any claim to the Company’s continued possession of $7.1 million in escrow funds (the “Escrow Funds”) that were delivered to the Company in January 2018 by the Epic acquisition escrow agent. In response, the Defendants asserted four counterclaims: (1) specific performance of an alleged right to control a tax audit; (2) advancement of litigation fees and expenses for certain individual Defendants; (3) a declaratory judgment; and (4) breach of contract claim concerning the Escrow Funds. The Company subsequently reached an agreement with the Defendants, which (1) allowed the Defendants to take a principal role in the applicable tax audit, though the Company will continue to communicate with the Internal Revenue Service and retain the ability to make strategic decisions with respect to the audit and (2) dismissed claims against certain individual Defendants mooting Defendants’ claims for advancement of litigation fees and expenses. On March 10, 2023, the parties entered into a confidential settlement agreement releasing all claims related to this matter and ending all related litigation. The settlement did not have a material impact on the consolidated results of operations. On April 4, 2023, as part of the settlement, the Company funded $6.8 million to an escrow account for the purpose of settling certain tax audits with the IRS, which are currently under appeal with the IRS. To the extent that any additional amounts due to the IRS exceed the escrowed funds, we as the taxpayer, will be required to fund such amounts, but we have contractual rights to reimbursement from the Defendants.

On November 23, 2022, a judgment in the amount of $19.8 million was rendered against the Company related to a civil litigation matter in Texas. In March 2023, the plaintiffs attempted to enforce the judgment by seeking a writ of garnishment, and $18.4 million was garnished from the Company’s cash accounts. The Company promptly obtained and recorded an $18.4 million cash collateralized appellate bond with the state trial court, and such court dissolved the writ of garnishment and ordered the return of the previously garnished funds. All previously garnished funds have been returned to the Company. In July 2023, the Company and the plaintiffs reached a confidential settlement agreement wherein the plaintiffs have agreed to release all claims and extinguish the aforementioned judgment in exchange for a settlement payment. The corresponding appeal of the judgment will be discontinued upon finalization of the settlement and the Company is promptly taking all steps necessary to secure the return of the underlying collateral for the aforementioned appellate bond. The settlement did not have a material impact on the consolidated results of operations.

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

The Company is currently a party to various routine litigation incidental to the business. While management currently believes that the ultimate outcome of such proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Management has established provisions within other current liabilities in the interim unaudited consolidated balance sheets, which in the opinion of management represents the best estimate of exposure and adequately provides for such losses that may occur from asserted claims related to the provision of professional services and which may not be covered by the Company’s insurance policies. Management believes that any additional unfavorable provisions would not be material to the Company’s results of operations or financial position; however, if an unfavorable ruling on any asserted or unasserted claim were to occur, there exists the possibility of a material adverse impact on the Company’s net earnings or financial position. The estimate of the potential impact from legal proceedings on the Company’s financial position or overall results of operations could change in the future.

Healthcare Regulatory Matters

Starting on October 30, 2019 the Company has received grand jury subpoenas issued by the U.S. Department of Justice, Antitrust Division (the “Antitrust Division”) requiring the production of documents and information pertaining to nurse wages, reimbursement rates, and hiring activities in a few of its local markets. The Company is fully cooperating with the Antitrust Division with respect to this investigation and management believes that a loss event is not probable and that this matter will not materially impact the Company’s business, results of operations or financial condition. However, based on the information currently available to the Company, management cannot predict the timing or outcome of this investigation or predict the possible loss or range of loss, if any, associated with the resolution of this matter.

On July 19, 2023, the Company received a Civil Investigation Demand issued by the U.S. Department of Justice, United States Attorney’s Office, Middle District of Alabama (the “AUSA”), requiring the production of documents and information pertaining to Comfort Care Hospice, LLC, an indirect wholly owned subsidiary of the Company, regarding allegations of (1) improper submission of claims to Medicare and other federal healthcare programs for service to patients who were ineligible or not properly certified for said healthcare services and (2) improper remuneration to medical directors and skilled nursing facilities for patient referrals in violation of certain federal regulations. The Company is fully cooperating with the AUSA with respect to this investigation, and management believes that a loss event is not probable and that this matter will not materially impact the Company’s business, results of operations or financial condition. However, based on the information currently available to the Company, management cannot predict the timing or outcome of this investigation or predict the possible loss or range of loss, if any, associated with the resolution of this matter.

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

11. RELATED PARTY TRANSACTIONS

As of July 1, 2023, one of the Company’s majority stockholders owned 5.3% of the Company’s 2021 Extended Term Loan.

12. SEGMENT INFORMATION

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

Results shown for the three and six-month periods ended July 1, 2023 and July 2, 2022 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

The following tables summarize the Company’s segment information for the three and six-month periods ended July 1, 2023 and July 2, 2022, respectively (amounts in thousands):

	For the three-month period ended July 1, 2023
	PDS	HHH	MS	Total
Revenue	$377,668	$55,410	$38,867	$471,945
Cost of revenue, excluding depreciation and amortization	266,170	28,497	22,023	316,690
Gross margin	$111,498	$26,913	$16,844	$155,255
Gross margin percentage	29.5%	48.6%	43.3%	32.9%

	For the three-month period ended July 2, 2022
	PDS	HHH	MS	Total
Revenue	$348,025	$61,382	$33,548	$442,955
Cost of revenue, excluding depreciation and amortization	246,636	31,797	$19,479	297,912
Gross margin	$101,389	$29,585	$14,069	$145,043
Gross margin percentage	29.1%	48.2%	41.9%	32.7%

	For the six-month period ended July 1, 2023
	PDS	HHH	MS	Total
Revenue	$750,615	$111,536	$76,207	$938,358
Cost of revenue, excluding depreciation and amortization	534,933	59,592	44,113	638,638
Gross margin	$215,682	$51,944	$32,094	$299,720
Gross margin percentage	28.7%	46.6%	42.1%	31.9%

	For the six-month period ended July 2, 2022
	PDS	HHH	MS	Total
Revenue	$698,215	$128,005	$67,269	$893,489
Cost of revenue, excluding depreciation and amortization	498,510	65,965	$39,145	603,620
Gross margin	$199,705	$62,040	$28,124	$289,869
Gross margin percentage	28.6%	48.5%	41.8%	32.4%

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the three-month periods ended		For the six-month periods ended
Segment Reconciliation:	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Total segment gross margin	$155,255	$145,043	$299,720	$289,869
Branch and regional administrative expenses	91,255	88,998	182,963	177,741
Corporate expenses	26,354	36,202	57,289	72,769
Goodwill impairment	-	470,207	-	470,207
Depreciation and amortization	3,491	6,038	7,532	11,857
Acquisition-related costs	(32)	(22)	38	69
Other operating (income) expense	(3,305)	1	(3,233)	(169)
Operating income (loss)	37,492	(456,381)	55,131	(442,605)
Interest income	113	143	188	205
Interest expense	(37,985)	(22,919)	(73,943)	(45,283)
Other income	25,169	4,926	12,981	41,383
Income (loss) before income taxes	$24,789	$(474,231)	$(5,643)	$(446,300)

13. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the diluted weighted average number of shares of common stock outstanding for the period. For purposes of this calculation, outstanding stock options RSUs and PSUs are considered potential dilutive shares of common stock. The following is a computation of basic and diluted net income (loss) per share (amounts in thousands, except per share amounts):

	For the three-month periods ended		For the six-month periods ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Numerator:
Net income (loss)	$25,599	$(473,887)	$(6,399)	$(448,553)
Denominator:
Weighted average shares of common stock outstanding (1), basic	189,071	184,953	189,063	184,940
Net income (loss) per share, basic	$0.14	$(2.56)	$(0.03)	$(2.43)

Weighted average shares of common stock outstanding (1), diluted	189,739	184,953	189,063	184,940
Net income (loss) per share, diluted	$0.13	$(2.56)	$(0.03)	$(2.43)
Dilutive securities outstanding not included in the computation of diluted net income (loss) per share as their effect is antidilutive:
RSUs	3,434	4,472	8,401	4,472
PSUs	4,481	1,390	4,481	1,390
Stock options	14,110	14,679	14,110	14,679

(1)
The calculation of weighted average shares of common stock outstanding includes all vested deferred restricted stock units.

14. SUBSEQUENT EVENT

On July 31, 2023, the Company entered into an amendment to the Securitization Facility to extend its maturity date to July 31, 2026 and to effect amendments to certain other terms and conditions. The Securitization Facility will accrue interest at a rate tied to SOFR plus an applicable margin, which can increase or decrease based upon the Company's credit rating. The maximum amount available under the Securitization Facility remains $175.0 million, subject to certain borrowing base requirements.

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

Unless otherwise provided, “Aveanna,” “we,” “our” and the “Company” refer to Aveanna Healthcare Holdings Inc. and its consolidated subsidiaries.

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52-week or 53-week fiscal year. “Fiscal year 2023” refers to the 52-week fiscal year ending on December 30, 2023. “Fiscal year 2022” refers to the 52-week fiscal year ended on December 31, 2022. The “three-month period ended July 1, 2023”, or “second quarter of 2023” refers to the 13-week fiscal quarter ended on July 1, 2023. The “three-month period ended July 2, 2022” or “second quarter of 2022” refers to the 13-week fiscal quarter ended on July 2, 2022. The "six-month period ended July 1, 2023", or "first six months of 2023", refers to the period from January 1, 2023 through July 1, 2023. The "six-month period ended July 2, 2022", or "first six months of 2022", refers to the period from January 2, 2022 through July 2, 2022.

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

The following table summarizes the revenues generated by each of our segments for the three-month periods ended July 1, 2023 and July 2, 2022, respectively:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the three-month period ended July 1, 2023	$471,945	$377,668	$55,410	$38,867
Percentage of consolidated revenue		80%	12%	8%
For the three-month period ended July 2, 2022	$442,955	$348,025	$61,382	$33,548
Percentage of consolidated revenue		78%	14%	8%

The following table summarizes the revenues generated by each of our segments for the six-month periods ended July 1, 2023 and July 2, 2022, respectively:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the six-month period ended July 1, 2023	$938,358	$750,615	$111,536	$76,207
Percentage of consolidated revenue		80%	12%	8%
For the six-month period ended July 2, 2022	$893,489	$698,215	$128,005	$67,269
Percentage of consolidated revenue		78%	14%	8%

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

The Final Rule provides states with substantial flexibility in utilizing ARPA Relief Funds, including to support public health expenditures, such as vaccination programs and testing, and PPE purchases, as well as providing premium pay for essential workers, including those in home-care settings, among many other things. States may not use ARPA Recovery Funds to fund tax cuts, fund budget deficits, or to support public employee pensions. We recognized ARPA Recovery funds from various states in revenue in our consolidated statements of operations of $2.0 million and $4.7 million for the three and six-month periods ended July 1, 2023, respectively, and $0.5 million and $3.6 million for the three and six-month periods ended July 2, 2022, respectively. We may receive additional ARPA Recovery Funds in the future; however, we cannot estimate the amount or timing of any future receipts. These funds are not subject to repayment, provided we are able to attest to and comply with any terms and conditions of such funding, as applicable. If we are unable to attest to or comply with current or future terms and conditions, our ability to retain some or all of the ARPA Recovery Funds received may be impacted.

HHS Proposed Rule: “Assuring Access to Medicaid Services”

On April 27, 2023, the U.S. Department of Health & Human Services ("HHS") introduced a proposed rule titled “Assuring Access to Medicaid Services.” The proposed rule has a stated goal of improving access to services for Medicaid beneficiaries. As part of this proposed rule, HHS is proposing that state Medicaid agencies provide assurances that a minimum of 80% of Medicaid payments for personal care and similar services be spent on compensation to direct care workers. The proposed rule would allow states four years to implement changes required by a final rule, with extended time specified for managed care delivery systems. The proposed rule was subject to comment, and HHS specifically requested comments on the 80% threshold, related definitions and the implementation period. The public comment period concluded on July 3, 2023. The ultimate impact of any final rule, which could be adverse for periods after implementation, but could also benefit our business by improving access to services, depends on the requirements set forth in any final rule.

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

Results of Operations

Three-Month Period Ended July 1, 2023 Compared to the Three-Month Period Ended July 2, 2022

The following table summarizes our consolidated results of operations, including Field contribution, which is a non-GAAP measure (see “Non-GAAP Financial Measures” below), for the three-month periods indicated:

	For the three-month periods ended
(dollars in thousands)	July 1, 2023	% of Revenue	July 2, 2022	% of Revenue	Change	% Change
Revenue	$471,945	100.0%	$442,955	100.0%	$28,990	6.5%
Cost of revenue, excluding depreciation and amortization	316,690	67.1%	297,912	67.3%	18,778	6.3%
Gross margin	$155,255	32.9%	$145,043	32.7%	$10,212	7.0%
Branch and regional administrative expenses	91,255	19.3%	88,998	20.1%	2,257	2.5%
Field contribution	$64,000	13.6%	$56,045	12.7%	$7,955	14.2%
Corporate expenses	26,354	5.6%	36,202	8.2%	(9,848)	-27.2%
Goodwill impairment	-	0.0%	470,207	106.2%	(470,207)	-100.0%
Depreciation and amortization	3,491	0.7%	6,038	1.4%	(2,547)	-42.2%
Acquisition-related costs	(32)	0.0%	(22)	0.0%	(10)	45.5%
Other operating (income) expense	(3,305)	-0.7%	1	0.0%	(3,306)	NM
Operating income (loss)	$37,492	7.9%	$(456,381)	-103.0%	$493,873	108.2%
Interest expense, net	(37,872)		(22,776)		(15,096)	66.3%
Other income	25,169		4,926		20,243	410.9%
Income tax benefit	810		344		466	135.5%
Net income (loss)	$25,599		$(473,887)		$499,486	105.4%

NM = A percentage calculation that is not meaningful due to a percentage change greater than 1000%.

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the three-month periods indicated:

	For the three-month periods ended
(dollars in thousands)	July 1, 2023	July 2, 2022	Change	% Change
Revenue	$471,945	$442,955	$28,990	6.5%
Cost of revenue, excluding depreciation and amortization	316,690	297,912	18,778	6.3%
Gross margin	$155,255	$145,043	$10,212	7.0%
Gross margin percentage	32.9%	32.7%
Branch and regional administrative expenses	91,255	88,998	2,257	2.5%
Field contribution	$64,000	$56,045	$7,955	14.2%
Field contribution margin	13.6%	12.7%
Corporate expenses	$26,354	$36,202	$(9,848)	-27.2%
As a percentage of revenue	5.6%	8.2%
Operating income (loss)	$37,492	$(456,381)	$493,873	108.2%
As a percentage of revenue	7.9%	-103.0%

The following tables summarize our key performance measures by segment for the three-month periods indicated:

	PDS
	For the three-month periods ended
(dollars and hours in thousands)	July 1, 2023	July 2, 2022	Change	% Change
Revenue	$377,668	$348,025	$29,643	8.5%
Cost of revenue, excluding depreciation and amortization	266,170	246,636	19,534	7.9%
Gross margin	$111,498	$101,389	$10,109	10.0%
Gross margin percentage	29.5%	29.1%		0.4%	(4)
Hours	9,865	9,604	261	2.7%
Revenue rate	$38.28	$36.24	$2.04	5.8%	(1)
Cost of revenue rate	$26.98	$25.68	$1.30	5.2%	(2)
Spread rate	$11.30	$10.56	$0.74	7.3%	(3)

	HHH
	For the three-month periods ended
(dollars and admissions/episodes in thousands)	July 1, 2023	July 2, 2022	Change	% Change
Revenue	$55,410	$61,382	$(5,972)	-9.7%
Cost of revenue, excluding depreciation and amortization	28,497	31,797	(3,300)	-10.4%
Gross margin	$26,913	$29,585	$(2,672)	-9.0%
Gross margin percentage	48.6%	48.2%		0.4%	(4)
Home health total admissions (5)	9.9	12.4	(2.5)	-20.2%
Home health episodic admissions (6)	6.8	7.6	(0.8)	-10.5%
Home health total episodes (7)	11.1	12.3	(1.2)	-9.8%
Home health revenue per completed episode (8)	$3,051	$3,004	$47	1.6%

	MS
	For the three-month periods ended
(dollars and UPS in thousands)	July 1, 2023	July 2, 2022	Change	% Change
Revenue	$38,867	$33,548	$5,319	15.9%
Cost of revenue, excluding depreciation and amortization	22,023	19,479	2,544	13.1%
Gross margin	$16,844	$14,069	$2,775	19.7%
Gross margin percentage	43.3%	41.9%		1.4%	(4)
Unique patients served (“UPS”)	85	78	7	9.0%
Revenue rate	$457.26	$430.10	$27.16	6.9%	(1)
Cost of revenue rate	$259.09	$249.73	$9.36	4.1%	(2)
Spread rate	$198.16	$180.37	$17.80	10.7%	(3)

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

Summary Operating Results

Operating Income (Loss)

Operating income was $37.5 million, or 7.9% of revenue, for the three month period ended July 1, 2023, as compared to an operating loss of $456.4 million, or 103.0% of revenue, for the three month period ended July 2, 2022, an increase of $493.9 million, or 108.2%, primarily driven by the absence of the $470.2 million non-cash charge for goodwill impairment recorded in the second quarter of 2022.

Operating income for the second quarter of 2023 was also positively impacted by an increase of $8.0 million, or 14.2%, in Field contribution, as compared to the second quarter of 2022. The $8.0 million increase in Field contribution resulted from a $29.0 million, or 6.5%, increase in consolidated revenue and a 0.9% increase in our Field contribution margin to 13.6% for the second quarter of 2023 from 12.7% for the second quarter of 2022. The primary driver of our higher Field contribution margin over the comparable quarter was a 0.2% increase in gross margin percentage to 32.9% for the second quarter of 2023 from 32.7% for the first quarter of 2022.

In addition to the $8.0 million increase in Field contribution, the following additional items primarily contributed to the overall $493.9 million increase in operating income over the comparable second quarter periods:

•
the absence of the $470.2 million non-cash charge for goodwill impairment;
•
a $9.8 million decrease in corporate expenses;
•
a $3.3 million increase in other operating (income) expense; and
•
a $2.5 million decrease in depreciation and amortization.

Net Income (Loss)

Net income for the three month period ended July 1, 2023 was $25.6 million, as compared to net loss of $473.9 million for three month period ended July 2, 2022. The $499.5 million increase in net income was primarily driven by the following:

•
the previously discussed $493.9 million increase in operating income; and
•
an aggregate $20.2 million increase in valuation gains on interest rate derivatives and net settlements received from interest rate derivative counterparties over the comparable quarter; offset by
•
a $15.1 million increase in interest expense, net of interest income.

Revenue

Revenue was $471.9 million for the three month period ended July 1, 2023, as compared to $443.0 million for the three month period ended July 2, 2022, an increase of $29.0 million, or 6.5%. This increase resulted from the following segment activity:

•
a $29.6 million, or 8.5%, increase in PDS revenue;
•
a $6.0 million, or 9.7%, decrease in HHH revenue; and
•
a $5.3 million, or 15.9%, increase in MS revenue.

Our PDS segment revenue growth of $29.6 million, or 8.5%, for the three month period ended July 1, 2023 was attributable to a 2.7% increase in volume and a 5.8% increase in revenue rate. The 2.7% increase in volume is primarily attributable to growth in demand for non-clinical services.

The 5.8% increase in PDS revenue rate for the three month period ended July 1, 2023, as compared to the three month period ended July 2, 2022, resulted primarily from reimbursement rate increases issued by various state Medicaid programs and Managed Medicaid payers.

Our HHH segment revenue decline of $6.0 million, or 9.7%, for the three month period ended July 1, 2023 resulted primarily from a decline in volumes over the comparable period.

The $5.3 million increase in MS segment revenue for the three month period ended July 1, 2023, as compared to the three month period ended July 2, 2022, was attributable to volume growth of 9.0% combined with a 6.9% increase in revenue rate over the comparable period.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $316.7 million for the three month period ended July 1, 2023, as compared to $297.9 million for the three month period ended July 2, 2022, an increase of $18.8 million, or 6.3%. This increase resulted from the following segment activity:

•
a $19.5 million, or 7.9%, increase in PDS cost of revenue;
•
a $3.3 million, or 10.4%, decrease in HHH cost of revenue; and
•
a $2.5 million, or 13.1%, increase in MS cost of revenue.

The 7.9% increase in PDS cost of revenue for the three month period ended July 1, 2023 resulted from the previously described 2.7% increase in PDS volume combined with a 5.2% increase in PDS cost of revenue rate. The 5.2% increase in cost of revenue rate primarily resulted from higher caregiver labor costs, including pass-through of state reimbursement rate increases, net of $5.0 million lower general and professional liability expense associated with certain accrued legal settlements.

The 10.4% decrease in HHH cost of revenue for the three month period ended July 1, 2023 was primarily driven by a decline in HHH volumes, as well as lower overall caregiver costs as a percentage of revenue.

The 13.1% increase in MS cost of revenue for the three month period ended July 1, 2023 was driven by the previously described 9.0% growth in MS volumes during the second quarter of 2022 and a 4.1% increase in cost of revenue rate.

Gross Margin and Gross Margin Percentage

Gross margin was $155.3 million, or 32.9% of revenue, for the three month period ended July 1, 2023, as compared to $145.0 million, or 32.7% of revenue, for the three month period ended July 2, 2022. Gross margin increased $10.2 million, or 7.0%, from the comparable prior year quarter. The 0.2% increase in gross margin percentage for the three month period ended July 1, 2023 resulted from the combined changes in our revenue rates and cost of revenue rates in each of our segments, which we refer to as the change in our spread rate, as follows:

•
a 7.3% increase in PDS spread rate from $10.56 to $11.30 driven by the 5.8% increase in PDS revenue rate, net of the 5.2% increase in PDS cost of revenue rate;
•
a 10.7% increase in MS spread rate from $180.37 to $198.16 driven by the 6.9% increase in MS revenue rate, net of the 4.1% increase in MS cost of revenue rate; and
•
our HHH segment, in which gross margin percentage increased by 0.4%.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $91.3 million, or 19.3% of revenue, for the three month period ended July 1, 2023, as compared to $89.0 million, or 20.1% of revenue, for the three month period ended July 2, 2022, an increase of $2.3 million, or 2.5%.

The 2.5% increase in branch and regional administrative expenses was lower than our 6.5% revenue growth for the three month period ended July 1, 2023, as compared to the three month period ended July 2, 2022, primarily due to lower integration costs in the current year quarter, as the integration of our acquisitions in the HHH segment effected in 2021 (the "2021 HHH Acquisitions") was completed in the second half of 2022, and the positive effects of restructuring portions of our branch and regional operating structure. These factors resulted in the overall 0.8% decrease in branch and regional administrative expenses as a percentage of revenue during the comparable quarterly periods.

Field Contribution and Field Contribution Margin

Field contribution was $64.0 million, or 13.6% of revenue, for the three month period ended July 1, 2023, as compared to $56.0 million, or 12.7% of revenue, for the three month period ended July 2, 2022. Field contribution increased $8.0 million, or 14.2%, for the three month period ended July 1, 2023, as compared to the three month period ended July 2, 2022. The 0.9% increase in Field contribution margin for the three month period ended July 1, 2023 resulted from the following:

•
the 0.2% increase in gross margin percentage in the three month period ended July 1, 2023, as compared to the three month period ended July 2, 2022; and
•
the 0.8% decrease in branch and regional administrative expenses as a percentage of revenue for the three month period ended July 1, 2023 compared to the three month period ended July 2, 2022.

Field Contribution and Field Contribution Margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the three-month periods ended July 1, 2023 and July 2, 2022 were as follows:

	For the three-month periods ended
	July 1, 2023		July 2, 2022
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$471,945		$442,955
Corporate expense components:
Compensation and benefits	$15,284	3.2%	$16,531	3.7%
Non-cash share-based compensation	2,506	0.5%	4,319	1.0%
Professional services	2,804	0.6%	8,259	1.9%
Rent and facilities expense	3,120	0.7%	3,524	0.8%
Office and administrative	518	0.1%	672	0.2%
Other	2,122	0.5%	2,897	0.6%
Total corporate expenses	$26,354	5.6%	$36,202	8.2%

Corporate expenses were $26.4 million, or 5.6% of revenue, for the three month period ended July 1, 2023, as compared to $36.2 million, or 8.2% of revenue, for the three month period ended July 2, 2022. The $9.8 million, or 27.2%, decrease in corporate expenses resulted primarily from:

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

Goodwill Impairment

There was no goodwill impairment charge recorded for the three month period ended July 1, 2023. For the three month period ended July 2, 2022, we recorded a $470.2 million non-cash, goodwill impairment charge resulting from challenges in labor markets, including both shortages in workforce and inflationary wage pressures.

Depreciation and Amortization

Depreciation and amortization was $3.5 million for the three month period ended July 1, 2023, as compared to $6.0 million for the three month period ended July 2, 2022, a decrease of $2.5 million, or 42.2%. The $2.5 million decrease primarily resulted from the absence of amortization charges associated with assets acquired in connection with the acquisition of Comfort Care and Accredited completed in the fourth quarter of 2021 which were amortized over a one year period.

Other Operating (Income) Expense

Other operating income was $3.3 million for the three month period ended July 1, 2023, as compared to nominal other operating expense for the three month period ended July 2, 2022, an increase of $3.3 million. The $3.3 million increase primarily resulted from a release of reserve of $3.6 million related to the settlement of a legal matter resulting from a 2020 acquisition.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $37.9 million for the three month period ended July 1, 2023, as compared to $22.8 million for the three month period ended July 2, 2022, an increase of $15.1 million, or 66.3%. The increase was primarily driven by significant increases in LIBOR, largely because the Federal Reserve Board has significantly increased the U.S. federal funds rate since the beginning of 2022. See further analysis under Liquidity and Capital Resources below.

Other Income

Other income was $25.2 million for the three month period ended July 1, 2023, as compared to other income of $4.9 million for the three month period ended July 2, 2022, an increase of $20.2 million. We realized a $10.3 million increase in non-cash valuation gains on interest rate derivatives resulting from changes in market expectations of future interest rates as of the comparable quarter-end valuation dates and an $9.6 million improvement in net settlements with interest rate derivative counterparties as interest rates increased compared to the prior year quarter. Details of other income included the following:

	For the three-month periods ended
(dollars in thousands)	July 1, 2023	July 2, 2022
Valuation gain to state interest rate derivatives at fair value	$16,799	$6,533
Net settlements received from (paid to) interest rate derivative counterparties	7,867	(1,688)
Other	503	81
Total other income	$25,169	$4,926

Income Taxes

We incurred income tax benefit of $0.8 million for the three-month period ended July 1, 2023, as compared to income tax benefit of $0.3 million for the three-month period ended July 2, 2022. This increase in tax benefit was primarily driven by the changes in federal and state valuation allowances, changes in uncertain tax positions and changes to federal and state current tax expense.

Six-Month Period Ended July 1, 2023 Compared to the Six-Month Period Ended July 2, 2022

The following table summarizes our consolidated results of operations, including Field contribution, which is a non-GAAP measure (see “Non-GAAP Financial Measures” below), for the six-month periods indicated:

	For the six-month periods ended
(dollars in thousands)	July 1, 2023	% of Revenue	July 2, 2022	% of Revenue	Change	% Change
Revenue	$938,358	100.0%	$893,489	100.0%	$44,869	5.0%
Cost of revenue, excluding depreciation and amortization	638,638	68.1%	603,620	67.6%	35,018	5.8%
Gross margin	$299,720	31.9%	$289,869	32.4%	$9,851	3.4%
Branch and regional administrative expenses	182,963	19.5%	177,741	19.9%	5,222	2.9%
Field contribution	$116,757	12.4%	$112,128	12.5%	$4,629	4.1%
Corporate expenses	57,289	6.1%	72,769	8.1%	(15,480)	-21.3%
Goodwill impairment	-	0.0%	470,207	52.6%	(470,207)	-100.0%
Depreciation and amortization	7,532	0.8%	11,857	1.3%	(4,325)	-36.5%
Acquisition-related costs	38	0.0%	69	0.0%	(31)	-44.9%
Other operating income	(3,233)	-0.3%	(169)	0.0%	(3,064)	NM
Operating income (loss)	$55,131	5.9%	$(442,605)	-49.5%	$497,736	-112.5%
Interest expense, net	(73,755)		(45,078)		(28,677)	63.6%
Other income	12,981		41,383		(28,402)	-68.6%
Income tax expense	(756)		(2,253)		1,497	-66.4%
Net loss	$(6,399)		$(448,553)		$442,154	-98.6%

NM = A percentage calculation that is not meaningful due to a percentage change greater than 1000%.

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the six-month periods indicated:

	For the six-month periods ended
(dollars in thousands)	July 1, 2023	July 2, 2022	Change	% Change
Revenue	$938,358	$893,489	$44,869	5.0%
Cost of revenue, excluding depreciation and amortization	638,638	603,620	35,018	5.8%
Gross margin	$299,720	$289,869	$9,851	3.4%
Gross margin percentage	31.9%	32.4%
Branch and regional administrative expenses	182,963	177,741	5,222	2.9%
Field contribution	$116,757	$112,128	$4,629	4.1%
Field contribution margin	12.4%	12.5%
Corporate expenses	$57,289	$72,769	$(15,480)	-21.3%
As a percentage of revenue	6.1%	8.1%
Operating income (loss)	$55,131	$(442,605)	$497,736	112.5%
As a percentage of revenue	5.9%	-49.5%

The following tables summarize our key performance measures by segment for the six-month periods indicated:

	PDS
	For the six-month periods ended
(dollars and hours in thousands)	July 1, 2023	July 2, 2022	Change	% Change
Revenue	$750,615	$698,215	$52,400	7.5%
Cost of revenue, excluding depreciation and amortization	534,933	498,510	36,423	7.3%
Gross margin	$215,682	$199,705	$15,977	8.0%
Gross margin percentage	28.7%	28.6%		0.1%	(4)
Hours	19,648	19,216	432	2.2%
Revenue rate	$38.20	$36.34	$1.86	5.3%	(1)
Cost of revenue rate	$27.23	$25.94	$1.29	5.1%	(2)
Spread rate	$10.98	$10.39	$0.59	5.8%	(3)

	HHH
	For the six-month periods ended
(dollars and admissions/episodes in thousands)	July 1, 2023	July 2, 2022	Change	% Change
Revenue	$111,536	$128,005	$(16,469)	-12.9%
Cost of revenue, excluding depreciation and amortization	59,592	65,965	(6,373)	-9.7%
Gross margin	$51,944	$62,040	$(10,096)	-16.3%
Gross margin percentage	46.6%	48.5%		-1.9%	(4)
Home health total admissions (5)	21.6	26.7	(5.1)	-19.1%
Home health episodic admissions (6)	14.8	16.3	(1.5)	-9.2%
Home health total episodes (7)	23.0	26.1	(3.1)	-11.9%
Home health revenue per completed episode (8)	$3,005	$2,961	$44	1.5%

	MS
	For the six-month periods ended
(dollars and UPS in thousands)	July 1, 2023	July 2, 2022	Change	% Change
Revenue	$76,207	$67,269	$8,938	13.3%
Cost of revenue, excluding depreciation and amortization	44,113	39,145	4,968	12.7%
Gross margin	$32,094	$28,124	$3,970	14.1%
Gross margin percentage	42.1%	41.8%		0.3%	(4)
Unique patients served (“UPS”)	170	156	14	9.0%
Revenue rate	$448.28	$431.21	$17.07	4.3%	(1)
Cost of revenue rate	$259.49	$250.93	$8.56	3.7%	(2)
Spread rate	$188.79	$180.28	$8.51	5.1%	(3)

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

Summary Operating Results

Operating Income (Loss)

Operating income was $55.1 million, or 5.9% of revenue, for the six-month period ended July 1, 2023, as compared to operating loss of $442.6 million, or 49.5% of revenue, for the six-month period ended July 2, 2022, an increase of $497.7 million, or 112.5%, primarily driven by the absence of the $470.2 million non-cash charge for goodwill impairment recorded in the second quarter of 2022.

Operating income for the first six months of 2023 was positively impacted by an increase of $4.6 million, or 4.1%, in Field contribution as compared to the first six months of 2022. The $4.6 million increase in Field contribution resulted from a $44.9 million, or 5.0%, increase in consolidated revenue, partially offset by a 0.1% decrease in our Field contribution margin to 12.4% for the first six months of 2023 from 12.5% for the first six months of 2022. The primary driver of our lower Field contribution margin year over year was a 0.5% decrease in gross margin percentage to 31.9% for the first six months of 2023 from 32.4% for the first six months of 2022.

In addition to the $4.6 million increase in Field contribution, the following additional items primarily contributed to the overall $497.7 million increase in operating income over the comparable periods:

•
the absence of the $470.2 million non-cash charge for goodwill impairment;
•
a $15.5 million decrease in corporate expenses;
•
a $3.1 million increase in other operating income; and
•
a $4.3 million decrease in depreciation and amortization.

Net Loss

Net loss for the six-month period ended July 1, 2023 was $6.4 million, as compared to net loss of $448.6 million for the six-month period ended July 2, 2022. The $442.2 million increase in net income was primarily driven by the following:

•
the previously discussed $497.7 million increase in operating income; offset by
•
a $28.7 million increase in interest expense, net of interest income; and
•
an aggregate $28.4 million decrease in valuation gains on interest rate derivatives, net of increases in net settlements received from interest rate derivative counterparties over the comparable year to date periods.

Revenue

Revenue was $938.4 million for the six-month period ended July 1, 2023, as compared to $893.5 million for the six-month period ended July 2, 2022, an increase of $44.9 million, or 5.0%. This increase resulted from the following segment activity:

•
a $52.4 million, or 7.5%, increase in PDS revenue;
•
a $16.5 million, or 12.9%, decrease in HHH revenue; and
•
a $8.9 million, or 13.3%, increase in MS revenue.

Our PDS segment revenue growth of $52.4 million, or 7.5%, for the six-month period ended July 1, 2023 was attributable to a 2.2% increase in volume and a 5.3% increase in revenue rate. The 2.2% increase in volume was primarily attributable to growth in demand for non-clinical services.

The 5.3% increase in PDS revenue rate for the six-month period ended July 1, 2023, as compared to the six-month period ended July 2, 2022, resulted primarily from reimbursement rate increases issued by various state Medicaid programs and Managed Medicaid payers.

Our HHH segment revenue decline of $16.5 million, or 12.9%, for the six-month period ended July 1, 2023 resulted primarily from a decline in volumes over the comparable period.

The $8.9 million increase in MS segment revenue for the six-month period ended July 1, 2023, as compared to the six-month period ended July 2, 2022, was attributable to volume growth of 9.0% combined with a 4.3% increase in revenue rate over the comparable period.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $638.6 million for the six-month period ended July 1, 2023, as compared to $603.6 million for the six-month period ended July 2, 2022, an increase of $35.0 million, or 5.8%. This increase resulted from the following segment activity:

•
a $36.4 million, or 7.3%, increase in PDS cost of revenue;
•
a $6.4 million, or 9.7%, decrease in HHH cost of revenue; and
•
a $5.0 million, or 12.7%, increase in MS cost of revenue.

The 7.3% increase in PDS cost of revenue for the six-month period ended July 1, 2023 resulted from the previously described 2.2% increase in PDS volume combined with a 5.1% increase in PDS cost of revenue rate. The 5.1% increase in cost of revenue rate primarily resulted from higher caregiver labor costs including pass-through of state reimbursement rate increases.

The 9.7% decrease in HHH cost of revenue for the six-month period ended July 1, 2023 was driven primarily by a decline in HHH volumes, offset in part by increases in overall caregiver costs as a percentage of revenue.

The 12.7% increase in MS cost of revenue for the six-month period ended July 1, 2023 was driven by the previously described 9.0% growth in MS volumes during the first quarter of 2022 and a 3.7% increase in cost of revenue rate.

Gross Margin and Gross Margin Percentage

Gross margin was $299.7 million, or 31.9% of revenue, for the six-month period ended July 1, 2023, as compared to $289.9 million, or 32.4% of revenue, for the six-month period ended July 2, 2022. Gross margin increased $9.9 million, or 3.4%, from the comparable prior year quarter. The 0.5% decrease in gross margin percentage for the six-month period ended July 1, 2023 resulted from the combined changes in our revenue rates and cost of revenue rates in each of our segments, which we refer to as the change in our spread rate, as follows:

•
a 5.8% increase in PDS spread rate from $10.39 to $10.98 driven by the 5.3% increase in PDS revenue rate, net of the 5.1% increase in PDS cost of revenue rate;
•
a 5.1% increase in MS spread rate from $180.28 to $188.79 driven by the 4.3% increase in MS revenue rate, net of the 3.7% increase in MS cost of revenue rate; and
•
our HHH segment, in which gross margin percentage decreased by 1.9%.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $183.0 million, or 19.5% of revenue, for the six-month period ended July 1, 2023, as compared to $177.7 million, or 19.9% of revenue, for the six-month period ended July 2, 2022, an increase of $5.2 million, or 2.9%.

The 2.9% increase in branch and regional administrative expenses was lower than our 5.0% revenue growth for the six-month period ended July 1, 2023, as compared to the six-month period ended July 2, 2022, primarily due to lower integration costs in the current year quarter, as the integration of the 2021 HHH Acquisitions was completed in the second half of 2022, and the positive effects of restructuring portions of our branch and regional operating structure. These factors have resulted in the overall 0.4% decrease in branch and regional administrative expenses as a percentage of revenue during the comparable quarterly periods.

Field Contribution and Field Contribution Margin

Field contribution was $116.8 million, or 12.4% of revenue, for the six-month period ended July 1, 2023, as compared to $112.1 million, or 12.5% of revenue, for the six-month period ended July 2, 2022. Field contribution increased $4.6 million, or 4.1%, for the six-month period ended July 1, 2023, as compared to the six-month period ended July 2, 2022. The 0.1% decrease in Field contribution margin for the six-month period ended July 1, 2023 resulted from the following:

•
the 0.5% decrease in gross margin percentage in the six-month period ended July 1, 2023, as compared to the six-month period ended July 2, 2022; and
•
a 0.4% decrease in branch and regional administrative expenses as a percentage of revenue in the six-month period ended July 1, 2023, as compared to the six-month period ended July 2, 2022.

Field Contribution and Field Contribution Margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the six-month periods ended July 1, 2023 and July 2, 2022 were as follows:

	For the six-month periods ended
	July 1, 2023		July 2, 2022
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$938,358		$893,489
Corporate expense components:
Compensation and benefits	$32,048	3.4%	$33,796	3.8%
Non-cash share-based compensation	4,666	0.5%	8,348	0.9%
Professional services	8,777	0.9%	16,734	1.9%
Rent and facilities expense	5,981	0.6%	6,507	0.7%
Office and administrative	735	0.1%	1,912	0.2%
Other	5,082	0.6%	5,472	0.6%
Total corporate expenses	$57,289	6.1%	$72,769	8.1%

Corporate expenses were $57.3 million, or 6.1% of revenue, for the six-month period ended July 1, 2023, as compared to $72.8 million, or 8.1% of revenue, for the six-month period ended July 2, 2022. The $15.5 million, or 21.3%, decrease in corporate expenses resulted primarily from:

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

Goodwill Impairment

There was no goodwill impairment charge recorded for the six-month period ended July 1, 2023. For the six-month period ended July 2, 2022, we recorded a $470.2 million non-cash, goodwill impairment charge resulting from challenges in labor markets, including both shortages in workforce and inflationary wage pressures.

Depreciation and Amortization

Depreciation and amortization was $7.5 million for the six-month period ended July 1, 2023, as compared to $11.9 million for the six-month period ended July 2, 2022, a decrease of $4.3 million, or 36.5%. The $4.3 million decrease primarily resulted from the absence of amortization charges associated with assets acquired in connection with the acquisition of Comfort Care and Accredited completed in the fourth quarter of 2021 which were amortized over a one year period.

Other Operating Income

Other operating income was $3.2 million for the six-month period ended July 1, 2023, as compared to $0.2 million for the six-month period ended July 2, 2022, an increase of $3.1 million. The $3.1 million increase primarily resulted from a release of reserve of $3.6 million related to the settlement of a legal matter resulting from a 2020 acquisition.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $73.8 million for the six-month period ended July 1, 2023, as compared to $45.1 million for the six-month period ended July 2, 2022, an increase of $28.7 million, or 63.6%. The increase was primarily driven by significant increases in LIBOR, largely because the Federal Reserve Board has significantly increased the U.S. federal funds rate since the beginning of 2022. See further analysis under Liquidity and Capital Resources below.

Other Income

Other income was $13.0 million for the six-month period ended July 1, 2023, as compared to other income of $41.4 million for the six-month period ended July 2, 2022, a decrease of $28.4 million. We realized a $46.5 million decrease in non-cash valuation gains on interest rate derivatives resulting from changes in market expectations of future interest rates as of the comparable quarter-end valuation dates; offset by an $18.2 million improvement in net settlements with interest rate derivative counterparties as interest rates increased compared to the prior year period. Details of other income included the following:

	For the six-month periods ended
(dollars in thousands)	July 1, 2023	July 2, 2022
Valuation (loss) gain to state interest rate derivatives at fair value	$(1,738)	$44,789
Net settlements received from (paid to) interest rate derivative counterparties	14,482	(3,761)
Other	237	355
Total other income	$12,981	$41,383

Income Taxes

We incurred income tax expense of $0.8 million for the six-month period ended July 1, 2023, as compared to income tax expense of $2.3 million for the six-month period ended July 2, 2022. This decrease in tax expense was primarily driven by the changes in federal and state valuation allowances, changes in uncertain tax positions and changes to federal and state current tax expense.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods indicated:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income (loss)	$25,599	$(473,887)	$(6,399)	$(448,553)
Interest expense, net	37,872	22,776	73,755	45,078
Income tax (benefit) expense	(810)	(344)	756	2,253
Depreciation and amortization	3,491	6,038	7,532	11,857
EBITDA	66,152	(445,417)	75,644	(389,365)
Goodwill, intangible and other long-lived asset impairment	313	470,196	381	470,084
Non-cash share-based compensation	2,586	5,781	5,028	10,596
Interest rate derivatives (1)	(24,667)	(4,845)	(12,745)	(41,028)
Acquisition-related costs (2)	(33)	(22)	37	69
Integration costs (3)	102	6,496	1,235	13,243
Legal costs and settlements associated with acquisition matters (4)	(5,446)	1,470	(5,142)	2,509
COVID-related costs, net of reimbursement (5)	-	915	-	5,087
Restructuring (6)	2,621	-	4,748	-
Other legal matters (7)	(5,000)	-	(5,000)	-
Other system transition costs, professional fees and other (8)	(773)	2,393	150	3,722
Total adjustments (9)	$(30,297)	$482,384	$(11,308)	$464,282
Adjusted EBITDA	$35,855	$36,967	$64,336	$74,917

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
(3)
Represents (i) costs associated with our Integration Management Office, which focuses on our integration efforts and transformational projects such as systems conversions and implementations, material cost reduction and restructuring projects, among other things, of $0.4 million and $0.8 million for the three and six-month periods ended July 1, 2023, respectively, and $0.6 million and $1.7 million for the three and six-month periods ended July 2, 2022, respectively; and (ii) transitionary costs incurred to integrate acquired companies into our field and corporate operations of $(0.3) million and $0.4 million for the three and six-month periods ended July 1, 2023, respectively, and $5.9 million and $11.5 million for the three and six-month periods ended July 2, 2022, respectively. Transitionary costs incurred to integrate acquired companies include IT consulting costs and related integration support costs; salary, severance and retention costs associated with duplicative acquired company personnel until such personnel are exited from the Company; accounting, legal and consulting costs; expenses and impairments related to the closure and consolidation of overlapping markets of acquired companies, including lease termination and relocation costs; costs associated with terminating legacy acquired company contracts and systems; and one-time costs associated with rebranding our acquired companies and locations to the Aveanna brand.
(4)
Represents legal and forensic costs, as well as settlements associated with resolving legal matters arising during or as a result of our acquisition-related activities. This primarily includes (i) costs of $0.2 million and $0.3 million for the three and six-month periods ended July 1, 2023, respectively, and $1.3 million and $2.3 million for the three and six-month periods ended July 2, 2022, respectively, to comply with the U.S. Department of Justice, Antitrust Division’s grand jury subpoena related to nurse wages and hiring activities in certain of our markets, in connection with a terminated transaction, and (ii) release of reserve of $3.6 million for both the three and six-month periods ended July 1, 2023, related to the settlement of a legal matter resulting from a 2020 acquisition.
(5)
Represents costs incurred as a result of the COVID-19 environment, primarily including, but not limited to, (i) relief, vaccine, and hero pay provided to our caregivers; staffing and retention related incentives to attract and retain caregivers in the midst of the Omicron surge; and other incremental compensation costs; (ii) sick leave for our caregivers required by OSHA's Emergency Temporary Standard, costs required to comply with federal, state and local vaccination mandates and testing requirements, and worker compensation costs for mandated quarantine time; (iii) incremental PPE costs; and (iv) salary, severance and lease termination costs associated with workforce reductions necessitated by COVID-19; net of temporary reimbursement rate increases provided by certain state Medicaid and Medicaid Managed Care programs.
(6)
Represents costs associated with restructuring our branch and regional administrative footprint as well as our corporate overhead infrastructure costs for the three and six-month periods ended July 1, 2023, in order to appropriately size our resources to current volumes, including: (i) branch and regional salary and severance costs; (ii) corporate salary and severance costs; and (iii) rent and lease termination costs associated with the closure of certain office locations.
(7)
Represents adjustments to an accrued legal settlement and the related costs and expenses associated with a certain judgment rendered against the Company related to a civil litigation matter in Texas.
(8)
Represents (i) costs associated with the implementation of, and transition to, new electronic medical record systems, billing and collection systems, duplicative system costs while such transformational projects are in-process, and other system transition costs of $0.7 million for the six-month period ended July 1, 2023, and $1.5 million and $3.1 million for three and six-month periods ended July 2, 2022, respectively, there were no such costs incurred in the three-month period ended July 1, 2023, and (ii) other costs or (income) that are either non-cash or non-core to the Company’s ongoing operations of $(0.7) million and $(0.6) million for the three and six-month periods ended July 1, 2023, respectively, and $0.9 million and $0.6 million for three and six-month periods ended July 2, 2022, respectively.
(9)
The table below reflects the increase or decrease, and aggregate impact, to the line items included in our consolidated statements of operations based upon the adjustments used in arriving at Adjusted EBITDA from EBITDA for the periods indicated:

	Impact to Adjusted EBITDA
	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenue	$-	$-	$-	$-
Cost of revenue, excluding depreciation and amortization	(4,823)	1,239	(4,678)	5,176
Branch and regional administrative expenses	1,723	2,174	3,364	3,565
Corporate expenses	1,311	13,710	6,184	26,816
Goodwill impairment	-	470,207	-	470,207
Acquisition-related costs	(33)	(22)	37	69
Other operating (income) expense	(3,646)	1	(3,646)	(169)
Other income	(24,829)	(4,925)	(12,569)	(41,382)
Total adjustments	$(30,297)	$482,384	$(11,308)	$464,282

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

The following table reconciles gross margin to Field contribution and Field contribution margin for the periods indicated:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Gross margin	$155,255	$145,043	$299,720	$289,869
Gross margin percentage	32.9%	32.7%	31.9%	32.4%
Branch and regional administrative expenses	91,255	88,998	182,963	177,741
Field contribution	$64,000	$56,045	$116,757	$112,128
Field contribution margin	13.6%	12.7%	12.4%	12.5%
Revenue	$471,945	$442,955	$938,358	$893,489

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

As permitted by the CARES Act, we deferred payment of $46.8 million of payroll taxes to the Internal Revenue Service (“IRS”) in fiscal year 2020, which increased our net cash provided by operating activities and available cash on hand. Certain companies we acquired in fiscal years 2020 and 2021 also had deferred payroll taxes of $4.6 million in aggregate in fiscal year 2020. We did not defer any payroll taxes after December 31, 2020. In December 2021, we paid $25.9 million to the IRS, reducing our aggregate deferred payroll tax liabilities to $25.5 million, which we paid in full to the IRS in December 2022.

In March 2023, in connection with a $19.8 million legal judgment rendered against us, we posted an $18.4 million appellate bond with the court. The $18.4 million appellate bond is collateralized with $15.0 million of letters of credit and $3.4 million of cash collateral, which is recorded in other current assets in the accompanying financial statements. In July 2023, we reached a confidential settlement agreement with the plaintiffs to release all claims and extinguish the aforementioned judgment in exchange for a settlement payment. The corresponding appeal of the judgment will be discontinued upon finalization of the settlement and we are taking all steps necessary to secure the return of the $15.0 million of letters of credit and $3.4 million of cash collateral.

In response to a $7.9 million arbitration award rendered against us in connection with this civil litigation matter, we may have to fund $9.1 million of cash collateral for an appellate bond while this matter is under appeal. The posting of this cash collateral could also reduce cash available to us for general working capital purposes until the appeal process is concluded.

In connection with a settlement agreement we entered into in March 2023 with the sellers of Epic/Freedom LLC and other defendants (collectively, the “Defendants”), we funded $6.8 million in April 2023 to an escrow account for the purposes of settling certain tax audits with the IRS, which are currently under appeal with the IRS. At such time as the audits are concluded, these escrowed funds will be used to satisfy any additional amounts due to the IRS or paid to the Seller. To the extent that any additional amounts due to the IRS exceed the escrowed funds, we as the taxpayer, will be required to fund such amounts, but we have contractual rights to reimbursement from the Defendants. We expect these tax matters to conclude in the second half of fiscal year 2023.

For additional information with respect to the foregoing litigation matters, please see "Litigation and Other Current Liabilities" set forth in Note 10 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

At July 1, 2023 we had $28.0 million in cash on hand, $15.0 million available to us under our Securitization Facility and approximately $162.0 million of borrowing capacity under the Revolving Credit Facility. Available borrowing capacity under the Revolving Credit Facility is subject to a maintenance leverage covenant that becomes effective if more than 30% of the total commitment is utilized, subject to a $15.0 million carve-out for letters of credit. We believe that our operating cash flows, available cash on hand, and availability under our Securitization Facility and Revolving Credit Facility will be sufficient to meet our cash requirements for at least the next twelve months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments and future results of operations. We cannot assure you that cash provided by operating activities or cash and cash equivalents on hand will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.

Cash Flow Activity

The following table sets forth a summary of our cash flows from operating, investing, and financing activities for the six-month periods presented:

	For the six-month periods ended
(dollars in thousands)	July 1, 2023	July 2, 2022
Net cash used in operating activities	$(3,023)	$(29,357)
Net cash used in investing activities	$(6,099)	$(18,456)
Net cash provided by financing activities	$17,917	$34,786

Operating Activities

The primary sources or uses of our operating cash flow are operating income or operating losses, as well as any other significant non-cash items such as depreciation, amortization and share-based compensation, and cash paid for interest. The timing of collections of accounts receivable and the payment of accounts payable, other accrued liabilities and accrued payroll can also impact and cause fluctuations in our operating cash flow. Cash used by operating activities decreased by $26.3 million during the six month period ended July 1, 2023 compared to the six month period ended July 2, 2022, primarily due to:

•
the provision of cash associated with operating assets and liabilities over the comparable periods, including improved working capital levels associated with accounts receivable and a reduction in DSO (as defined below), the deferral of one month of interest under our term loans which we typically pay on a monthly basis, and a one-time deferral of cash payments under employee medical plans as we transitioned to a self-insured plan.

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

	July 2, 2022	September 30, 2023	December 31, 2022	April 1, 2023	July 1, 2023
Days Sales Outstanding	50.0	47.8	44.5	45.2	46.2

Investing Activities

Net cash used in investing activities was $6.1 million for the six-month period ended July 1, 2023, as compared to $18.5 million for the six-month period ended July 2, 2022. The primary driver of the $12.4 million decrease in cash used in the current period was the $11.7 million premium paid for an interest rate cap in February 2022.

Financing Activities

Net cash provided by financing activities decreased by $16.9 million, from $34.8 million net cash provided for the six-month period ended July 2, 2022 to $17.9 million for the six-month period ended July 1, 2023. The $16.9 million decrease was primarily attributable to:

•
a $10.8 million increase in cash inflows from settlements with interest rate swap counterparties over the comparable periods; offset by
•
a comparable decrease of $25.0 million in net borrowings under our Securitization Facility and Revolving Credit Facility over the comparable periods.

Indebtedness

We typically incur term loan indebtedness to finance our acquisitions, and we borrow under our Securitization Facility and Revolving Credit Facility from time to time for working capital purposes, as well as to finance acquisitions, as needed. The following table presents our current and long-term obligations under our credit facilities as of July 1, 2023 and July 2, 2022, as well as related interest expense for the six-month periods ended July 1, 2023 and July 2, 2022, respectively:

	Current and Long-term			Interest Expense
(dollars in thousands)	Obligations			For the six-month periods ended
Instrument	July 1, 2023	December 31, 2022	Interest Rate	July 1, 2023	July 2, 2022
2021 Extended Term Loan (1)(3)	$904,350	$908,950	S + 3.75%	$39,625	$22,911
Term Loan - Second Lien Term Loan (1)	415,000	415,000	S + 7.00%	24,935	16,085
Revolving Credit Facility (2)	-	-	S + 3.75%	458	429
Securitization Facility (4)	160,000	140,000	BSBY + 2.25%	5,458	1,807
Amortization of debt issuance costs	-	-		2,719	3,527
Other	-	-		748	524
Total Indebtedness	$1,479,350	$1,463,950		$73,943	$45,283
Weighted Average Interest Rate (5)	9.6%	8.9%

(1)
Variable rate debt instruments which accrue interest at a rate equal to the SOFR rate, plus a CSA, (subject to a minimum of 0.50%), plus an applicable margin.
(2)
Variable rate debt instruments which accrue interest at a rate equal to the SOFR rate, plus a CSA, plus an applicable margin.
(3)
Interest associated with the 2021 Extended Term Loan includes commitment fees of $3.8 million in the six-month period ended July 2, 2022 to maintain availability of the Delayed Draw Term Loan Facility ("DDTL"). The Company terminated the DDTL commitment in November 2022.
(4)
Variable rate debt instrument which accrues interest at a rate equal to the Bloomberg Short-term Bank Yield Index (“BSBY”) plus an applicable margin.
(5)
Represents the weighted average annualized interest rate based upon the outstanding balances at July 1, 2023 and July 2, 2022, respectively, and the applicate interest rates at that date.

We were in compliance with all financial covenants and restrictions related to existing credit facilities at July 1, 2023.

On February 9, 2022 we entered into a five-year, $880.0 million notional interest rate cap agreement with a cap rate of 3.0%. The cap agreement expires in February 2027 and provided that the counterparty would pay us the amount by which LIBOR exceeds 3.0% in a given measurement period. During the quarter ended July 1, 2023, the Company amended its interest rate cap agreements to provide that the counterparty will pay the Company the amount by which SOFR exceeds 2.96%.

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

Due to the phase-out of LIBOR, effective June 30, 2023, the benchmark interest rate under our senior secured credit facilities converted from LIBOR to SOFR, plus an applicable credit spread adjustment (“CSA”). Effective upon the next regular LIBOR loan renewal, which is anticipated on August 31, 2023, outstanding balances under our senior secured credit facilities will bear interest at SOFR (including the applicable CSA), plus a margin. The margins under our senior secured credit facilities are unchanged as a result of the SOFR conversion. The transition to SOFR is not expected to have a material impact on the Company’s results of operations or liquidity.

On July 31, 2023, we amended our Securitization Facility to extend its maturity date from November 12, 2024 to July 31, 2026.

Contractual Obligations

Our contractual obligations consist primarily of long-term debt obligations, interest payments, operating and financing leases. These contractual obligations impact our short-term and long-term liquidity and capital needs. As of July 1, 2023, there were no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our principal executive officer and principal accounting officer concluded that, as of July 1, 2023, such disclosure controls and procedures were not effective, solely as a result of a previously reported material weakness.

Notwithstanding the foregoing, there were no changes to previously issued financial statements, and management did not identify any misstatements in our financial statements as a result of this material weakness. Our principal executive officer and principal accounting officer believe that the interim unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

Except for the actions intended to remediate the material weakness as described above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the three-month period ended July 1, 2023, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal accounting officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended July 1, 2023, none of the directors or officers of the Company adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement", as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed or furnished herewith:

Exhibit Number	Description

10.1

Amendment No. 1 to Second Lien Credit Agreement, dated as of June 30, 2023 (the “Effective Date”), is entered into by Aveanna Healthcare LLC, a Delaware limited liability company (the “Borrower Representative” and a “Borrower”), and Barclays Bank PLC, as administrative agent (in such capacity, the “Administrative Agent”).

10.2

Ninth Amendment to First Lien Credit Agreement, dated as of June 30, 2023 (the “Effective Date”), is entered into by Aveanna Healthcare LLC, a Delaware limited liability company (the “Borrower”), and Barclays Bank PLC, as administrative agent (in such capacity, the “Administrative Agent”).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Aveanna Healthcare Holdings Inc.

Date: August 10, 2023	By:	/s/ Jeff Shaner
Jeff Shaner Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Deborah Stewart
Deborah Stewart
Chief Accounting Officer (Principal Accounting Officer)