Form 10-Q
period 2023-09-30
Aveanna Healthcare Holdings, Inc.
filed 2023-11-09
CIK 1832332

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 3, 2023, the registrant had 190,733,153 shares of common stock, $0.01 par value per share, outstanding.

Table of Contents

		Page

	Cautionary Note Regarding Forward-Looking Statements	1

	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	2
	Consolidated Statements of Operations for the Three and Nine-Month Periods Ended September 30, 2023 and October 1, 2022 (Unaudited)	3
	Consolidated Statements of Stockholders’ (Deficit) Equity for the Three and Nine-Month Periods Ended September 30, 2023 and October 1, 2022 (Unaudited)	4
	Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2023 and October 1, 2022 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	40
	SIGNATURES
	Signatures	42

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

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
	As of
	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,294	$19,217
Patient accounts receivable	235,668	221,237
Receivables under insured programs	10,724	4,395
Prepaid expenses	12,352	15,089
Other current assets	11,207	9,813
Total current assets	318,245	269,751
Property and equipment, net	22,000	22,752
Operating lease right of use assets	51,789	54,601
Goodwill	1,054,552	1,159,688
Intangible assets, net	95,188	95,863
Receivables under insured programs	23,186	22,865
Other long-term assets	89,743	86,240
Total assets	$1,654,703	$1,711,760

LIABILITIES, DEFERRED RESTRICTED STOCK UNITS, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and other accrued liabilities	$36,527	$44,624
Accrued payroll and employee benefits	75,588	43,836
Current portion of insurance reserves - insured programs	10,724	4,395
Current portion of insurance reserves	18,939	27,531
Securitization obligations	155,000	140,000
Current portion of long-term obligations	9,200	9,200
Current portion of operating lease liabilities	13,972	13,070
Other current liabilities	44,350	43,841
Total current liabilities	364,300	326,497
Revolving credit facility	-	-
Long-term obligations, less current portion	1,277,582	1,281,082
Long-term insurance reserves - insured programs	23,186	22,865
Long-term insurance reserves	44,291	35,470
Operating lease liabilities, less current portion	42,603	45,818
Deferred income taxes	4,419	3,844
Other long-term liabilities	1,900	359
Total liabilities	1,758,281	1,715,935
Commitments and contingencies (Note 11)
Deferred restricted stock units	2,135	2,135
Stockholders’ deficit:
Preferred stock, $0.01 par value as of September 30, 2023 and December 31, 2022
5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value, 1,000,000,000 shares authorized;
190,733,153 and 188,859,165 issued and outstanding, respectively	1,907	1,888
Additional paid-in capital	1,237,878	1,228,512
Accumulated deficit	(1,345,498)	(1,236,710)
Total stockholders’ deficit	(105,713)	(6,310)
Total liabilities, deferred restricted stock units, and stockholders’ deficit	$1,654,703	$1,711,760

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the three-month periods ended		For the nine-month periods ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenue	$478,010	$443,009	$1,416,368	$1,336,498
Cost of revenue, excluding depreciation and amortization	330,746	308,426	969,384	912,046
Branch and regional administrative expenses	91,004	89,542	273,967	267,283
Corporate expenses	27,446	33,215	84,735	105,984
Goodwill impairment	105,136	-	105,136	470,207
Depreciation and amortization	2,962	4,917	10,494	16,774
Acquisition-related costs	428	-	466	69
Other operating (income) expense	(3,360)	2,122	(6,593)	1,953
Operating (loss) income	(76,352)	4,787	(21,221)	(437,818)
Interest income	50	164	238	369
Interest expense	(39,599)	(28,462)	(113,542)	(73,745)
Other income	14,143	45,140	27,124	86,523
(Loss) income before income taxes	(101,758)	21,629	(107,401)	(424,671)
Income tax (expense) benefit	(631)	2,669	(1,387)	416
Net (loss) income	$(102,389)	$24,298	$(108,788)	$(424,255)
Net (loss) income per share:
Net (loss) income per share, basic	$(0.54)	$0.13	$(0.57)	$(2.29)
Weighted average shares of common stock outstanding, basic	189,139	186,113	189,632	185,327
Net (loss) income per share, diluted	$(0.54)	$0.13	$(0.57)	$(2.29)
Weighted average shares of common stock outstanding, diluted	189,139	186,166	189,632	185,327

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	For the three-month period ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, July 1, 2023	190,425,098	$1,904	$1,234,468	$(1,243,109)	$(6,737)
Issuance of vested restricted shares	308,055	3	(3)	-	-
Non-cash share-based compensation	-	-	3,413	-	3,413
Net loss	-	-	-	(102,389)	(102,389)
Balance, September 30, 2023	190,733,153	$1,907	$1,237,878	$(1,345,498)	$(105,713)

	For the three-month period ended October 1, 2022
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, July 2, 2022	185,918,240	$1,859	$1,221,507	$(1,023,229)	$200,137
Non-cash share-based compensation	-	-	3,512	-	3,512
Net income	-	-	-	24,298	24,298
Balance, October 1, 2022	185,918,240	$1,859	$1,225,019	$(998,931)	$227,947

	For the nine-month period ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	188,859,165	$1,888	$1,228,512	$(1,236,710)	$(6,310)
Issuance of vested restricted shares	308,055	3	(3)	-	-
Employee stock purchase plan	1,565,933	16	929	-	945
Non-cash share-based compensation	-	-	8,440	-	8,440
Net loss	-	-	-	(108,788)	(108,788)
Balance, September 30, 2023	190,733,153	$1,907	$1,237,878	$(1,345,498)	$(105,713)

	For the nine-month period ended October 1, 2022
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022	184,732,268	$1,847	$1,208,645	$(574,676)	$635,816
Employee stock purchase plan	1,185,972	12	2,266	-	2,278
Non-cash share-based compensation	-	-	14,108	-	14,108
Net loss	-	-	-	(424,255)	(424,255)
Balance, October 1, 2022	185,918,240	$1,859	$1,225,019	$(998,931)	$227,947

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the nine-month periods ended
	September 30, 2023	October 1, 2022
Cash Flows From Operating Activities:
Net loss	$(108,788)	$(424,255)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	10,494	16,774
Amortization of deferred debt issuance costs	3,983	5,221
Amortization and impairment of operating lease right of use assets	12,490	12,722
Non-cash share-based compensation	10,143	14,108
Goodwill impairment	105,136	470,207
Loss (gain) on disposal or impairment of licenses, property and equipment, and software	2,086	1,815
Fair value adjustments on interest rate derivatives	(2,584)	(89,634)
Deferred income taxes	575	(293)
Non-cash gain on acquisition	(5,090)	-
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(14,431)	(921)
Prepaid expenses	5,247	6,825
Other current and long-term assets	(12,657)	(1,878)
Accounts payable and other accrued liabilities	(7,861)	(2,395)
Accrued payroll and employee benefits	31,752	(4,569)
Insurance reserves	229	5,884
Operating lease liabilities	(11,991)	(15,845)
Other current and long-term liabilities	6,944	(1,932)
Net cash provided by (used in) operating activities	25,677	(8,166)
Cash Flows From Investing Activities:
Acquisitions of businesses, net of cash acquired	-	(2,027)
Proceeds from sale of businesses	-	460
Payment for interest rate cap	-	(11,725)
Purchase of certificates of need	(2,678)	-
Purchases of property and equipment, and software	(4,548)	(8,800)
Net cash used in investing activities	(7,226)	(22,092)
Cash Flows From Financing Activities:
Proceeds from employee stock purchase plan	945	2,278
Proceeds from securitization obligation	45,000	40,000
Repayment of securitization obligation	(30,000)	(20,000)
Proceeds from revolving credit facility	20,000	15,000
Repayments on revolving credit facility	(20,000)	(15,000)
Proceeds from issuance of term loans, net of debt issuance costs	-	59,700
Principal payments on term loans	(6,900)	(6,600)
Principal payments on notes payable	(7,293)	(7,564)
Principal payments on financing lease obligations	(521)	(581)
Payment of debt issuance costs	(1,047)	(218)
Settlements with interest rate swap counterparties	10,442	(3,566)
Net cash provided by financing activities	10,626	63,449
Net change in cash and cash equivalents	29,077	33,191
Cash and cash equivalents at beginning of period	19,217	30,490
Cash and cash equivalents at end of period	$48,294	$63,681

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$99,291	$69,572
Cash paid for income taxes, net of refunds received	$766	$1,410

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

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited consolidated financial statements do not include all the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, these interim unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2023 and the results of operations for the three and nine-month periods ended September 30, 2023 and October 1, 2022, respectively. The results reported in these interim unaudited consolidated financial statements should not be regarded as indicative of results that may be expected for any other period or the entire year. These interim unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2023.

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52 or 53-week fiscal year. The interim unaudited consolidated balance sheets reflect the accounts of the Company as of September 30, 2023 and December 31, 2022. For the three-month periods ended September 30, 2023 and October 1, 2022, the interim unaudited consolidated statements of operations, stockholders' (deficit) equity, and cash flows reflect the accounts of the Company from July 2, 2023 through September 30, 2023 and July 3, 2022 through October 1, 2022, respectively. For the nine-month periods ended September 30, 2023 and October 1, 2022, the interim unaudited consolidated statements of operations, stockholders’ (deficit) equity and cash flows reflect the accounts of the Company from January 1, 2023 through September 30, 2023 and January 2, 2022 through October 1, 2022, respectively.

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

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

848): Scope, which clarifies the scope and application of certain optional expedients and exceptions regarding the original guidance. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which delays the effective date of the guidance issued in ASU 2020-04 to December 31, 2024. The U.S. Dollar LIBOR panel ceased following June 30, 2023, and the Company adopted the guidance in ASU 2020-04 for the second quarter of fiscal year 2023 on a prospective basis, which did not have a material impact on the Company's financial position, results of operations, and disclosures.

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

The Company determines the transaction price based on established billing rates reduced by contractual adjustments and discounts provided to third-party payers and implicit price concessions. Contractual adjustments and discounts are based on contractual agreements and historical experience. Implicit price concessions are based on historical collection experience. As of September 30, 2023 and December 31, 2022, estimated explicit and implicit price concessions of $57.2 million and $52.6 million, respectively, were recorded as reductions to patient accounts receivable balances to arrive at the estimated collectible revenue and patient accounts receivable. Most contracts contain variable consideration, however, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense which is included as a component of operating expenses in the consolidated statements of operations. The Company did not record any bad debt expense for the three and nine-month periods ended September 30, 2023 and October 1, 2022, respectively.

The Company derives a significant portion of its revenue from Medicaid, Medicaid MCO, Medicare and other payers that receive discounts from established billing rates. The regulations and various managed care contracts under which these discounts must be

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

estimated are complex and subject to interpretation. Management estimates the transaction price on a payer-specific basis given its interpretation of the applicable regulations or contract terms. Updated regulations and contract negotiations occur frequently, necessitating regular review and assessment of the estimation process by management; however, there were no material revenue adjustments recognized from performance obligations satisfied or partially satisfied in previous periods for the three and nine-month periods ended September 30, 2023 and October 1, 2022, respectively.

The following table presents revenue by payer type as a percentage of total revenue for the three and nine-month periods ended September 30, 2023 and October 1, 2022, respectively:

	For the three-month periods ended		For the nine-month periods ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Medicaid MCO	56.8%	50.9%	55.2%	51.6%
Medicaid	22.0%	21.6%	22.0%	21.8%
Commercial	9.0%	8.4%	10.0%	9.4%
Medicare	12.0%	19.0%	12.7%	17.1%
Self-pay	0.2%	0.1%	0.1%	0.1%
Total revenue	100.0%	100.0%	100.0%	100.0%

4. GOODWILL

The following table summarizes changes in goodwill by segment at December 31, 2022 through the nine-month period ended September 30, 2023 (amounts in thousands):

	PDS	HHH	MS	Total
Balance at December 31, 2022, net (1)	897,728	151,324	110,636	1,159,688
Impairments	-	(105,136)	-	(105,136)
Balance at September 30, 2023, net (2)	897,728	46,188	110,636	1,054,552

(1) Goodwill balance is net of accumulated impairment losses of $608.0 million for PDS, $119.8 million for MS, and $382.3 million for HHH.

(2) Goodwill balance is net of accumulated impairment losses of $608.0 million for PDS, $119.8 million for MS, and $487.4 million for HHH.

A test of goodwill impairment is required at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. As a result of previously anticipated volume not being actualized to forecasted levels in the reporting unit within our HHH segment, the Company revised its forward-looking estimates and performed an interim impairment assessment as of September 30, 2023. Based on that assessment, the Company determined that the reporting unit within our HHH segment exceeded its respective fair values and the Company accordingly recorded an aggregate goodwill impairment charge of $105.1 million during the three-month period ended September 30, 2023.

For its interim goodwill impairment test, the Company engaged a third-party valuation firm to assist in calculating the fair value of each of the Company's reporting units, which is derived using an income approach or a combination of both income and market approaches. The income approach utilizes projected operating results and cash flows and includes significant assumptions, such as revenue growth rates, projected EBITDA margins, and discount rates. The market approach compares its reporting units’ earnings and revenue multiples to those of comparable public companies. Estimates of fair value may differ from actual results due to, among other things, economic conditions, changes to business models or changes in operating performance. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of all reporting units. Significant differences between these estimates and actual future performance could result in additional impairment in future fiscal periods.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following as of September 30, 2023 and December 31, 2022, respectively (dollar amounts in thousands):

Instrument	Stated Maturity Date	Contractual Interest Rate	Interest Rate as of September 30, 2023	September 30, 2023	December 31, 2022
2021 Extended Term Loan (1)	07/2028	S + 3.75%	9.27%	$902,050	$908,950
Second Lien Term Loan (1)	12/2029	S + 7.00%	12.52%	415,000	415,000
Revolving Credit Facility (2)	04/2026	S + 3.75%	9.27%	-	-
Total principal amount of long-term obligations				1,317,050	1,323,950
Less: unamortized debt issuance costs				(30,268)	(33,668)
Total amount of long-term obligations, net of unamortized debt issuance costs				1,286,782	1,290,282
Less: current portion of long-term obligations				(9,200)	(9,200)
Total amount of long-term obligations, net of unamortized debt issuance costs, less current portion				$1,277,582	$1,281,082
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

The 2021 Extended Term Loan bears interest, at the Company’s election, at a variable interest rate based on either SOFR (subject to a minimum of 0.50%), or ABR (subject to a minimum of 2.00%) for the interest period relevant to such borrowing, plus a credit spread adjustment ("CSA") of 0.10% and an applicable margin of 3.75% for loans accruing interest based on SOFR, and an applicable margin of 2.75% for loans accruing interest based on ABR. The Revolving Credit Facility bears interest, at the Company’s election, at a variable interest rate based on either SOFR or ABR (subject to a minimum of 2.00%) for the interest period relevant to such borrowing, plus a CSA of 0.10% and an applicable margin of 3.75% for loans accruing interest based on SOFR, and an applicable margin of 2.75% for loans accruing interest based on ABR. As of September 30, 2023, the principal amount of the 2021 Extended Term Loan and borrowings under the Revolving Credit Facility accrued interest at a rate of 9.27%.

The Second Lien Term Loan bears interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin (equal to 6.00%) plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the Prime Rate and (c) the SOFR rate for an interest period of one month plus a CSA depending on the interest period plus 1.00%; or (2) an applicable margin (equal to 7.00%) plus SOFR and a CSA depending on the interest period; provided that such rate is not lower than a floor of 0.50%. As of September 30, 2023, the principal amount of the Second Lien Term Loan accrued interest at a rate of 12.52%.

Debt issuance costs related to the term loans are recorded as a direct deduction from the carrying amount of the debt. The balance for debt issuance costs related to the term loans as of September 30, 2023 and December 31, 2022 was $30.3 million and $33.3 million, respectively. Debt issuance costs related to the Revolving Credit Facility are recorded within other long-term assets. The balance for debt issuance costs related to the Revolving Credit Facility as of September 30, 2023 and December 31, 2022 was $0.0 million and $0.4 million, respectively. The Company recognized interest expense related to the amortization of debt issuance costs of $1.1 million and $3.6 million during the three and nine-month periods ended September 30, 2023, respectively, and $1.6 million and $4.9 million during the three and nine-month periods and October 1, 2022, respectively.

Issued letters of credit as of September 30, 2023 and December 31, 2022 were $32.0 million and $19.7 million, respectively. There were no swingline loans outstanding as of September 30, 2023 or December 31, 2022. Borrowing capacity under the Company's

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revolving Credit Facility was approximately $168.0 million as of September 30, 2023 and $180.3 million as of December 31, 2022. Available borrowing capacity under the Revolving Credit Facility is subject to a maintenance leverage covenant that becomes effective if more than 30% of the total commitment is utilized.

The fair value of the Company's long-term obligations was estimated using market-observable inputs from the Company’s comparable peers with public debt, including quoted prices in active markets, which are considered Level 2 inputs. The aggregate fair value of the Company's long-term obligations was $1,079.3 million at September 30, 2023.

The Company was in compliance with all financial covenants and restrictions under the foregoing instruments at September 30, 2023.

6. SECURITIZATION FACILITY

On November 12, 2021, the Company (through a wholly owned special purpose entity, Aveanna SPV I, LLC) (the “special purpose entity”) and a lending institution entered into a Receivables Financing Agreement (as amended, the “Securitization Facility”) with a termination date of November 12, 2024. On July 31, 2023, the Company entered into an amendment to the Securitization Facility to extend its maturity date to July 31, 2026. The maximum amount available under the Securitization Facility is $175.0 million, subject to certain borrowing base requirements. The Company incurred debt issuance costs of $2.4 million in connection with the Securitization Facility, which were capitalized and included in other long-term assets. The Company recognized interest expense related to the amortization of debt issuance costs of $0.1 million and $0.4 million for the three and nine-month periods ended September 30, 2023, respectively, and $0.1 million and $0.3 million for the three and nine-month periods ended October 1, 2022, respectively.

Pursuant to two separate sale agreements, each of which is among Aveanna Healthcare, LLC, as initial servicer, certain of the Company's subsidiaries and the special purpose entity, the subsidiaries sold substantially all of their existing and future accounts receivable balances to the special purpose entity. The special purpose entity uses the accounts receivable balances to collateralize loans made under the Securitization Facility. The Company retains the responsibility of servicing the accounts receivable balances pledged as collateral under the Securitization Facility and provides a performance guaranty.

The outstanding balance under the Securitization Facility was $155.0 million and $140.0 million at September 30, 2023 and December 31, 2022, respectively. The balance accrues interest at a rate equal to the SOFR rate, plus a CSA, plus an applicable margin. The interest rate under the Securitization Facility was 8.91% at September 30, 2023.

The Securitization Facility is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and the borrowings are presented as liabilities in the interim unaudited consolidated balance sheets; (ii) the consolidated statements of operations reflect the interest expense associated with the collateralized borrowings; and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within the consolidated statements of cash flows. The Securitization Facility is included within current liabilities on the interim unaudited consolidated balance sheets as it is collateralized by current patient accounts receivable and not because payments are due within one year of the balance sheet date.

7. FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, patient accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair values due to the short-term maturities of the instruments.

The Company’s other assets measured at fair value were as follows (amounts in thousands):

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Fair Value Measurements at September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$49,204	$-	$49,204
Interest rate swap agreements	-	35,130	-	35,130
Total derivative assets	$-	$84,334	$-	$84,334

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$47,459	$-	$47,459
Interest rate swap agreements	-	34,291	-	34,291
Total derivative assets	$-	$81,750	$-	$81,750

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

For the interim goodwill impairment test, the Company performed a Step 1 analysis that used an expected present value of future cash flows (income approach) or a combination of the income approach and comparable public companies (market approach) to determine the fair value of the reporting unit. These approaches use primarily unobservable inputs, including revenue growth rates, projected EBITDA margins, and discount rates, which are considered Level 3 fair value measurements. The fair value analysis takes into account recent and expected operating performance.

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

The Company currently has two interest rate swap agreements intended to limit its exposure to interest rate risk on its variable rate debt. These swaps expire on June 30, 2026. Prior to the quarter ended July 1, 2023, the interest rate swap agreements paid a fixed rate of 2.08% and received the one-month LIBOR rate, subject to a 0.50% floor. During the quarter ended July 1, 2023, the Company amended its interest rate swap agreements to change the benchmark rate under the agreements from LIBOR to SOFR. As of July 1, 2023, the interest rate swap agreements paid a fixed rate of 2.03% and received the one-month SOFR rate, subject to a 0.50% floor. The aggregate notional amount of the interest rate swaps remained unchanged at $520.0 million at September 30, 2023 and December 31, 2022, respectively. The fair value of the interest rate swaps was $35.1 million at September 30, 2023 and $34.3 million at December 31, 2022 and is included in other long-term assets in the interim unaudited consolidated balance sheets. The Company does not apply hedge accounting to these agreements and records all mark-to-market adjustments directly to other income in the consolidated statements of operations, which are included within cash flows from operating activities in the consolidated statements of cash flows. The net settlements incurred with swap counterparties under the swap agreements are recognized through cash flows from financing activities in the consolidated statements of cash flows due to an other-than-insignificant financing element on the interest rate swaps.

On February 9, 2022, the Company entered into interest rate cap agreements for an aggregate notional amount of $880.0 million and a cap rate of 3.00%. The premium paid for the interest rate cap agreements was $11.7 million. The cap agreements have an expiration date of February 28, 2027. Prior to the quarter ended July 1, 2023, the cap agreements provided that the counterparty will pay the Company the amount by which LIBOR exceeded 3.00% in a given measurement period. During the quarter ended July 1, 2023, the Company amended its interest rate cap agreements to provide that the counterparty will pay the Company the amount by which SOFR exceeds 2.96%. The fair value of the interest rate cap agreements was $49.2 million at September 30, 2023 and $47.5 million at December 31, 2022 and is included in other long-term assets on the interim unaudited consolidated balance sheets. The Company does not apply hedge accounting to interest rate cap agreements and records all mark-to-market adjustments directly to other income in the consolidated statements of operations, which are included within cash flows from

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

operating activities in the consolidated statement of cash flows. Proceeds from settlements with cap counterparties are included within cash flows from operating activities in the consolidated statement of cash flows. The premium payments on the interest rate caps were recognized through cash flows from investing activities.

The following losses and gains from these derivatives not designated as hedging instruments were recognized in the Company’s consolidated statements of operations for the three and nine-month periods ended September 30, 2023 and October 1, 2022, respectively (amounts in thousands):

	Statement of Operations	For the three-month periods ended
	Classification	September 30, 2023	October 1, 2022
Interest rate cap agreements	Other income	$1,366	$24,339
Interest rate swap agreements	Other income	$2,956	$20,505

	Statement of Operations	For the nine-month periods ended
	Classification	September 30, 2023	October 1, 2022
Interest rate cap agreements	Other (expense) income	$839	$38,003
Interest rate swap agreements	Other (expense) income	$1,745	$51,631

The Company does not utilize financial instruments for trading or other speculative purposes.

9. INCOME TAXES

The Company’s provision for income taxes is recorded on an interim basis based upon the Company’s estimate of the annual effective income tax rate for the full year applied to “ordinary” income or loss, adjusted each quarter for discrete items.

The Company recorded an income tax expense of $0.6 million and $1.4 million for the three and nine-month periods ended September 30, 2023, respectively, and an income tax benefit of $2.7 million and $0.4 million for the three and nine-month periods and October 1, 2022, respectively. The Company’s effective tax rate was negative 0.6% and negative 1.3% for the three and nine-month periods ended September 30, 2023, respectively, and negative 12.3% and negative 0.1% for the three and nine-month periods and October 1, 2022, respectively. The effective tax rates for the three and nine-month periods ended September 30, 2023 and October 1, 2022 differed from the statutory rate of 21% primarily due to the changes in the valuation allowance recorded against certain deferred tax assets, and separate state and local income taxes on taxable subsidiaries.

For the nine-month period ended September 30, 2023, the Company recognized a benefit of approximately $1.5 million from the reversal of acquired uncertain tax positions. There has been no change to the Company's policy that recognizes potential interest and penalties related to uncertain tax positions in income tax expense in the accompanying consolidated statements of operations.

10. SHARE-BASED COMPENSATION

Pre-IPO Options and Management Restricted Units

The Company recorded compensation expense, net of forfeitures, of $1.5 million and $2.3 million for the three and nine-month periods ended September 30, 2023, respectively, and $1.7 million and $9.1 million for the three and nine-month periods ended October 1, 2022, respectively, which is included in corporate and branch and regional administrative expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense as of September 30, 2023 associated with these outstanding awards was $8.6 million.

Director Restricted Stock Units

In February 2023, the Compensation Committee of the Company's Board of Directors approved grants of 634,923 restricted stock units, with a grant date per share fair value of $1.26, to certain independent Directors ("Director RSUs"). Director RSUs vest over a one-year period. The Company recorded compensation expense of $0.3 million and $0.9 million for the three and nine-month periods ended September 30, 2023, respectively, and $0.1 million and $0.4 million for the three and nine-month periods ended October 1, 2022, respectively, which is included in corporate expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense as of September 30, 2023 associated with outstanding director restricted stock units was $0.3 million.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Employee Stock Purchase Plan

During the three-month periods ended September 30, 2023 and October 1, 2022, no purchase events related to the Employee Stock Purchase Plan occurred. Participants purchased a total of 1,565,933 shares of common stock at a price of $0.60 per share during the nine-month period ended September 30, 2023. Participants purchased a total of 1,185,972 shares of common stock at a price of $1.92 per share during the nine-month period ended October 1, 2022. The Company recorded compensation expense of $0.3 million and $0.8 million for the three and nine-month periods ended September 30, 2023, respectively, and $0.5 million and $1.7 million for the three and nine-month periods ended October 1, 2022, respectively, which is included in corporate expenses, branch and regional administrative expenses and cost of revenue, excluding depreciation and amortization in the accompanying consolidated statements of operations.

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

The Company recorded compensation expense, net of forfeitures, of $1.2 million and $4.4 million for the three and nine-month periods ended September 30, 2023, respectively, and $1.1 million and $2.9 million for the three and nine-month periods ended October 1, 2022, respectively, which is included in corporate and branch and regional administrative expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense as of September 30, 2023 associated with outstanding LTIP awards was $12.3 million.

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

Through September 30, 2023, the Company has maintained primary commercial insurance coverage on a claims-made basis for professional malpractice claims with a $1.5 million per claim deductible and $5.0 million per claim and annual aggregate limits. Prior to October 1, 2022, the Company maintained primary commercial insurance coverage on a claims made basis for professional malpractice claims with varying deductibles by policy year from $0.5 million to $1.0 million on a per claim basis and $5.5 million to $6.0 million per claim and annual aggregate limits. Moreover, the Company maintains excess insurance coverage for professional malpractice claims. In addition, the Company maintains workers’ compensation insurance with a $0.5 million per

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

claim deductible and statutory limits. The Company reimburses insurance carriers for deductible losses under these policies. The Company’s insurance carriers require collateral to secure the Company’s obligation to reimburse insurance carriers for these deductible payments. Collateral as of September 30, 2023 was comprised of $22.9 million of issued letters of credit and $1.9 million in cash collateral. Collateral as of December 31, 2022 was comprised of $19.7 million of issued letters of credit, $1.9 million in cash collateral, and $2.9 million in surety bonds.

As of September 30, 2023, insurance reserves totaling $97.1 million were included on the interim unaudited consolidated balance sheets, representing $45.1 million and $52.0 million of reserves for professional malpractice claims and workers’ compensation claims, respectively. At December 31, 2022, insurance reserves totaling $90.3 million were included on the consolidated balance sheets, representing $41.8 million and $48.5 million of reserves for professional malpractice claims and workers’ compensation claims, respectively.

Litigation and Other Current Liabilities

On December 24, 2018, Aveanna Healthcare LLC, an indirect wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Agreement”) to acquire a pediatric home health company (the “Pediatric Home Health Seller”). The agreement contained a provision whereby a $75.0 million transaction termination fee (the “Break-up Fee”) could be payable to the Pediatric Home Health Seller under certain circumstances. On December 20, 2019, Aveanna Healthcare LLC terminated the Agreement, and the Pediatric Home Health Seller demanded payment of the Break-up Fee. The Company believes the Agreement was terminated for cause, no payment of the Break-up Fee is due to the Pediatric Home Health Seller and all potential claims and counterclaims related to the termination of the Agreement and payment of the Break-up Fee by either party are time barred.

On August 6, 2020, the Company sued Epic/Freedom, LLC (“Seller”), Webster Capital Corporation, and Webster Equity Partners (collectively, the “Defendants”) in the Delaware Superior Court. The Company asserted that the Defendants made fraudulent representations and warranties in connection with the Seller acquisition. The Company sought damages ranging from $24.0 million to $50.0 million. The Company also requested a declaratory judgment holding that the Defendants waived any claim to the Company’s continued possession of $7.1 million in escrow funds (the “Escrow Funds”) that were delivered to the Company in January 2018 by the Seller acquisition escrow agent. In response, the Defendants asserted four counterclaims: (1) specific performance of an alleged right to control a tax audit; (2) advancement of litigation fees and expenses for certain individual Defendants; (3) a declaratory judgment; and (4) breach of contract claim concerning the Escrow Funds. The Company subsequently reached an agreement with the Defendants, which (1) allowed the Defendants to take a principal role in the applicable tax audit, though the Company will continue to communicate with the Internal Revenue Service and retain the ability to make strategic decisions with respect to the audit and (2) dismissed claims against certain individual Defendants mooting Defendants’ claims for advancement of litigation fees and expenses. On March 10, 2023, the parties entered into a confidential settlement agreement releasing all claims related to this matter and ending all related litigation. The settlement did not have a material impact on the consolidated results of operations. On April 4, 2023, as part of the settlement, the Company funded $6.8 million to an escrow account for the purpose of settling certain tax audits with the IRS, which are currently under appeal with the IRS. To the extent that any additional amounts due to the IRS exceed the escrowed funds, we as the taxpayer, will be required to fund such amounts, but we have contractual rights to reimbursement from the Defendants.

On November 23, 2022, a judgment in the amount of $19.8 million was rendered against the Company related to a civil litigation matter in Texas. In March 2023, the plaintiffs attempted to enforce the judgment by seeking a writ of garnishment, and $18.4 million was garnished from the Company’s cash accounts. The Company promptly obtained and recorded an $18.4 million cash collateralized appellate bond with the state trial court, and such court dissolved the writ of garnishment and ordered the return of the previously garnished funds. All previously garnished funds have been returned to the Company. In July 2023, the Company and the plaintiffs reached a confidential settlement agreement wherein the plaintiffs have agreed to release all claims and extinguish the aforementioned judgment in exchange for a settlement payment. The corresponding appeal of the judgment has been discontinued upon finalization of the settlement and the Company has secured the return of the underlying collateral for the aforementioned appellate bond. The settlement did not have a material impact on the consolidated results of operations.

On January 18, 2023, an arbitration award in the amount of $7.9 million was rendered against the Company related to a claim under the Company's Texas non-subscriber benefit plan. After the trial court entered a judgment to enforce the arbitration award, the Company promptly obtained a $9.1 million collateralized appellate bond and intends to avail itself of all appellate options. The ultimate resolution of these litigated matters is not expected to have a material impact on the consolidated financial statements.

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

12. RELATED PARTY TRANSACTIONS

As of September 30, 2023, one of the Company’s majority stockholders owned 5.1% of the Company’s 2021 Extended Term Loan.

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

Results shown for the three and nine-month periods ended September 30, 2023 and October 1, 2022 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

The following tables summarize the Company’s segment information for the three and nine-month periods ended September 30, 2023 and October 1, 2022, respectively (amounts in thousands):

	For the three-month period ended September 30, 2023
	PDS	HHH	MS	Total
Revenue	$384,750	$52,989	$40,271	$478,010
Cost of revenue, excluding depreciation and amortization	280,288	27,597	22,861	330,746
Gross margin	$104,462	$25,392	$17,410	$147,264
Gross margin percentage	27.2%	47.9%	43.2%	30.8%

	For the three-month period ended October 1, 2022
	PDS	HHH	MS	Total
Revenue	$355,620	$49,853	$37,536	$443,009
Cost of revenue, excluding depreciation and amortization	254,756	32,968	$20,702	308,426
Gross margin	$100,864	$16,885	$16,834	$134,583
Gross margin percentage	28.4%	33.9%	44.8%	30.4%

	For the nine-month period ended September 30, 2023
	PDS	HHH	MS	Total
Revenue	$1,135,365	$164,525	$116,478	$1,416,368
Cost of revenue, excluding depreciation and amortization	815,221	87,189	66,974	969,384
Gross margin	$320,144	$77,336	$49,504	$446,984
Gross margin percentage	28.2%	47.0%	42.5%	31.6%

	For the nine-month period ended October 1, 2022
	PDS	HHH	MS	Total
Revenue	$1,053,835	$177,858	$104,805	$1,336,498
Cost of revenue, excluding depreciation and amortization	753,266	98,933	$59,847	912,046
Gross margin	$300,569	$78,925	$44,958	$424,452
Gross margin percentage	28.5%	44.4%	42.9%	31.8%

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the three-month periods ended		For the nine-month periods ended
Segment Reconciliation:	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Total segment gross margin	$147,264	$134,583	$446,984	$424,452
Branch and regional administrative expenses	91,004	89,542	273,967	267,283
Corporate expenses	27,446	33,215	84,735	105,984
Goodwill impairment	105,136	-	105,136	470,207
Depreciation and amortization	2,962	4,917	10,494	16,774
Acquisition-related costs	428	-	466	69
Other operating (income) expense	(3,360)	2,122	(6,593)	1,953
Operating (loss) income	(76,352)	4,787	(21,221)	(437,818)
Interest income	50	164	238	369
Interest expense	(39,599)	(28,462)	(113,542)	(73,745)
Other income	14,143	45,140	27,124	86,523
(Loss) income before income taxes	$(101,758)	$21,629	$(107,401)	$(424,671)

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

	For the three-month periods ended		For the nine-month periods ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Numerator:
Net (loss) income	$(102,389)	$24,298	$(108,788)	$(424,255)
Denominator:
Weighted average shares of common stock outstanding (1), basic	189,139	186,113	189,632	185,327
Net (loss) income per share, basic	$(0.54)	$0.13	$(0.57)	$(2.29)

Weighted average shares of common stock outstanding (1), diluted	189,139	186,166	189,632	185,327
Net (loss) income per share, diluted	$(0.54)	$0.13	$(0.57)	$(2.29)
Dilutive securities outstanding not included in the computation of diluted net (loss) income per share, as their effect is antidilutive:
RSUs	7,674	4,684	7,674	4,722
PSUs	4,059	1,368	4,059	1,368
Stock options	13,621	14,553	13,621	14,553

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

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52-week or 53-week fiscal year. “Fiscal year 2023” refers to the 52-week fiscal year ending on December 30, 2023. “Fiscal year 2022” refers to the 52-week fiscal year ended on December 31, 2022. The “three-month period ended September 30, 2023”, or “third quarter of 2023” refers to the 13-week fiscal quarter ended on September 30, 2023. The “three-month period ended October 1, 2022” or “third quarter of 2022” refers to the 13-week fiscal quarter ended on October 1, 2022. The "nine-month period ended September 30, 2023", or "first nine months of 2023", refers to the period from January 1, 2023 through September 30, 2023. The "nine-month period ended October 1, 2022", or "first nine months of 2022", refers to the period from January 2, 2022 through October 1, 2022.

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

The following table summarizes the revenues generated by each of our segments for the three-month periods ended September 30, 2023 and October 1, 2022, respectively:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the three-month period ended September 30, 2023	$478,010	$384,750	$52,989	$40,271
Percentage of consolidated revenue		81%	11%	8%
For the three-month period ended October 1, 2022	$443,009	$355,620	$49,853	$37,536
Percentage of consolidated revenue		81%	11%	8%

The following table summarizes the revenues generated by each of our segments for the nine-month periods ended September 30, 2023 and October 1, 2022, respectively:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the nine-month period ended September 30, 2023	$1,416,368	$1,135,365	$164,525	$116,478
Percentage of consolidated revenue		80%	12%	8%
For the nine-month period ended October 1, 2022	$1,336,498	$1,053,835	$177,858	$104,805
Percentage of consolidated revenue		79%	13%	8%

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

Factors Affecting Results of Operations and Comparability

American Rescue Plan Act (“ARPA”)

On March 11, 2021 President Biden signed ARPA into law. ARPA is a federal stimulus bill designed to aid public health and economic recovery from the COVID-19 pandemic. ARPA includes $350 billion in emergency funding for state, local, territorial and tribal governments, known as the Coronavirus State and Local Fiscal Recovery Funds (“ARPA Recovery Funds”). States must obligate the ARPA Recovery Funds by December 31, 2024 and spend such funds by December 31, 2026. Usage of the ARPA Recovery Funds is subject to the requirements specified in the United States Treasury Department’s Final Rule issued on January 6, 2022 (the "Final Rule").

The Final Rule provides states with substantial flexibility in utilizing ARPA Relief Funds, including to support public health expenditures, such as vaccination programs and testing, and PPE purchases, as well as providing premium pay for essential workers, including those in home-care settings, among many other things. States may not use ARPA Recovery Funds to fund tax cuts, fund budget deficits, or to support public employee pensions. We recognized ARPA Recovery funds from various states in revenue in our consolidated statements of operations of $2.9 million and $6.6 million for the three and nine-month periods ended September 30, 2023, respectively, and $1.9 million and $5.5 million for the three and nine-month periods ended October 1, 2022, respectively. We may receive additional ARPA Recovery Funds in the future; however, we cannot estimate the amount or timing of any future receipts. These funds are not subject to repayment, provided we are able to attest to and comply with any terms and conditions of such funding, as applicable. If we are unable to attest to or comply with current or future terms and conditions, our ability to retain some or all of the ARPA Recovery Funds received may be impacted.

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

Results of Operations

Three-Month Period Ended September 30, 2023 Compared to the Three-Month Period Ended October 1, 2022

The following table summarizes our consolidated results of operations, including Field contribution, which is a non-GAAP measure (see “Non-GAAP Financial Measures” below), for the three-month periods indicated:

	For the three-month periods ended
(dollars in thousands)	September 30, 2023	% of Revenue	October 1, 2022	% of Revenue	Change	% Change
Revenue	$478,010	100.0%	$443,009	100.0%	$35,001	7.9%
Cost of revenue, excluding depreciation and amortization	330,746	69.2%	308,426	69.6%	22,320	7.2%
Gross margin	$147,264	30.8%	$134,583	30.4%	$12,681	9.4%
Branch and regional administrative expenses	91,004	19.0%	89,542	20.2%	1,462	1.6%
Field contribution	$56,260	11.8%	$45,041	10.2%	$11,219	24.9%
Corporate expenses	27,446	5.7%	33,215	7.5%	(5,769)	-17.4%
Goodwill impairment	105,136	22.0%	-	0.0%	105,136	-
Depreciation and amortization	2,962	0.6%	4,917	1.1%	(1,955)	-39.8%
Acquisition-related costs	428	0.1%	-	0.0%	428	-
Other operating (income) expense	(3,360)	-0.7%	2,122	0.5%	(5,482)	-258.3%
Operating (loss) income	$(76,352)	-16.0%	$4,787	1.1%	$(81,139)	NM
Interest expense, net	(39,549)		(28,298)		(11,251)	39.8%
Other income	14,143		45,140		(30,997)	-68.7%
Income tax (expense) benefit	(631)		2,669		(3,300)	-123.6%
Net (loss) income	$(102,389)		$24,298		$(126,687)	521.4%

NM = A percentage calculation that is not meaningful due to a percentage change greater than 1000%.

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the three-month periods indicated:

	For the three-month periods ended
(dollars in thousands)	September 30, 2023	October 1, 2022	Change	% Change
Revenue	$478,010	$443,009	$35,001	7.9%
Cost of revenue, excluding depreciation and amortization	330,746	308,426	22,320	7.2%
Gross margin	$147,264	$134,583	$12,681	9.4%
Gross margin percentage	30.8%	30.4%
Branch and regional administrative expenses	91,004	89,542	1,462	1.6%
Field contribution	$56,260	$45,041	$11,219	24.9%
Field contribution margin	11.8%	10.2%
Corporate expenses	$27,446	$33,215	$(5,769)	-17.4%
As a percentage of revenue	5.7%	7.5%
Operating (loss) income	$(76,352)	$4,787	$(81,139)	NM
As a percentage of revenue	-16.0%	1.1%

NM = A percentage calculation that is not meaningful due to a percentage change greater than 1000%.

The following tables summarize our key performance measures by segment for the three-month periods indicated:

	PDS
	For the three-month periods ended
(dollars and hours in thousands)	September 30, 2023	October 1, 2022	Change	% Change
Revenue	$384,750	$355,620	$29,130	8.2%
Cost of revenue, excluding depreciation and amortization	280,288	254,756	25,532	10.0%
Gross margin	$104,462	$100,864	$3,598	3.6%
Gross margin percentage	27.2%	28.4%		-1.2%	(4)
Hours	10,090	9,652	438	4.5%
Revenue rate	$38.13	$36.84	$1.29	3.7%	(1)
Cost of revenue rate	$27.78	$26.39	$1.39	5.5%	(2)
Spread rate	$10.35	$10.45	$(0.10)	-0.9%	(3)

	HHH
	For the three-month periods ended
(dollars and admissions/episodes in thousands)	September 30, 2023	October 1, 2022	Change	% Change
Revenue	$52,989	$49,853	$3,136	6.3%
Cost of revenue, excluding depreciation and amortization	27,597	32,968	(5,371)	-16.3%
Gross margin	$25,392	$16,885	$8,507	50.4%
Gross margin percentage	47.9%	33.9%		14.0%	(4)
Home health total admissions (5)	9.3	11.3	(2.0)	-17.7%
Home health episodic admissions (6)	7.0	7.0	-	0.0%
Home health total episodes (7)	11.2	11.4	(0.2)	-1.8%
Home health revenue per completed episode (8)	$3,046	$3,023	$23	0.8%

	MS
	For the three-month periods ended
(dollars and UPS in thousands)	September 30, 2023	October 1, 2022	Change	% Change
Revenue	$40,271	$37,536	$2,735	7.3%
Cost of revenue, excluding depreciation and amortization	22,861	20,702	2,159	10.4%
Gross margin	$17,410	$16,834	$576	3.4%
Gross margin percentage	43.2%	44.8%		-1.6%	(4)
Unique patients served (“UPS”)	88	81	7	8.6%
Revenue rate	$457.63	$463.41	$(5.78)	-1.3%	(1)
Cost of revenue rate	$259.78	$255.58	$4.20	1.8%	(2)
Spread rate	$197.84	$207.83	$(9.98)	-5.2%	(3)

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

Summary Operating Results

Operating (Loss) Income

Operating loss was $76.4 million for the three-month period ended September 30, 2023, as compared to an operating income of $4.8 million, or 1.1% of revenue, for the three-month period ended October 1, 2022, a decrease of $81.1 million, primarily driven by a $105.1 million non-cash charge for goodwill impairment recorded in the third quarter of 2023.

Operating loss for the third quarter of 2023 was positively impacted by an increase of $11.2 million, or 24.9%, in Field contribution, as compared to the third quarter of 2022. The $11.2 million increase in Field contribution resulted from a $35.0 million, or 7.9%, increase in consolidated revenue and a 1.6% increase in our Field contribution margin to 11.8% for the third quarter of 2023 from 10.2% for the third quarter of 2022. The primary driver of our higher Field contribution margin over the comparable quarter was a 0.4% increase in gross margin percentage to 30.8% for the third quarter of 2023 from 30.4% for the third quarter of 2022.

In addition to the $11.2 million increase in Field contribution, the following additional items primarily contributed to the overall $81.1 million decrease in operating income over the comparable third quarter periods:

•
the $105.1 million non-cash charge for goodwill impairment;
•
a $5.8 million decrease in corporate expenses;
•
a $5.5 million increase in other operating (income) expense; and
•
a $2.0 million decrease in depreciation and amortization.

Net (Loss) Income

Net loss for the three-month period ended September 30, 2023 was $102.4 million, as compared to net income of $24.3 million for three-month period ended October 1, 2022. The $126.7 million decrease in net income was primarily driven by the following:

•
the previously discussed $81.1 million decrease in operating income;
•
an aggregate $31.0 million decrease in valuation gains on interest rate derivatives and net settlements received from interest rate derivative counterparties over the comparable quarter;
•
a $3.3 million increase in tax expense (benefit); and
•
a $11.3 million increase in interest expense, net of interest income.

Revenue

Revenue was $478.0 million for the three-month period ended September 30, 2023, as compared to $443.0 million for the three-month period ended October 1, 2022, an increase of $35.0 million, or 7.9%. This increase resulted from the following segment activity:

•
a $29.1 million, or 8.2%, increase in PDS revenue;
•
a $3.1 million, or 6.3%, increase in HHH revenue; and
•
a $2.7 million, or 7.3%, increase in MS revenue.

Our PDS segment revenue growth of $29.1 million, or 8.2%, for the three-month period ended September 30, 2023 was attributable to a 4.5% increase in volume and a 3.7% increase in revenue rate. The 4.5% increase in volume is primarily attributable to growth in demand for non-clinical services.

The 3.7% increase in PDS revenue rate for the three-month period ended September 30, 2023, as compared to the three-month period ended October 1, 2022, resulted primarily from reimbursement rate increases issued by various state Medicaid programs and Managed Medicaid payers.

Our HHH segment revenue increase of $3.1 million, or 6.3%, for the three-month period ended September 30, 2023 resulted primarily from an improvement in implicit price concessions compared to the comparable period, partially offset by a decline in volumes over the comparable period.

The $2.7 million, or 7.3%, increase in MS segment revenue for the three-month period ended September 30, 2023, as compared to the three-month period ended October 1, 2022, was attributable to volume growth of 8.6% partially offset by a 1.3% decrease in revenue rate over the comparable period.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $330.7 million for the three-month period ended September 30, 2023, as compared to $308.4 million for the three-month period ended October 1, 2022, an increase of $22.3 million, or 7.2%. This increase resulted from the following segment activity:

•
a $25.5 million, or 10.0%, increase in PDS cost of revenue;
•
a $5.4 million, or 16.3%, decrease in HHH cost of revenue; and
•
a $2.2 million, or 10.4%, increase in MS cost of revenue.

The 10.0% increase in PDS cost of revenue for the three-month period ended September 30, 2023 resulted from the previously described 4.5% increase in PDS volume combined with a 5.5% increase in PDS cost of revenue rate. The 5.5% increase in cost of revenue rate primarily resulted from higher caregiver labor costs, including pass-through of state reimbursement rate increases.

The 16.3% decrease in HHH cost of revenue for the three-month period ended September 30, 2023 was primarily driven by a decline in HHH volumes, as well as lower overall caregiver costs as a percentage of revenue.

The 10.4% increase in MS cost of revenue for the three-month period ended September 30, 2023 was driven by the previously described 8.6% growth in MS volumes during the third quarter of 2022 and a 1.8% increase in cost of revenue rate.

Gross Margin and Gross Margin Percentage

Gross margin was $147.3 million, or 30.8% of revenue, for the three-month period ended September 30, 2023, as compared to $134.6 million, or 30.4% of revenue, for the three-month period ended October 1, 2022. Gross margin increased $12.7 million, or 9.4%, from the comparable prior year quarter. The 0.4% increase in gross margin percentage for the three-month period ended September 30, 2023 resulted from the combined changes in our revenue rates and cost of revenue rates in each of our segments, which we refer to as the change in our spread rate, as follows:

•
a 0.9% decrease in PDS spread rate from $10.45 to $10.35 driven by the 3.7% increase in PDS revenue rate, net of the 5.5% increase in PDS cost of revenue rate;
•
a 5.2% decrease in MS spread rate from $207.83 to $197.84 driven by the 1.3% decrease in MS revenue rate, net of the 1.8% increase in MS cost of revenue rate; and
•
our HHH segment, in which gross margin percentage increased by 14.0%.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $91.0 million, or 19.0% of revenue, for the three-month period ended September 30, 2023, as compared to $89.5 million, or 20.2% of revenue, for the three-month period ended October 1, 2022, an increase of $1.5 million, or 1.6%.

The 1.6% increase in branch and regional administrative expenses was lower than our 7.9% revenue growth for the three-month period ended September 30, 2023, as compared to the three-month period ended October 1, 2022, primarily due to the positive effects of restructuring portions of our branch and regional operating structure and lower integration costs in the current year quarter, as the integration of our acquisitions in the HHH segment effected in 2021 (the "2021 HHH Acquisitions") was completed in the second half of 2022. These factors resulted in the overall 1.2% decrease in branch and regional administrative expenses as a percentage of revenue during the comparable quarterly periods.

Field Contribution and Field Contribution Margin

Field contribution was $56.3 million, or 11.8% of revenue, for the three-month period ended September 30, 2023, as compared to $45.0 million, or 10.2% of revenue, for the three-month period ended October 1, 2022. Field contribution increased $11.2 million, or 24.9%, for the three-month period ended September 30, 2023, as compared to the three-month period ended October 1, 2022. The 1.6% increase in Field contribution margin for the three-month period ended September 30, 2023 resulted from the following:

•
the 0.4% increase in gross margin percentage in the three-month period ended September 30, 2023, as compared to the three-month period ended October 1, 2022; and
•
the 1.2% decrease in branch and regional administrative expenses as a percentage of revenue for the three-month period ended September 30, 2023 compared to the three-month period ended October 1, 2022.

Field contribution and Field contribution margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the three-month periods ended September 30, 2023 and October 1, 2022 were as follows:

	For the three-month periods ended
	September 30, 2023		October 1, 2022
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$478,010		$443,009
Corporate expense components:
Compensation and benefits	$14,593	3.1%	$15,274	3.4%
Non-cash share-based compensation	2,513	0.5%	2,259	0.5%
Professional services	4,492	0.9%	8,576	1.9%
Rent and facilities expense	3,301	0.7%	3,362	0.8%
Office and administrative	482	0.1%	837	0.2%
Other	2,065	0.5%	2,907	0.7%
Total corporate expenses	$27,446	5.7%	$33,215	7.5%

Corporate expenses were $27.4 million, or 5.7% of revenue, for the three-month period ended September 30, 2023, as compared to $33.2 million, or 7.5% of revenue, for the three-month period ended October 1, 2022. The $5.8 million, or 17.4%, decrease in corporate expenses resulted primarily from:

•
lower compensation and benefits costs due to a reduction in transition and integration activities with acquired businesses, as well as the executive transition completed on December 31, 2022; and
•
lower professional service costs due to a reduction in transition and integration activities.

Goodwill Impairment

Goodwill impairment was $105.1 million for the three-month period ended September 30, 2023. As a result of anticipated volume not being actualized to forecasted levels in the reporting unit within our HHH segment, primarily related to continued challenges in the labor markets, we recorded a $105.1 million non-cash goodwill impairment charge during the three months ended September 30, 2023. There was no goodwill impairment charge recorded in the comparable quarterly period ended October 1, 2022. Please see Note 4 - Goodwill, to the interim unaudited consolidated financial statements, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Depreciation and Amortization

Depreciation and amortization was $3.0 million for the three-month period ended September 30, 2023, as compared to $4.9 million for the three-month period ended October 1, 2022, a decrease of $2.0 million, or 39.8%. The $2.0 million decrease primarily resulted from the absence of amortization charges associated with assets acquired in connection with the acquisition of Comfort Care and Accredited completed in the fourth quarter of 2021 which were amortized over a one-year period.

Other Operating (Income) Expense

Other operating income was $3.4 million for the three-month period ended September 30, 2023, as compared to other operating expense of $2.1 million for the three-month period ended October 1, 2022, an increase of $5.5 million. The $5.5 million increase primarily resulted from a $5.1 million non-cash gain on the acquisition of certain business licenses and other net assets recorded during the third quarter of 2023, and a decrease in license impairment charges recorded in the comparable periods.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $39.5 million for the three-month period ended September 30, 2023, as compared to $28.3 million for the three-month period ended October 1, 2022, an increase of $11.3 million, or 39.8%. The increase was primarily driven by significant increases in interest rates, largely because the Federal Reserve Board has significantly increased the U.S. federal funds rate since the beginning of 2022. See further analysis under Liquidity and Capital Resources below.

Other Income

Other income was $14.1 million for the three-month period ended September 30, 2023, as compared to other income of $45.1 million for the three-month period ended October 1, 2022, an decrease of $31.0 million. We realized a $40.5 million decrease in non-cash valuation gains on interest rate derivatives resulting from changes in market expectations of future interest rates as of the comparable quarter-end valuation dates and a $9.6 million improvement in net settlements with interest rate derivative counterparties as interest rates increased compared to the prior year quarter. Details of other income included the following:

	For the three-month periods ended
(dollars in thousands)	September 30, 2023	October 1, 2022
Valuation gain to state interest rate derivatives at fair value	$4,322	$44,845
Net settlements received from interest rate derivative counterparties	9,797	193
Other	24	102
Total other income	$14,143	$45,140

Income Taxes

We incurred income tax expense of $0.6 million for the three-month period ended September 30, 2023, as compared to income tax benefit of $2.7 million for the three-month period ended October 1, 2022. This decrease in tax benefit was primarily driven by the changes in federal and state valuation allowances, and changes to federal and state current tax expense.

Nine-Month Period Ended September 30, 2023 Compared to the Nine-Month Period Ended October 1, 2022

The following table summarizes our consolidated results of operations, including Field contribution, which is a non-GAAP measure (see “Non-GAAP Financial Measures” below), for the nine-month periods indicated:

	For the nine-month periods ended
(dollars in thousands)	September 30, 2023	% of Revenue	October 1, 2022	% of Revenue	Change	% Change
Revenue	$1,416,368	100.0%	$1,336,498	100.0%	$79,870	6.0%
Cost of revenue, excluding depreciation and amortization	969,384	68.4%	912,046	68.2%	57,338	6.3%
Gross margin	$446,984	31.6%	$424,452	31.8%	$22,532	5.3%
Branch and regional administrative expenses	273,967	19.3%	267,283	20.0%	6,684	2.5%
Field contribution	$173,017	12.2%	$157,169	11.8%	$15,848	10.1%
Corporate expenses	84,735	6.0%	105,984	7.9%	(21,249)	-20.0%
Goodwill impairment	105,136	7.4%	470,207	35.2%	(365,071)	-77.6%
Depreciation and amortization	10,494	0.7%	16,774	1.3%	(6,280)	-37.4%
Acquisition-related costs	466	0.0%	69	0.0%	397	575.4%
Other operating (income) expense	(6,593)	-0.5%	1,953	0.1%	(8,546)	-437.6%
Operating loss	$(21,221)	-1.5%	$(437,818)	-32.8%	$416,597	-95.2%
Interest expense, net	(113,304)		(73,376)		(39,928)	54.4%
Other income	27,124		86,523		(59,399)	-68.7%
Income tax (expense) benefit	(1,387)		416		(1,803)	-433.4%
Net loss	$(108,788)		$(424,255)		$315,467	-74.4%

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the nine-month periods indicated:

	For the nine-month periods ended
(dollars in thousands)	September 30, 2023	October 1, 2022	Change	% Change
Revenue	$1,416,368	$1,336,498	$79,870	6.0%
Cost of revenue, excluding depreciation and amortization	969,384	912,046	57,338	6.3%
Gross margin	$446,984	$424,452	$22,532	5.3%
Gross margin percentage	31.6%	31.8%
Branch and regional administrative expenses	273,967	267,283	6,684	2.5%
Field contribution	$173,017	$157,169	$15,848	10.1%
Field contribution margin	12.2%	11.8%
Corporate expenses	$84,735	$105,984	$(21,249)	-20.0%
As a percentage of revenue	6.0%	7.9%
Operating loss	$(21,221)	$(437,818)	$416,597	-95.2%
As a percentage of revenue	-1.5%	-32.8%

The following tables summarize our key performance measures by segment for the nine-month periods indicated:

	PDS
	For the nine-month periods ended
(dollars and hours in thousands)	September 30, 2023	October 1, 2022	Change	% Change
Revenue	$1,135,365	$1,053,835	$81,530	7.7%
Cost of revenue, excluding depreciation and amortization	815,221	753,266	61,955	8.2%
Gross margin	$320,144	$300,569	$19,575	6.5%
Gross margin percentage	28.2%	28.5%		-0.3%	(4)
Hours	29,738	28,868	870	3.0%
Revenue rate	$38.18	$36.51	$1.67	4.7%	(1)
Cost of revenue rate	$27.41	$26.09	$1.32	5.2%	(2)
Spread rate	$10.77	$10.41	$0.36	3.5%	(3)

	HHH
	For the nine-month periods ended
(dollars and admissions/episodes in thousands)	September 30, 2023	October 1, 2022	Change	% Change
Revenue	$164,525	$177,858	$(13,333)	-7.5%
Cost of revenue, excluding depreciation and amortization	87,189	98,933	(11,744)	-11.9%
Gross margin	$77,336	$78,925	$(1,589)	-2.0%
Gross margin percentage	47.0%	44.4%		2.6%	(4)
Home health total admissions (5)	30.9	38.0	(7.1)	-18.7%
Home health episodic admissions (6)	21.8	23.3	(1.5)	-6.4%
Home health total episodes (7)	34.2	37.5	(3.3)	-8.8%
Home health revenue per completed episode (8)	$3,022	$2,978	$44	1.5%

	MS
	For the nine-month periods ended
(dollars and UPS in thousands)	September 30, 2023	October 1, 2022	Change	% Change
Revenue	$116,478	$104,805	$11,673	11.1%
Cost of revenue, excluding depreciation and amortization	66,974	59,847	7,127	11.9%
Gross margin	$49,504	$44,958	$4,546	10.1%
Gross margin percentage	42.5%	42.9%		-0.4%	(4)
Unique patients served (“UPS”)	258	237	21	8.9%
Revenue rate	$451.47	$442.22	$9.25	2.2%	(1)
Cost of revenue rate	$259.59	$252.52	$7.07	3.0%	(2)
Spread rate	$191.88	$189.70	$2.18	1.2%	(3)

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

Summary Operating Results

Operating Loss

Operating loss was $21.2 million for the nine-month period ended September 30, 2023, as compared to operating loss of $437.8 million for the nine-month period ended October 1, 2022, a decrease of $416.6 million, or 95.2%, primarily driven by a $365.1 million decrease in non-cash charges for goodwill impairment recorded in the comparative nine-month period.

Operating loss for the first nine months of 2023 was positively impacted by an increase of $15.8 million, or 10.1%, in Field contribution as compared to the first nine months of 2022. The $15.8 million increase in Field contribution resulted from a $79.9 million, or 6.0%, increase in consolidated revenue and a 0.4% increase in our Field contribution margin to 12.2% for the first nine months of 2023 from 11.8% for the first nine months of 2022. The primary driver of our higher Field contribution margin year over year was a 0.7% decrease in branch and regional administrative expenses as a percentage of revenue to 19.3% for the first nine months of 2023 from 20.0% for the first nine months of 2022.

In addition to the $15.8 million increase in Field contribution, the following additional items primarily contributed to the overall $416.6 million increase in operating income over the comparable periods:

•
the $365.1 million decrease in non-cash charges for goodwill impairment;
•
a $21.2 million decrease in corporate expenses;
•
a $8.5 million increase in other operating income (expense); and
•
a $6.3 million decrease in depreciation and amortization.

Net Loss

Net loss for the nine-month period ended September 30, 2023 was $108.8 million, as compared to net loss of $424.3 million for the nine-month period ended October 1, 2022. The $315.5 million decrease in net loss was primarily driven by the following:

•
the previously discussed $416.6 million increase in operating income; offset by
•
a $39.9 million increase in interest expense, net of interest income; and
•
an aggregate $59.4 million decrease in valuation gains on interest rate derivatives, net of increases in net settlements received from interest rate derivative counterparties over the comparable year to date periods.

Revenue

Revenue was $1,416.4 million for the nine-month period ended September 30, 2023, as compared to $1,336.5 million for the nine-month period ended October 1, 2022, an increase of $79.9 million, or 6.0%. This increase resulted from the following segment activity:

•
an $81.5 million, or 7.7%, increase in PDS revenue;
•
a $13.3 million, or 7.5%, decrease in HHH revenue; and
•
an $11.7 million, or 11.1%, increase in MS revenue.

Our PDS segment revenue growth of $81.5 million, or 7.7%, for the nine-month period ended September 30, 2023 was attributable to a 3.0% increase in volume and a 4.7% increase in revenue rate. The 3.0% increase in volume was primarily attributable to growth in demand for non-clinical services.

The 4.7% increase in PDS revenue rate for the nine-month period ended September 30, 2023, as compared to the nine-month period ended October 1, 2022, resulted primarily from reimbursement rate increases issued by various state Medicaid programs and Managed Medicaid payers.

Our HHH segment revenue decline of $13.3 million, or 7.5%, for the nine-month period ended September 30, 2023 resulted primarily from a decline in volumes over the comparable period.

The $11.7 million, or 11.1%, increase in MS segment revenue for the nine-month period ended September 30, 2023, as compared to the nine-month period ended October 1, 2022, was attributable to volume growth of 8.9% combined with a 2.2% increase in revenue rate over the comparable period.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $969.4 million for the nine-month period ended September 30, 2023, as compared to $912.0 million for the nine-month period ended October 1, 2022, an increase of $57.3 million, or 6.3%. This increase resulted from the following segment activity:

•
a $62.0 million, or 8.2%, increase in PDS cost of revenue;
•
a $11.7 million, or 11.9%, decrease in HHH cost of revenue; and
•
a $7.1 million, or 11.9%, increase in MS cost of revenue.

The 8.2% increase in PDS cost of revenue for the nine-month period ended September 30, 2023 resulted from the previously described 3.0% increase in PDS volume combined with a 5.2% increase in PDS cost of revenue rate. The 5.2% increase in cost of revenue rate primarily resulted from higher caregiver labor costs including pass-through of state reimbursement rate increases.

The 11.9% decrease in HHH cost of revenue for the nine-month period ended September 30, 2023 was driven primarily by a decline in HHH volumes, offset in part by increases in overall caregiver costs as a percentage of revenue.

The 11.9% increase in MS cost of revenue for the nine-month period ended September 30, 2023 was driven by the previously described 8.9% growth in MS volumes and a 3.0% increase in cost of revenue rate.

Gross Margin and Gross Margin Percentage

Gross margin was $447.0 million, or 31.6% of revenue, for the nine-month period ended September 30, 2023, as compared to $424.5 million, or 31.8% of revenue, for the nine-month period ended October 1, 2022. Gross margin increased $22.5 million, or 5.3%, from the comparable prior year quarter. The 0.2% decrease in gross margin percentage for the nine-month period ended September 30, 2023 resulted from the combined changes in our revenue rates and cost of revenue rates in each of our segments, which we refer to as the change in our spread rate, as follows:

•
a 3.5% increase in PDS spread rate from $10.41 to $10.77 driven by the 4.7% increase in PDS revenue rate, net of the 5.2% increase in PDS cost of revenue rate;
•
a 1.2% increase in MS spread rate from $189.70 to $191.88 driven by the 2.2% increase in MS revenue rate, net of the 3.0% increase in MS cost of revenue rate; and
•
our HHH segment, in which gross margin percentage increased by 2.6%.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $274.0 million, or 19.3% of revenue, for the nine-month period ended September 30, 2023, as compared to $267.3 million, or 20.0% of revenue, for the nine-month period ended October 1, 2022, an increase of $6.7 million, or 2.5%.

The 2.5% increase in branch and regional administrative expenses was lower than our 6.0% revenue growth for the nine-month period ended September 30, 2023, as compared to the nine-month period ended October 1, 2022, primarily due to lower integration costs in the current year, as the integration of the 2021 HHH Acquisitions was completed in the second half of 2022, and the positive effects of restructuring portions of our branch and regional operating structure. These factors have resulted in the overall 0.7% decrease in branch and regional administrative expenses as a percentage of revenue during the comparable nine-month periods.

Field Contribution and Field Contribution Margin

Field contribution was $173.0 million, or 12.2% of revenue, for the nine-month period ended September 30, 2023, as compared to $157.2 million, or 11.8% of revenue, for the nine-month period ended October 1, 2022. Field contribution increased $15.8 million, or 10.1%, for the nine-month period ended September 30, 2023, as compared to the nine-month period ended October 1, 2022. The 0.4% increase in Field contribution margin for the nine-month period ended September 30, 2023 resulted from the following:

•
the 0.2% decrease in gross margin percentage in the nine-month period ended September 30, 2023, as compared to the nine-month period ended October 1, 2022; and
•
a 0.7% decrease in branch and regional administrative expenses as a percentage of revenue in the nine-month period ended September 30, 2023, as compared to the nine-month period ended October 1, 2022.

Field contribution and Field contribution margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the nine-month periods ended September 30, 2023 and October 1, 2022 were as follows:

	For the nine-month periods ended
	September 30, 2023		October 1, 2022
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$1,416,368		$1,336,498
Corporate expense components:
Compensation and benefits	$46,642	3.3%	$49,070	3.7%
Non-cash share-based compensation	7,179	0.5%	10,607	0.8%
Professional services	13,275	0.9%	25,310	1.9%
Rent and facilities expense	9,282	0.7%	9,869	0.7%
Office and administrative	1,217	0.1%	2,749	0.2%
Other	7,140	0.5%	8,379	0.6%
Total corporate expenses	$84,735	6.0%	$105,984	7.9%

Corporate expenses were $84.7 million, or 6.0% of revenue, for the nine-month period ended September 30, 2023, as compared to $106.0 million, or 7.9% of revenue, for the nine-month period ended October 1, 2022. The $21.2 million, or 20.0%, decrease in corporate expenses resulted primarily from:

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

Goodwill Impairment

Goodwill impairment was $105.1 million for the nine-month period ended September 30, 2023. As a result of anticipated volume not being actualized to forecasted levels in the reporting unit within our HHH segment, primarily related to continued challenges in the labor markets, we recorded a $105.1 million non-cash goodwill impairment charge during the nine months ended September 30, 2023. We recorded a goodwill impairment of $470.2 million in the comparable period ended October 1, 2022. Please see Note 4 - Goodwill, to the interim unaudited consolidated financial statements, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Depreciation and Amortization

Depreciation and amortization was $10.5 million for the nine-month period ended September 30, 2023, as compared to $16.8 million for the nine-month period ended October 1, 2022, a decrease of $6.3 million, or 37.4%. The $6.3 million decrease primarily resulted from the absence of amortization charges associated with assets acquired in connection with the acquisition of Comfort Care and Accredited completed in the fourth quarter of 2021 which were amortized over a one year period.

Other Operating Income (Expense)

Other operating income was $6.6 million for the nine-month period ended September 30, 2023, as compared to other operating expense of $2.0 million for the nine-month period ended October 1, 2022, an increase of $8.5 million. The $8.5 million increase primarily resulted from a $5.1 million non-cash gain on the acquisition of certain business licenses and other net assets recorded during the third quarter of 2023 and a release of reserve of $3.6 million related to the settlement of a legal matter resulting from a 2020 acquisition.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $113.3 million for the nine-month period ended September 30, 2023, as compared to $73.4 million for the nine-month period ended October 1, 2022, an increase of $39.9 million, or 54.4%. The increase was primarily driven by significant increases in interest rates, largely because the Federal Reserve Board has significantly increased the U.S. federal funds rate since the beginning of 2022. See further analysis under Liquidity and Capital Resources below.

Other Income

Other income was $27.1 million for the nine-month period ended September 30, 2023, as compared to other income of $86.5 million for the nine-month period ended October 1, 2022, a decrease of $59.4 million. We realized a $87.1 million decrease in non-cash valuation gains on interest rate derivatives resulting from changes in market expectations of future interest rates as of the comparable quarter-end valuation dates; offset by an $27.8 million improvement in net settlements with interest rate derivative counterparties as interest rates increased compared to the prior year period. Details of other income included the following:

	For the nine-month periods ended
(dollars in thousands)	September 30, 2023	October 1, 2022
Valuation gain to state interest rate derivatives at fair value	$2,584	$89,634
Net settlements received from (paid to) interest rate derivative counterparties	24,279	(3,568)
Other	261	457
Total other income	$27,124	$86,523

Income Taxes

We incurred income tax expense of $1.4 million for the nine-month period ended September 30, 2023, as compared to income tax benefit of $0.4 million for the nine-month period ended October 1, 2022. This increase in tax expense was primarily driven by the changes in federal and state valuation allowances, and changes to federal and state current tax expense.

Non-GAAP Financial Measures

In addition to our results of operations prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which we have discussed above, we also evaluate our financial performance using EBITDA, Adjusted EBITDA, Field contribution and Field contribution margin.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP financial measures and are not intended to replace financial performance measures determined in accordance with U.S. GAAP, such as net (loss) income. Rather, we present EBITDA and Adjusted EBITDA as supplemental measures of our performance. We define EBITDA as net (loss) income before interest expense, net; income tax (expense) benefit; and depreciation and amortization. We define Adjusted EBITDA as EBITDA, adjusted for the impact of certain other items that are either non-recurring, infrequent, non-cash, unusual, or items deemed by management to not be indicative of the performance of our core operations, including impairments of goodwill, intangible assets, and other long-lived assets; non-cash, share-based compensation; loss on extinguishment of debt; fees related to debt modifications; the effect of interest rate derivatives; acquisition-related and integration costs; legal costs and settlements associated with acquisition matters; COVID-19 related costs; restructuring costs; other legal matters; other system transition costs, professional fees; and other costs including gains and losses on acquisitions and dispositions of certain businesses. As non-GAAP financial measures, our computations of EBITDA and Adjusted EBITDA may vary from similarly termed non-GAAP financial measures used by other companies, making comparisons with other companies on the basis of this measure impracticable.

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

The following table reconciles net (loss) income to EBITDA and Adjusted EBITDA for the periods indicated:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net (loss) income	$(102,389)	$24,298	$(108,788)	$(424,255)
Interest expense, net	39,549	28,298	113,304	73,376
Income tax expense (benefit)	631	(2,669)	1,387	(416)
Depreciation and amortization	2,962	4,917	10,494	16,774
EBITDA	(59,247)	54,844	16,397	(334,521)
Goodwill, intangible and other long-lived asset impairment	106,841	2,108	107,222	472,192
Non-cash share-based compensation	5,116	3,512	10,144	14,108
Interest rate derivatives (1)	(14,120)	(45,038)	(26,865)	(86,066)
Acquisition-related costs (2)	428	-	465	69
Integration costs (3)	497	3,266	1,732	16,493
Legal costs and settlements associated with acquisition matters (4)	346	876	(4,796)	3,385
COVID-related costs, net of reimbursement (5)	-	-	-	5,087
Restructuring (6)	985	2,149	5,733	2,149
Other legal matters (7)	-	-	(5,000)	-
Other system transition costs, professional fees and other (8)	(4,655)	3,030	(4,505)	6,768
Total adjustments (9)	$95,438	$(30,097)	$84,130	$434,185
Adjusted EBITDA	$36,191	$24,747	$100,527	$99,664

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
(3)
Represents (i) costs associated with our Integration Management Office, which focuses on our integration efforts and transformational projects such as systems conversions and implementations, material cost reduction and restructuring projects, among other things, of $0.3 million and $1.1 million for the three and nine-month periods ended September 30, 2023, respectively, and $0.6 million and $2.3 million for the three and nine-month periods ended October 1, 2022, respectively; and (ii) transitionary costs incurred to integrate acquired companies into our field and corporate operations of $0.2 million and $0.6 million for the three and nine-month periods ended September 30, 2023, respectively, and $2.7 million and $14.2 million for the three and nine-month periods ended October 1, 2022, respectively. Transitionary costs incurred to integrate acquired companies include IT consulting costs and related integration support costs; salary, severance and retention costs associated with duplicative acquired company personnel until such personnel are exited from the Company; accounting, legal and consulting costs; expenses and impairments related to the closure and consolidation of overlapping markets of acquired companies, including lease termination and relocation costs; costs associated with terminating legacy acquired company contracts and systems; and one-time costs associated with rebranding our acquired companies and locations to the Aveanna brand.
(4)
Represents legal and forensic costs, as well as settlements associated with resolving legal matters arising during or as a result of our acquisition-related activities. This primarily includes (i) costs of $0.0 million and $0.3 million for the three and nine-month periods ended September 30, 2023, respectively, and $0.8 million and $3.1 million for the three and nine-month periods ended October 1, 2022, respectively, to comply with the U.S. Department of Justice, Antitrust Division’s grand jury subpoena related to nurse wages and hiring activities in certain of our markets, in connection with a terminated transaction, and (ii) release of reserve of $3.6 million for the nine-month periods ended September 30, 2023, related to the settlement of a legal matter resulting from a 2020 acquisition.
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

(6)
Represents costs associated with restructuring our branch and regional administrative footprint as well as our corporate overhead infrastructure costs for the three and nine-month periods ended September 30, 2023, in order to appropriately size our resources to current volumes, including: (i) branch and regional salary and severance costs; (ii) corporate salary and severance costs; and (iii) rent and lease termination costs associated with the closure of certain office locations.
(7)
Represents adjustments to an accrued legal settlement and the related costs and expenses associated with a certain judgment rendered against the Company related to a civil litigation matter in Texas.
(8)
Represents (i) costs associated with the implementation of, and transition to, new electronic medical record systems, billing and collection systems, duplicative system costs while such transformational projects are in-process, and other system transition costs of $0.6 million and $1.3 million for the three and nine-month period ended September 30, 2023, respectively, and $2.2 million and $5.4 million for the three and nine-month periods ended October 1, 2022, respectively, there were no such costs incurred in the three-month period ended July 1, 2023, (ii) a $5.1 million non-cash gain on the acquisition of certain business licenses and other net assets in the three and nine-month periods ended September 30, 2023, there were no such gains recorded in any other periods, and (iii) other costs or (income) that are either non-cash or non-core to the Company’s ongoing operations of $(0.2) million and $(0.8) million for the three and nine-month periods ended September 30, 2023, respectively, and $0.8 million and $1.4 million for the three and nine-month periods ended October 1, 2022, respectively.
(9)
The table below reflects the increase or decrease, and aggregate impact, to the line items included in our consolidated statements of operations based upon the adjustments used in arriving at Adjusted EBITDA from EBITDA for the periods indicated:

	Impact to Adjusted EBITDA
	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenue	$-	$-	$-	$-
Cost of revenue, excluding depreciation and amortization	166	675	(4,512)	5,850
Branch and regional administrative expenses	2,765	3,947	6,129	7,512
Corporate expenses	4,445	8,299	10,629	35,117
Goodwill impairment	105,136	-	105,136	470,207
Acquisition-related costs	428	-	465	69
Other operating (income) expense	(5,090)	2,121	(8,735)	1,952
Other income	(12,412)	(45,139)	(24,982)	(86,522)
Total adjustments	$95,438	$(30,097)	$84,130	$434,185

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

The following table reconciles gross margin to Field contribution and Field contribution margin for the periods indicated:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Gross margin	$147,264	$134,583	$446,984	$424,452
Gross margin percentage	30.8%	30.4%	31.6%	31.8%
Branch and regional administrative expenses	91,004	89,542	273,967	267,283
Field contribution	$56,260	$45,041	$173,017	$157,169
Field contribution margin	11.8%	10.2%	12.2%	11.8%
Revenue	$478,010	$443,009	$1,416,368	$1,336,498

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

In March 2023, in connection with a $19.8 million legal judgment rendered against us, we posted an $18.4 million appellate bond with the court. The $18.4 million appellate bond was collateralized with $15.0 million of letters of credit and $3.4 million of cash collateral. In July 2023, we reached a confidential settlement agreement with the plaintiffs to release all claims and extinguish the aforementioned judgment in exchange for a settlement payment covered by our insurance policy. During the quarter ended September 30, 2023, we secured the return of the $15.0 million of letters of credit and $3.4 million of cash collateral.

In September 2023, in response to a $7.9 million arbitration award rendered against us in connection with a civil litigation matter, we promptly obtained a $9.1 million appellate bond with the trial court. The $9.1 million appellate bond was collateralized with letters of credit. While we intend to avail ourselves of all appellate options, the resolution of this matter could reduce the cash available to us for general working capital purposes.

In connection with a settlement agreement we entered into in March 2023 with the sellers of Epic/Freedom LLC and other defendants (collectively, the “Defendants”), we funded $6.8 million in April 2023 to an escrow account for the purposes of settling certain tax audits with the IRS, which are currently under appeal with the IRS. At such time as the audits are concluded, these escrowed funds will be used to satisfy any additional amounts due to the IRS or paid to the Seller. To the extent that any additional amounts due to the IRS exceed the escrowed funds, we as the taxpayer, will be required to fund such amounts, but we have contractual rights to reimbursement from the Defendants. We expect these tax matters to conclude in the fourth quarter of fiscal year 2023 or the first half of fiscal year 2024.

For additional information with respect to the foregoing litigation matters, please see "Litigation and Other Current Liabilities" set forth in Note 11 to our interim unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

At September 30, 2023 we had $48.3 million in cash on hand, $20.0 million available to us under our Securitization Facility and approximately $168.0 million of borrowing capacity under the Revolving Credit Facility. Available borrowing capacity under the Revolving Credit Facility is subject to a maintenance leverage covenant that becomes effective if more than 30% of the total commitment is utilized, subject to a $15.0 million carve-out for letters of credit. We believe that our operating cash flows, available cash on hand, and availability under our Securitization Facility and Revolving Credit Facility will be sufficient to meet our cash requirements for at least the next twelve months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments and future results of operations. We cannot assure you that cash provided by operating activities or cash and cash equivalents on hand will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.

Cash Flow Activity

The following table sets forth a summary of our cash flows from operating, investing, and financing activities for the nine-month periods presented:

	For the nine-month periods ended
(dollars in thousands)	September 30, 2023	October 1, 2022
Net cash provided by (used in) operating activities	$25,677	$(8,166)
Net cash used in investing activities	$(7,226)	$(22,092)
Net cash provided by financing activities	$10,626	$63,449

Operating Activities

The primary sources or uses of our operating cash flow are operating income or operating losses, as well as any other significant non-cash items such as depreciation, amortization and share-based compensation, and cash paid for interest. The timing of collections of accounts receivable and the payment of accounts payable, other accrued liabilities and accrued payroll can also impact and cause fluctuations in our operating cash flow. Cash used by operating activities increased by $33.8 million during the nine-month period ended September 30, 2023 compared to the nine-month period ended October 1, 2022, primarily due to:

•
the provision of cash associated with operating assets and liabilities over the comparable periods, including the timing of payroll and incentive settlements, the deferral of one month of interest under our term loans which we typically pay on a monthly basis, and a one-time deferral of cash payments under employee medical plans as we transitioned to a self-insured plan.

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

	October 1, 2022	December 31, 2022	April 1, 2023	July 1, 2023	September 30, 2023
Days Sales Outstanding	47.8	44.5	45.2	46.2	45.0

Investing Activities

Net cash used in investing activities was $7.2 million for the nine-month period ended September 30, 2023, as compared to $22.1 million for the nine-month period ended October 1, 2022. The primary driver of the $14.9 million decrease in cash used in the current period was the $11.7 million premium paid for an interest rate cap in February 2022.

Financing Activities

Net cash provided by financing activities decreased by $52.8 million, from $63.4 million net cash provided for the nine-month period ended October 1, 2022 to $10.6 million for the nine-month period ended September 30, 2023. The $52.8 million decrease was primarily attributable to:

•
a $14.0 million increase in cash inflows from settlements with interest rate swap counterparties over the comparable periods; offset by
•
a comparable decrease of $64.7 million in net borrowings under our Securitization Facility, Revolving Credit Facility and term loans over the comparable periods.

Indebtedness

We typically incur term loan indebtedness to finance our acquisitions, and we borrow under our Securitization Facility and Revolving Credit Facility from time to time for working capital purposes, as well as to finance acquisitions, as needed. The following table presents our current and long-term obligations under our credit facilities as of September 30, 2023 and October 1, 2022, as well as related interest expense for the nine-month periods ended September 30, 2023 and October 1, 2022, respectively:

	Current and Long-term			Interest Expense
(dollars in thousands)	Obligations			For the nine-month periods ended
Instrument	September 30, 2023	December 31, 2022	Interest Rate	September 30, 2023	October 1, 2022
2021 Extended Term Loan (1)(3)	$902,050	$908,950	S + 3.75%	$60,750	$38,237
Term Loan - Second Lien Term Loan (1)	415,000	415,000	S + 7.00%	38,055	25,388
Revolving Credit Facility (2)	-	-	S + 3.75%	667	716
Securitization Facility (4)	155,000	140,000	S + 3.50%	8,909	3,389
Amortization of debt issuance costs	-	-		3,983	5,221
Other	-	-		1,178	794
Total Indebtedness	$1,472,050	$1,463,950		$113,542	$73,745
Weighted Average Interest Rate (5)	10.0%	8.9%

(1)
Variable rate debt instruments which accrue interest at a rate equal to the SOFR rate, plus a CSA, (subject to a minimum of 0.50%), plus an applicable margin.
(2)
Variable rate debt instruments which accrue interest at a rate equal to the SOFR rate, plus a CSA, plus an applicable margin.
(3)
Interest associated with the 2021 Extended Term Loan includes interest expense and commitment fees of $5.9 million in the nine-month period ended October 1, 2022 related to the Delayed Draw Term Loan Facility ("DDTL"). The Company terminated the DDTL commitment in November 2022.
(4)
Variable rate debt instrument which accrues interest at a rate equal to the SOFR rate, plus a CSA, plus an applicable margin,
(5)
Represents the weighted average annualized interest rate based upon the outstanding balances at September 30, 2023 and October 1, 2022, respectively, and the applicate interest rates at that date.

We were in compliance with all financial covenants and restrictions related to existing credit facilities at September 30, 2023.

On February 9, 2022 we entered into a five-year, $880.0 million notional interest rate cap agreement with a cap rate of 3.0%. The cap agreement expires in February 2027 and provided that the counterparty would pay us the amount by which LIBOR exceeds 3.0% in a given measurement period. During the second quarter of 2023, the Company amended its interest rate cap agreements to provide that the counterparty will pay the Company the amount by which SOFR exceeds 2.96%.

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

Due to the phase-out of LIBOR, effective June 30, 2023, the benchmark interest rate under our senior secured credit facilities converted from LIBOR to SOFR, plus an applicable credit spread adjustment (“CSA”). Outstanding balances under our senior secured credit facilities bear interest at SOFR (including the applicable CSA), plus a margin. The margins under our senior secured credit facilities are unchanged as a result of the SOFR conversion.

On July 31, 2023, we amended our Securitization Facility to extend its maturity date from November 12, 2024 to July 31, 2026. The facility accrues interest at a rate equal to the SOFR rate, plus a CSA, plus an applicable margin.

Contractual Obligations

Our contractual obligations consist primarily of long-term debt obligations, interest payments, operating and financing leases. These contractual obligations impact our short-term and long-term liquidity and capital needs. As of September 30, 2023, there were no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Goodwill

We perform an impairment test for goodwill at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. We perform our annual goodwill impairment test on the first day of the fourth quarter of each fiscal year for each of our reporting units. Tests are performed more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The impairment test is a single-step process. The process requires us to estimate and compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, the goodwill is not considered impaired. To the extent a reporting unit’s carrying amount exceeds its fair value, the reporting unit’s goodwill is deemed impaired, and an impairment charge is recognized based on the excess of a reporting unit’s carrying amount over its fair value. The fair value of the reporting units is measured using Level 3 inputs such as operating cash flows and market data.

A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within our operating segments have similar economic characteristics, we aggregate the components of our operating segments into one reporting unit. Since quoted market prices for our reporting units are not available, we apply judgment in determining the fair value of these reporting units for purposes of performing the goodwill impairment test. For both interim and annual goodwill impairment tests, we engage a third-party valuation firm to assist management in calculating a reporting unit’s fair value, which is derived using an income approach or a combination of both income and market approaches. The income approach utilizes projected operating results and cash flows and includes significant assumptions such as revenue growth rates, projected EBITDA margins, and discount rates. The market approach compares reporting units’ earnings and revenue multiples to those of comparable public companies. Estimates of fair value may differ from actual results due to, among other things, economic conditions, changes to business models or changes in operating performance. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of all reporting units. Significant differences between these estimates and actual future performance could result in impairment in future fiscal periods.

We performed an interim impairment test during the third quarter of fiscal year 2023 primarily as a result of continued challenges in the labor markets which resulted in anticipated volume not being actualized to forecasted levels in the reporting unit within our HHH segment. While many of our reporting units have a carrying value that is consistent with its fair value due to impairment in five of our six reporting units recorded during the fourth quarter of 2022, our interim impairment test determined that the carrying value of the reporting unit within our HHH segment exceeded its respective fair value and we accordingly recorded an aggregate goodwill impairment charge of $105.1 million during the three-month period ended September 30, 2023.

We can provide no assurance that our goodwill will not become subject to impairment in any future period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our principal executive officer and principal accounting officer concluded that, as of September 30, 2023, such disclosure controls and procedures were not effective, solely as a result of a previously reported material weakness.

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

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, management is in the process of implementing its remediation plan. Our remediation efforts include: (i) implementation of a new revenue system; (ii) changes to our ITGCs in the areas of user access and program change-management for systems supporting all of the Company’s internal control processes to ensure that internal controls are designed and operating effectively; and (iii) training and educating the control owners on ITGC policies concerning the principles and requirements of each control, with a focus on those related to user access and change-management over IT systems impacting financial reporting. We believe that these actions will remediate the foregoing material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except for the actions intended to remediate the material weakness as described above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the three-month period ended September 30, 2023, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is included in “Part I – Item 1 - Note 11 – Commitments and Contingencies” and is incorporated by reference into this Part II, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2023, none of the directors or officers of the Company adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement", as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed or furnished herewith:

Exhibit Number	Description

10.1*

Third Amendment to the Receivables Financing Agreement, dated July 31, 2023, by and among Aveanna SPV I, LLC, as borrower, Aveanna Healthcare LLC, as initial servicer, PNC Bank, National Association, as administrative agent, and PNC Capital Markets LLC, as structuring agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on August 4, 2023 and incorporated herein by reference).

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

Aveanna Healthcare Holdings Inc.

Date: November 9, 2023	By:	/s/ Jeff Shaner
Jeff Shaner Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Deborah Stewart
Deborah Stewart
Chief Accounting Officer (Principal Accounting Officer)