Form 10-K
period 2023-12-30
Aveanna Healthcare Holdings, Inc.
filed 2024-03-14
CIK 1832332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price as quoted by the Nasdaq Capital Market on July 2, 2022 (the last business day of the registrant's most recently completed second fiscal quarter) was $104.3 million. For purposes of this determination shares beneficially owned by executive officers, directors and ten percent stockholders have been excluded, which does not represent an admission by the registrant as to the affiliate status of any such person.

As of March 8, 2024, the registrant had 192,378,711 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K. The 2024" Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 30, 2023.

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
•
the possibility that our business, financial condition and results of operations may be materially adversely affected by public health emergencies, such as a resurgence of the COVID-19 pandemic or other public health emergencies;
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

Additionally, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from

ii

those contained in any forward-looking statements we may make. Considering these risks, uncertainties and assumptions, the forward-looking statements contained in this Annual Report on Form 10-K might not prove to be accurate and you should not place undue reliance upon them or otherwise rely upon them as predictions of future events. All forward-looking statements made by us in this Annual Report on Form 10-K are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date made, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA.

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
•
Public Health Emergencies. Our business, financial condition and results of operations may be materially adversely affected by national pandemic events similar to the COVID-19 pandemic;
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

iii

PART I

Item 1. Business.

Background

Aveanna is a Delaware corporation and was incorporated on November 30, 2016, originally under the name BCPE Oasis Holdings Inc. Aveanna commenced operations in March 2017 in connection with the transformative merger of Epic Health Services Inc. and Pediatric Services of America, Inc. in March 2017 under the name BCPE Eagle Holdings Inc. On May 26, 2017, we changed our name to Aveanna Healthcare Holdings Inc. and commenced trading on the Nasdaq Stock Market on April 29, 2021. Our principal executive offices are located at 400 Interstate North Parkway, Suite 1600, Atlanta, Georgia and our phone number is (770) 441-1580. We maintain a website at www.aveanna.com. Information contained on, or accessible through, our website is not a part of and is not incorporated by reference into this Annual Report on Form 10-K.

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

Private Duty Nursing

We are the largest provider of PDN services in the United States. We provide a range of services for medically complex children and young adults with a wide variety of serious illnesses and conditions, including chronic respiratory failure requiring tracheostomy and/or mechanical ventilation, cerebral palsy, cystic fibrosis, congenital anomalies, failure to thrive and anoxic brain injuries. Our caregivers, a majority of whom are registered nurses and licensed practical nurses, monitor an individual’s condition, administer medications and treatment regimens, provide enteral and other forms of tube feeding, monitor and maintain ventilators, administer pain management treatments and coordinate other forms of medical care. The length of service for a patient under our care can be three or more years until the patient graduates from the need for a feeding tube, ventilator or tracheostomy. This affords us the distinct ability to improve outcomes and control costs. However, many of our highest acuity patients remain on our services for ten or more years. Our PDN services typically last four to 24 hours a day. Our services are provided by our nursing staff up to 24 hours a day, seven days a week, with multiple nurses dedicated to our highest need patients.

Our services typically commence upon a patient’s discharge from the newborn intensive care unit or pediatric intensive care unit. While we focus primarily on pediatric PDN services, we continue to provide PDN services to our patients as they mature into adulthood. The majority of adult PDN patients have aged out of eligibility for pediatric PDN through Medicaid and are typically eligible to receive continued PDN services under Medicaid waiver programs.

We also administer payer authorized respite care (a form of non-medical personal care) and related services primarily to patients with intellectual and developmental disabilities or special needs. In the non-clinical business, the family primarily recruits and supervises the care provider. We oversee the administration of payroll taxes, provide cardiopulmonary resuscitation training and/or first aid certification and U.S. Department of Justice clearance for the care provider. Our non-clinical business has had highly stable reimbursement historically allowing for durable, profitable growth. While our non-medical caregivers generally earn at or above the minimum wage, this has not historically been a source of risk to our margins, as our non-clinical reimbursement rates generally have mechanisms to adjust commensurate with state and local changes in applicable minimum wages.

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

Provider Partners

•
We help hospitals and health systems discharge some of their most sensitive, medically complex patients to their homes, with highly skilled and trained nurses.
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
•
We continuously engage in and pursue value-based care models to align interests and save costs for payers.

Our Platform

We believe that our platform differentiates us from our competitors and enables us to serve our stakeholders and grow rapidly in a range of home care end markets. Key elements of our platform include:

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

Our Systems, Processes and Technology

We have a corporate infrastructure with robust systems and processes in place designed to drive efficiency and support our future growth. We have invested significantly in our infrastructure and technology. Our frontline caregivers leverage our technology-enabled solutions, such as our remote care management tools that we deploy into patient homes to enhance data collection and the efficiency and quality of the caregiver experience, and our automated tools for patient scheduling, which seek to ensure appropriately trained nurses are scheduled for our most clinically complex patients. Our technology infrastructure includes cloud-based solutions that enable essential functions of our business to run more efficiently, including, from front to back: (i) Internet Collaborative Information Management Systems ("iCIMS") for sourcing, recruiting and onboarding; (ii) CellTrak EVV technology, as well as internally developed Aveanna Hope Devices with mobile connectivity installed in patient homes to capture care reporting; (iii) Netsmart myUnity, Homecare Homebase, and Brightree Cloud electronic medical records workflows for managing our specialized PDN, adult home health, and MS clinical workflows, respectively, (iv) GLS, Homecare Homebase and Brightree for revenue cycle management, and (v) Workday for core enterprise resource planning workflows around financial management, payroll and HR.

Our Acquisition Team and Integration Management Office (IMO)

We have a proven team of five people dedicated to sourcing, evaluating and executing on all aspects of our acquisition strategy, as well as transformational initiatives. Our IMO team has extensive integration experience with private duty services, home health businesses, and medical solutions, as well as deep functional experience in operations, consulting, finance, IT and administrative roles. We complement our internal team with a core group of third-party advisors with whom we have worked for decades. The experience and discipline the collective team brings to our acquisition strategy enables us to pursue and integrate multiple acquisitions simultaneously without disruption to our business or that of a target. We believe this is a truly differentiated capability relative to our home health peers.

Part of the success of our acquisition strategy is attributable to our proven playbook for bringing acquired companies onto our platform infrastructure, identifying and quickly capturing significant synergies to the overall enterprise and minimizing the risk of disruption to our underlying business. Our IMO is a key differentiator in this respect. Our IMO team consists of functional experts exclusively dedicated not only to integrating acquisitions quickly and efficiently, as well as overseeing transformational initiatives, such as systems conversions and implementations, material cost reduction and restructuring projects, among other things. Importantly, the IMO team begins developing a tailored integration plan for each acquisition we make early in the acquisition process, in parallel with our due diligence and prior to signing. This enables the IMO to launch an integration plan expeditiously once an acquisition is signed and maintain that momentum through and after closing. The IMO team coordinates seamlessly with our executive leadership through a steering committee-led governance structure that provides strategic direction and oversight for each acquisition. In partnership with our business teams, our IMO team oversees the integration of essential functional areas, including clinical operations, IT, revenue cycle, human resources, compliance and finance. The IMO team leverages technology to develop and measure progress against each integration plan. Significant emphasis is placed on clear, early and ongoing communication and rolling out the Aveanna culture to our newly acquired companies.

Our Competitive Strengths

Technology-Enabled Operating Platform and Corporate Infrastructure

The Aveanna platform was purpose-built to deliver high-quality clinical care efficiently. We have made significant investments in our technology and corporate infrastructure to build a scalable care delivery platform. Our technology platform includes multiple cloud applications for managing our business which enable and automate all of our mission critical business functions including caregiver recruiting, staffing, electronic health data capture, financial management, payroll, human resources management and billing and logistics. Our Aveanna Hope Devices and point-of-care technology that we have deployed to our frontline caregivers on tablets and mobile devices significantly improves caregiver efficiency and data collection. We believe our platform is a significant competitive advantage in the marketplace, driving superior operating performance and margins that enable us to reinvest in growth. We have made these investments in anticipation of the industry's move to value-based care and are well-positioned to take advantage of this opportunity.

Built to Scale Nationally across Private Duty Services, Adult Home Health and Hospice

Over the past five years, we believe we have built the largest private duty services business in the United States via acquisitions and organic growth. Over this period of time, we also built the corporate infrastructure and processes to expand seamlessly into adult home health and hospice. We have proven our ability to execute our model in multiple geographies with various payers across all three verticals. We have created a repeatable, data-driven playbook to expand our presence across the United States and made substantial investments to support each key component of our approach.

Acquirer of Choice with Proven Ability to Integrate Acquisitions and Realize Synergies

Our scaled, national platform in otherwise highly fragmented markets positions us as a clear acquirer of choice for smaller providers seeking to partner with a leading platform. Since 2017, we have completed and integrated seventeen acquisitions. Our IMO team has developed a proven playbook over long merger and acquisition careers to lead the quick and synergistic integration of our acquisitions. We derive synergies from a host of areas including staffing optimization, technology integration, cross-selling, reduction of overhead, rationalizing overlapping markets and other operational efficiencies that are supported by the differentiated investments we have made in our platform.

Scale Advantages Result in a Network Effect, Accelerating Growth

Our scale enables a virtuous cycle of network effects and competitive advantages to our business. First, our local market density creates a network effect where more nurses and higher quality of care translate into the ability to staff cases quickly and find the right match, which in turn, drives more referrals and higher branch profit. This creates a virtuous cycle of scale advantage where higher volumes for Aveanna enable more platform reinvestment, more capital for acquisitions and de novo expansions, and greater payer and referral preference, further driving volumes. These platform investments in turn allow us to develop and maintain advantaged capabilities, technology and infrastructure that create more value for our customers and reinforce our advantages vs. competitors. In particular, we believe that (1) our larger nursing panel and one stop shop service offering translate into higher referent satisfaction levels, higher win rates and more case volumes, (2) our advantaged nurse recruiting, training and staffing capability translate into higher case fill rates and a higher quality of care, (3) our large and sophisticated business development team translates into higher rates of referent penetration in local hospitals, (4) our robust experience with managing payer relations gives us the ability to have conversations with our Managed Care partners to create value-based care arrangements, (5) our stronger set of regional management leaders translates into better execution, and (6) our investments in technology drive efficiency and quality. These scale advantages reinforce our local market share and competitive advantage at every step.

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

Leverage Our Scale and Capabilities to Drive Value-Based Care Arrangements in Partnership with our Managed Care Organization Payer Partners

We believe that value-based care is the future of home health and have worked to equip ourselves to lead the transition. We believe that Aveanna is uniquely well-positioned to benefit from a shift towards value-based care by virtue of our scale. This allows us to care for a meaningful share of our payer partners’ eligible population, and the substantial investments we have made in our clinical training program, compliance protocols and technology infrastructure allow us to provide consistently high-quality care along with patient data and reporting directly from the home. We therefore see Aveanna as a natural “partner of choice” for payers as the industry moves towards value-based care arrangements. We see this transition as a way to improve our future revenue and profitability as we provide value to our partners and we share in savings we can generate for the healthcare system over the long term while also delivering improved patient outcomes.

Expand Private Duty Services Presence Through Acquisitions

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

Cross-Sell Enteral Services to Our PDN and Home Care Patient Base

We believe that Aveanna’s unique ability to bundle PDN and enteral nutrition services to our patients is both a significant differentiator for our customers as well as a continued growth opportunity. In particular, we believe that the bundling of these services provides families with not only a more convenient “one stop shop” but also a more responsive, tailored service experience due to the ability of Aveanna nurses to manage patients’ enteral shipments from the home. Today, we believe the majority of our PDN patients also receive enteral therapy, but the vast majority of these patients are served by other third-party enteral services providers, creating significant future cross-selling upside for our enteral business to continue to penetrate our PDN patient base.

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

The majority of the Company’s PDN patients are covered by either Medicaid fee-for service (“FFS”) or Medicaid MCOs. State legislatures or responsible state agencies determine Medicaid FFS reimbursement rates for PDN services. In states where traditional FFS Medicaid is the primary payer source for PDN services, there is no rate negotiation; providers simply must accept the rate offered by the state Medicaid system or choose not to accept Medicaid patients and/or be reimbursed by the state Medicaid system. In states that outsource some or all of the Medicaid administration to managed care, MCOs receive a per-member-per-month capitation payment from the state and then contract for reimbursement rates with each provider of services within the state. Contracts between MCOs and PDN providers generally express reimbursement rates as a percentage of the state’s FFS rate and those rates are negotiated between the MCO and the provider, with the rates largely based on state guidance and typically within a range of the applicable Medicaid rate.

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

Changes to our reimbursement rates tend to mirror wage inflation, supporting historically stable gross margins. The majority of our caregivers earn well above minimum wage and are not impacted by minimum wage increases.

Private Duty Services Reimbursement

The primary payers for our private duty services are state-based Medicaid programs and MCOs. Although traditional Medicaid eligibility is often determined by income or assets, private duty services patients typically qualify for Medicaid regardless of their family’s income because of their medical conditions. A federal law established in 1967, a component of which covers Early Periodic Screening, Diagnostic, and Treatment (“EPSDT”), requires that state Medicaid programs and Medicaid MCOs cover medically necessary services for children under 21. Many of our private duty services, including PDN, personal care services and physical, occupational and speech therapy, are all explicitly included under the EPSDT benefit. In addition to the federal mandate for coverage of these services, we believe our reimbursement is significantly more stable than other government reimbursed services because private duty nursing patients (many of whom are children with complex medical diagnosis) represent a medically fragile population supported by strong, active advocacy groups, and therefore funding for our services typically receives broad bi-partisan support in state legislatures and Congress. Moreover, state spending on private duty nursing is a small portion of total state Medicaid expenditures, and the home is widely recognized by payers as the lower cost alternative to inpatient care settings. As a result, funding for our services is unlikely to be targeted as a source of savings for states seeking to alleviate budget pressure.

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

Final payments may reflect base payment adjustments for case-mix and geographic wage differences and 2% sequestration reduction for episodes that began after March 31, 2013. In addition, final adjustments may reflect one of four retroactive adjustments to ensure the adequacy and effectiveness of the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than a threshold required to justify a full episodic payment; (c) a partial payment if the patient transferred to another provider or transferred from another provider before completing the episode; or (d) a Notice of Admission ("NOA") penalty if Medicare was not notified of a patient admission within five days of the start of care. Because such adjustments are determined upon the completion date of the episode, retroactive adjustments could impact our financial results. The base payment rate for Medicare home nursing was $2,010.69 per 30-day episode for the year ended December 30, 2023. The base payment rate does not take into consideration the 2% sequestration payment reduction mandated by the Budget Control Act of 2011.

Home health payment rates are updated annually by the home health market basket percentage as adjusted by Congress. The U.S. Department of Health and Human Services (“HHS”), Centers for Medicare & Medicaid Services (“CMS”) establishes the home health market basket index, which measures inflation in the prices of an appropriate mix of goods and services included in home health services.

The Medicare hospice benefit covers a broad set of palliative services for beneficiaries who have a life expectancy of six months or less, as determined by their physicians. Medicare pays hospices a daily rate for each day a beneficiary is enrolled in the hospice benefit. Each day of hospice benefit, a level of care is assigned based on one of four case types: routine home care, continuous home care, inpatient respite care and general inpatient care. For Medicare’s 2023 fiscal year, the base per diem hospice payment rate for each service were: $211.34 for each of the first 60 days of routine home care and $167.00 for every day thereafter; $1,522.04 for continuous home care; $492.10 for inpatient respite care; and $1,110.76 for general inpatient care. These payments are reduced by 2% in 2023 and 4% starting in 2024 for hospices that do not report specified quality data to CMS.

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

Medical Solutions (MS)

The medical solutions industry in which Aveanna operates is highly competitive, fragmented and market specific. Each local market has its own competitive blueprint, and there are few competitors with significant market share in all of the markets in which Aveanna operates. Aveanna competes with providers, privately and publicly held organizations, and not-for-profit organizations. There is continual competition from new entrants into Aveanna’s markets.

Aveanna’s Medicare MS business line could be impacted by the future Durable Medical Equipment, Prosthetics, Orthotics and Supplies (“DMEPOS”) competitive bid award that sets payment rates for DMEPOS items and services. The DMEPOS program provides Medicare reimbursement to suppliers of medical items, including, among such other things, enteral nutrition products and oxygen, for Medicare beneficiaries. The DMEPOS Competitive Bidding Program was mandated by Congress through the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The statute requires that Medicare replace the DMPEOS fee schedule payment methodology for selected DMEPOS items with a competitive bid process. Under the program, a competition among suppliers who operate in a particular competitive bidding area (“CBA”) is conducted. Suppliers are required to submit a bid for selected products. CMS announced that the next round of the DMEPOS Competitive Bidding Program will take place in 2024 after CMS implements changes regarding sustainable prices and preventing fraud, waste, and abuse. While Aveanna cannot predict the outcome of the DMEPOS Competitive Bidding Program on its MS business in the future, nor the Medicare payment rates that will be in effect in future years for the items subjected to competitive bidding, the program may materially adversely affect its financial condition and results of operations.

Home Health and Hospice Services (HHH)

The home health market is highly competitive and fragmented. According to the Medicare Payment Advisory Commission (“MedPac”), an independent agency that advises Congress on various Medicare issues, there were approximately 11,474 Medicare-certified home health agencies in the United States in 2021. Generally, competition in home health service and hospice markets comes from local and regional providers. These providers include facility- and hospital-based providers, visiting nurse associations and nurse registries. Aveanna competes based on the availability of personnel, the quality of services, expertise of visiting staff, and, in certain instances, the price of our services.

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

Accreditations

The Community Health Accreditation Program (the “CHAP”) and Accreditation Commission for Health Care (the “ACHC”) are nationwide commissions that establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of healthcare organizations. Currently, CHAP and ACHC accreditation of home health, home care, hospice and our MS division is voluntary. However, some managed care organizations use CHAP and ACHC accreditation as a credentialing standard for regional and state contracts. Aveanna has renewed its three year contract with CHAP and ACHC and has had a corporate survey. All locations are accredited and will undergo surveys over the next three years. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.

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

As of December 2023, sanctions within Stark Law include significant civil penalties including over $29,000 for each violation, over $199,000 for schemes to circumvent the Stark Law restrictions and up to $10,000 for each day an entity fails to report required information and exclusion from the federal healthcare programs. Violations of the Stark Law may also result in payment denials, false claim recoveries, civil monetary penalties, and/or federal program exclusion.

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

The American Recovery and Economic Reinvestment Act of 2009 (“ARRA”) increased the amount of civil monetary penalties that can be imposed for violations of HIPAA, and the amounts are updated annually for inflation. For 2023, penalties for HIPAA violations can range from $137 to $2.067 million per violation with a maximum fine of $2.067 million for identical violations during a calendar year. ARRA also authorized State Attorneys General to bring civil enforcement actions under HIPAA, and attorney generals are actively engaged in enforcement. These penalties could be in addition to other penalties assessed by a state for a breach which would be considered reportable under the state’s data breach notification laws.

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

Health care providers, including Home Health Agencies ("HHAs") and hospices, are also subject to a growing number of requirements intended to promote the interoperability and exchange of patient health information. On April 5, 2021, for example, health care providers and certain other entities became subject to information blocking restrictions pursuant to the 21st Century Cures Act that prohibit practices that may interfere with the access, exchange, or use of electronic health information, except as required by law or specified by HHS as a reasonable and necessary activity. Violations may result in penalties of up to $1.0 million per violation and/or other disincentives.

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

The federal government has used the FCA to cover Medicare, Medicaid and other governmental program fraud in areas such as violations of the federal Anti-Kickback Statute or the Stark Laws, coding errors, billing for services not provided and submitting false cost reports. The FCA has also been used to bring suit against people or entities that bill services at a higher reimbursement rate than is allowed and that bill for care that is not medically necessary. In addition to government enforcement, the FCA authorizes private citizens to bring qui tam or “whistleblower” lawsuits, greatly extending the number of actions under the FCA. The per-claim penalty range is between $13,946 and $27,894 (last updated 2024).

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

On May 31, 2018, CMS issued a notice indicating its intention to re-launch a home health agency PCR demonstration project. Now called the Review Choice Demonstration for Home Health Services (“RCD”), the revised demonstration gave home health agencies in the demonstration states 3 options: PCR of all claims, post-payment review of all claims, or minimal post-payment review with a 25% payment reduction for all home health services. Under the PCR and post-payment review options, provider claims are reviewed for every episode of care until the appropriate claim approval rate (90% based on a minimum of 10 pre-claim requests or claims submitted) is reached. Further, once the appropriate claim approval rate is reached, a provider can elect to opt-out of claim reviews except for a spot check of 5% of its claims to ensure continued compliance. The demonstration initially applies to home health agency providers in Florida, Illinois, North Carolina, Ohio and Texas, with the option to expand after 5 years to other states in the Medicare Administrative Contractor Jurisdiction M (Palmetto). On October 21, 2019, CMS announced that it would reschedule the next phase of its RCD to allow agencies time to transition to the Patient-Driven Groupings Model (“PDGM”). CMS announced that RCD implementation would resume on March 2, 2020 in Texas, followed by demonstrations in North Carolina and Florida on May 4, 2020. The choice selection period began on January 15, 2020 and ended on February 13, 2020 for home health agencies located in Texas. Following the close of the choice selection period, the demonstration was expected to begin in Texas on March 2, 2020, and all periods of care starting on or after this date would be subject to the requirements of the choice selected. However, on March 30, 2020, CMS announced a pause of certain claims processing requirements for the RCD in Illinois, Ohio, and Texas until the Public Health Emergency (“PHE”) for the COVID-19 pandemic ended. In addition, CMS announced that the demonstration would not begin in North Carolina and Florida on May 4, 2020, as previously scheduled. On July 7, 2020, CMS announced that CMS would discontinue exercising enforcement discretion RCD, beginning on August 3, 2020, regardless of the status of the PHE. CMS announced that the initial choice selection period would begin in North Carolina and Florida on August 3, 2020 and end on August 17, 2020, and that the choice selection period for Ohio’s second review cycle would also begin August 3, 2020 and end on August 17, 2020. On December 22, 2020, CMS delayed the initial choice selection period for Florida and North Carolina and announced that selection period would begin in Florida and North Carolina on March 31, 2021. CMS further delayed the initial choice selection period for Florida and North Carolina and began full implementation of RCD on September 1, 2021 for Florida and North Carolina. On April 1, 2022, CMS implemented the 25% payment reduction in North Carolina and Florida where applicable for providers who selected minimal post-payment review. Beginning December 1, 2023, CMS expanded the implementation of RCD to home health agencies operating in Oklahoma. CMS has the ability to expand RCD to additional states upon evidence of fraud, waste, or abuse in those states. The expansion of RCD to additional states where we operate could adversely affect our business.

Home Health Value-Based Purchasing

On January 1, 2016, CMS implemented the Home Health Value-Based Purchasing (“HHVBP”) model. The HHVBP model was designed to give Medicare-certified home health agencies incentives or penalties, through payment bonuses, to give higher quality and more efficient care. HHVBP was rolled out to nine pilot states: Arizona, Florida, Iowa, Maryland, Massachusetts, Nebraska, North Carolina, Tennessee and Washington, six of which Aveanna currently has home health operations. Payment adjustments were calculated based on performance in 20 measures which include current Quality of Patient Care and Patient Satisfaction star measures, as well as measures based on submission of data to a CMS web portal. Under the demonstration, home health agencies with higher performance received bonuses, while those with lower scores received lower payments relative to current levels. Home health agency performance was evaluated against separate improvement and attainment scores, with payment tied to the higher of these two scores. CMS used 2015 as the baseline year for performance, with 2016 as the first year for performance measurement. The first payment adjustment began January 1, 2018, based on 2016 performance data. Between 2018 and 2022, the payment adjustment varies (upward or downward) from 3% to 8%.

CMS ended the HHVBP demonstration on December 31, 2021. Starting on January 1, 2023, the Expanded HHVBP model became effective in all 50 states. Under this new model, CMS will use 2022 for all home health agencies that were certified prior to January 1, 2022 as the baseline year for performance, with 2023 as the first year for performance measurement. The first payment adjustment will begin January 1, 2025, based on 2023 performance data. Bonuses and penalties began in 2023 with the maximum of plus or minus 5%.

Home Health Payment Reform

On February 9, 2018, Congress passed the Bipartisan Budget Act of 2018 (“BBA of 2018”), which funded government operations, set two-year government spending limits and enacted a variety of healthcare related policies. Specific to home health, the BBA of 2018 provided for a targeted extension of the home health rural add-on payment, a reduction of the 2020 market basket update, modification of eligibility documentation requirements and reform to the Home Health Prospective Payment Systems (“HHPPS”). The HHPPS reform included the following parameters: for home health units of service beginning on January 1, 2020, a 30-day payment system applied; the transition to the 30-day payment system was to be budget neutral; and CMS was to conduct at least one Technical Expert Panel during 2018, prior to any notice and comment rulemaking process, related to the design of any new case-mix adjustment model.

The final home health agency regulations introduced by CMS (CMS-1689-FC) updated the Medicare HHPPS and finalized the implementation of an alternative case-mix adjustment methodology, PDGM, that became effective on January 1, 2020. The PDGM adjusted payments to home health agencies providing home health services under Medicare Fee-For-Service based on patient characteristics for 30-day periods of care and also eliminated the use of therapy visits in the determination of payments. While the changes were to be implemented in a budget neutral manner to the industry, the ultimate impact varied by provider based on factors including patient mix and admission source. Additionally, CMS made assumptions about behavioral changes which were finalized in the 2020 Final Rule released on October 31, 2019 (CMS-1711-FC). CMS assumed that home health agencies will change their documentation and coding practices and will put the highest paying diagnosis code as the principal diagnosis code in order to have a 30-day period be placed into a higher-paying clinical group. Initially, CMS proposed an 8.1% reduction in the base payment rate for a 30-day period of care to ensure overall budget neutrality in Medicare home health spending in 2020. In the 2021 Final Rule, CMS increased the base payment by 1.9%. Notably, CMS is required by the law to analyze data for CYs 2020-2026, retrospectively, to determine the impact of the difference between assumed and actual behavior changes and to make any such payment changes as are necessary to offset or supplement the adjustments based on anticipated behavior. Additionally, in an effort to eliminate fraud risks, CMS phased out requests for anticipated payments ("RAPs") for 2020 and fully eliminated RAPs for calendar year 2021. Since January 1, 2022, home health providers were required to submit a Notice of Admission (“NOA”) within five calendar days of the first 30-day period.

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

Our Training and Compliance Programs

The Company has established and continually maintains a comprehensive compliance program that is designed to help our employees meet or exceed applicable standards established by federal and state laws and regulations and industry practice. Our goal is to foster and maintain the highest standards of compliance, ethics, integrity, and professionalism in every aspect of our business dealings, and we utilize our compliance program to assist our employees toward achieving that goal.

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

Our compliance program includes, among other things:

•
drafting and revising the Company’s policies and procedures related to compliance and ethics issues;
•
reviewing, revising, and disseminating our Code of Conduct;
•
evaluating compliance with our policies and procedures, Code of Conduct and legal and regulatory requirements related to the Medicare and Medicaid programs and other government healthcare programs, laws and regulations;
•
providing training and education to all of our employees, officers, directors, contractors and other representatives and agents on our compliance program and potential compliance risks. These trainings include new-hire compliance training for all new employees, annual compliance training for all employees, sales compliance training to all members of our sales team, billing compliance training to all members of our billing and revenue cycle team and other job-specific and role-based compliance training of certain employees;
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
•
monitoring, responding to and overseeing the resolution of compliance issues and concerns raised through the various means of reporting, including our confidential and anonymous compliance hotline; and
•
taking appropriate corrective and disciplinary action when noncompliant or improper conduct is identified.

All employees are required to report incidents, issues or other concerns that they believe in good faith may be in violation of our Code of Conduct, our policies and procedures, applicable legal and regulatory requirements or the requirements of the Medicare and Medicaid programs and other government healthcare programs. We maintain a strong stance against intimidation of or retaliation against any employee that submits in good faith a report of a concern to our compliance department.

We believe we have best-in-class nurse training and compliance capabilities that differentiate our recruiting and retention of nurses as well as establish long-lasting relationships with referral sources and payers. Our robust compliance program is led by a seasoned and experienced Chief Compliance Officer who seeks to hold the Company’s employees to a consistent, high standard, with required compliance training and annual audits. Emblematic of our commitment to compliance, all members of our management team and Board of Directors are required to complete the same annual training as our employees. This is designed to ensure that the culture of compliance reaches the highest levels of management within our Company.

Our employees have been provided with a number of methods by which they can report concerns to the Company’s compliance department, including a confidential and anonymous compliance hotline. Our branch and nurse managers are held personally accountable for our compliance culture, and their incentive compensation is tied to a balanced scorecard that includes clinical quality as a key performance indicator. In addition, we continue to make significant investments in training for nurses and have increased the emphasis on clinical, training and compliance since 2017. The Company has developed a national nurse training program that is widely sought after as an educational investment by nurses. Our investments in compliance and training have resulted in a very strong track record of patient safety, with an average of less than one patient safety-related injury per 2 million hours of service provided from 2018 to date of this Annual Report on Form 10-K. We also enjoy strong satisfaction scores in patient surveys and benefit from a strong reputation with referral sources.

Human Capital

As of December 30, 2023, we employed approximately 3,500 full-time support staff personnel with the remainder of our 30,000 employees employed on a part-time, temporary, per-diem or full-time basis. All of our employees, with the exception of certain executives with employment agreements, work with us on an at-will basis and none are union members or subject to any collective bargaining agreements. Our employee engagement survey data, together with other key indicators that we monitor, demonstrate that we enjoy good relationships with our employees. Our human capital resources objectives center around employee engagement, fostering our culture, and leadership development. We maintain and grow our team utilizing proven practices and technologies that help us identify, hire, incentivize and retain our existing employees. We also employ an equity incentive plan to attract, retain, motivate, and reward certain employees and directors through the issuance of equity-based incentive compensation awards, provide for employee participation in our employee stock purchase plan on a discounted basis, as well as cash-based performance bonuses.

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

Our Diversity, Equity & Inclusion (“DEI”) Vision

Aveanna is a company where all employees of various cultures, walks of life, and abilities are valued. Each employee has an equal opportunity for growth and success; thereby increasing organizational capacity to achieve our mission of revolutionizing the way home care is delivered - one patient at a time - while preserving and cultivating our culture of corporate and social responsibility.

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

Annual DEI Leadership Summit. We annually convene senior department leaders for critical discussions about our DEI Strategic Initiative, accomplishment of goals, enterprise feedback and assessments, as well as focused discussions on activating the values of the organization.

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

Annual Enterprise-Wide Inclusion Sensitivity Training. We provide our employees programming, education and training on diversity, inclusion, and belonging. This training focuses on intentional inclusion, intersectionality and personal awareness to further support an inclusive, equitable workforce. Our goal for these training programs is to ensure all employees and stakeholders feel valued and supported.

Cultural Assessment/Employee Engagement Surveys. We utilize a robust cultural assessment (employee engagement) tool to track our progress in creating a more diverse, equitable and inclusive workplace over time and identify new opportunities in this space.

Employee Resource Groups. In an effort to foster an inclusive workplace and thereby increase employee engagement and cultivate a sense of connection and belonging, we currently have seven ERGs:

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

Our success depends on referrals from physicians, hospitals and other sources in the communities we serve and on our ability to maintain good relationships with existing referral sources. Our referral sources are not contractually obligated to refer patients to us and may refer their patients to other providers. In addition, our relationships with referral sources are subject to compliance with federal and state healthcare laws, such as the federal Anti-Kickback Statute, the federal Stark Law, and similar state laws. Our growth and profitability depend, in part, on our ability to establish and maintain close working relationships with these patient referral sources, comply with applicable laws with respect to such relationships, and to increase awareness and acceptance of the benefits of home health and hospice services by our referral sources and their patients. There can also be no assurance that other market participants will not attempt to steer patients to competing health services providers. Our loss of, or failure to maintain, existing relationships or our failure to develop new referral relationships could have a material adverse effect on our business.

Our business, financial condition and results of operations may be materially adversely affected by national public health emergencies including a resurgence of the COVID-19 pandemic, variants of the virus, or other public health emergencies.

The COVID-19 pandemic adversely impacted economic activity and conditions worldwide, including workforces, liquidity, capital markets, consumer behavior, supply chains and macroeconomic conditions. The surge in COVID-19 cases in 2021 attributable to the Delta and Omicron variants, as well as the effect of vaccine mandates, placed significant pressure on caregiver recruitment and retention. While the direct effects of the pandemic on our business have significantly lessened since the first quarter of fiscal year 2022 as a result of declining infection rates and the normalization of living with COVID-19 following the increase in accessibility to COVID-19 vaccines and antiviral treatments, there is no guarantee that we will be able to attract and retain qualified caregivers in quantities to meet existing demand for our services and return our organic patient volumes to pre-pandemic levels.

The PHE associated with COVID-19 expired in May 2023. The extent to which a future COVID-19 outbreak could impact our business and operating results in the future depends on future developments that are highly uncertain and cannot be accurately predicted. The impacts of any future public health emergencies on our results of operations may include: decreased demand for our services; lower volumes of our services provided, including due to lack of availability of caregivers in the workforce; interruptions in the provision of our services, including due to the interruption of the operations of our referral sources; increased costs of services in order to attract and retain qualified caregivers; increased costs necessary to comply with federal, state and local mandates and other regulations associated with any public health emergency; civil monetary penalties from CMS if we are unable to comply with vaccination requirements; and a reduction in our liquidity position, which may limit our ability to service our indebtedness and our future ability to incur additional indebtedness or financing. All of these possibilities could in the future have a material and adverse impact on our business, results of operations and financial condition.

The cost of healthcare is funded substantially by government and private insurance programs. If such funding is reduced or limited or no longer available, our business may be adversely impacted.

Third-party payers including Medicare, Medicaid and private health insurance payers provide substantially all funding for our home health and hospice services, and we cannot control reimbursement rates. During the past several years, third-party healthcare payers in the adult home care and hospice space, such as federal and state governments, insurance companies and employers, have undertaken cost containment initiatives. As part of the efforts, such payers increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk relating to paying for care provided, often in exchange for exclusive or preferred participation in their benefit plans. We expect efforts to impose greater discounts and more stringent cost controls by government and other third-party payers to continue, thereby reducing the payments we receive for our services. For example, the Medicaid Integrity Program is increasing the scrutiny placed on Medicaid payments and could result in recoupments of alleged overpayments. CMS conducts similar audits on Medicare payments which may also result in recoupments of alleged overpayments. These payer audits are conducted by CMS contractors, many of whom are incentivized based upon the dollar value of said recoupments, specifically Recovery Audit Contractor (“RAC”) and Supplemental Medical Review Contractor (“SMRC”) audits, as well as the Unified Program Integrity Contractors (“UPIC”) program and the Zone Program Integrity Contractor (“UPIC”) program audits. While most audits are conducted on a post payment basis, including RAC, ZPIC, UPIC, and SMRC audits, CMS also performs Targeted Probe and Educate (“TPE”) audits on all home health and hospice providers to help reduce provider billing errors and educate providers on appropriate billing practices. These audits occasionally result in recoupment of Medicare reimbursement. Similarly, private third-party payers may be successful in negotiating reduced reimbursement schedules for our services. Fixed fee schedules, capitation payment arrangements, exclusion from participation in or inability to reach agreements with private insurance organizations or government funded programs, reduction or elimination of payments or an increase in the payments at a rate that is less than the increase in our costs, or other factors affecting payments for healthcare services over which we have no control could have a material adverse effect on our business, prospects, results of operations and financial condition. Further, we cannot assure you that our services will be considered cost-effective by third-party payers, that reimbursement will continue to be available, or that changes to third-party payer reimbursement policies will not have a material adverse effect on our ability to sell our services on a profitable basis, if at all.

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

In June 2019, CMS implemented the Review Choice Demonstration ("RCD") Project for home health providers who submit claims to Palmetto GBA Medicare Administrative Contractor, specifically home health providers in Illinois, Ohio, Texas, North Carolina, and Florida. On September 1, 2021, CMS mandated participation for North Carolina and Florida providers. The Demonstration Project runs in six-month cycles until July 31, 2024, and is intended to reduce the number of Medicare appeals, and improve provider compliance with Medicare program requirements. Upon initiation of RCD or Cycle 1, HHAs had three initial choices; pre-claim review of 100% of claims; post-payment review; or minimal post-payment review with a 25% payment reduction. HHAs must have met a 90% target full provisional affirmation rate based on a minimum 10 requests/claims submitted to have successfully completed Cycle 1. For those HHAs who met the target affirmation rate and demonstrated compliance with certain Medicare rules, an additional review option of 5% Spot Check Review was available to choose for subsequent Cycles 2-6. Our home health business in the states of Florida and North Carolina are subject to the requirements of the RCD Project. These states recently finished Cycle 4-5 of the six total cycles and Cycle 6 began on January 1, 2024. If we do not comply with the requirements of the RCD Project we are at risk for significant advance payment or post-payment reviews and our reimbursement from the Medicare program could be delayed or reduced, thereby adversely impacting our results of operations, net income and cash flows. Additionally, states participating in the RCD Project are excluded from certain other CMS Audits referenced above.

The Consolidated Appropriations Act passed by Congress at the end of 2022 (also referred to as the “Omnibus Budget Bill”) contained several provisions that could impact our business. As to budget enforcement rules previously enacted by Congress, Section 1001 of the Omnibus Budget Bill waives Statutory Pay-As-You-Go (S-PAYGO) for two years through December 31, 2024. The S-PAYGO 4% mandatory sequestration of Medicare benefit payments that previously would have become effective on January 1, 2023 has now been delayed until January 1, 2025. Additionally, Section 4163 of the Omnibus Budget Bill extended the current Budget Control Act (BCA) mandatory sequestration of 2% of Medicare benefits through the first six (6) months of 2023 and revised the sequestration percentages for fiscal years 2030 through 2032 to 2%.

On November 13, 2023, CMS issued the Calendar Year (“CY”) 2024 Home Health Prospective Payment System Rate Update and Home Infusion Therapy Services Payment Update Final Rule which became effective on January 1, 2024. Key provisions of the 2024 Final Rule include:

•
The CY 2024 30-day base payment rate under PDGM was reduced by 1%.
•
CMS finalized its budget neutrality methodology for making permanent behavioral adjustments.
o
The permanent behavioral adjustment (reduction) of 5.78% to home health payments.
o
Half of the permanent behavioral adjustment (reduction), 2.89%, is applied to the 30-day base payment rate beginning on January 1, 2024.
•
The annual market basket update was an increase of 3.3% to the CY 2024 30-day base payment rate.

While we will make every effort to mitigate the impact of behavioral adjustments in 2024, we cannot assure you that implementation and application of the remaining 2.89% behavioral adjustment (reduction) beginning on January 1, 2024 will not have a material adverse effect on our business.

The implementation of alternative payment models and the transition of Medicaid and Medicare beneficiaries to managed care organizations may limit our market share and could adversely affect our revenues.

The healthcare industry in general is facing uncertainty associated with the efforts to identify and implement alternative delivery payment models and workable coordinated care. Many government and commercial payers are transitioning providers to alternative payment models that are designed to promote cost-efficiency, quality and coordination of care. For example, accountable care organizations (“ACOs”) incentivize hospitals, physician groups, and other providers to organize and coordinate patient care while reducing unnecessary costs. Conceptually, ACOs receive a portion of any savings generated above a certain threshold from care coordination as long as benchmarks for the quality of care are maintained. Providers are then paid based on the overall value and quality (as determined by outcomes) of the services they provide to a patient rather than the number of services they provide. Pursuant to the ACA, CMS has established several separate ACO programs, the largest of which is the Medicare Shared Savings Program (“MSSP”). CMS established the MSSP to facilitate coordination and cooperation among providers to improve the quality of care for Medicare fee-for-service beneficiaries and to reduce costs. Eligible providers, hospitals and suppliers may participate in the MSSP by creating, participating in or contracting with an ACO. The ACO rules adopted by CMS are extremely complex and remain subject to further refinement by CMS. According to CMS, 480 MSSP ACOs served over 13 million patients as of January 1, 2024. Beginning on January 1, 2023, CMS transitioned to the Accountable Care Organization Realizing Equity, Access and Community Health (“REACH”) Model, requiring ACO participants to meet several provisions on promoting health equity, including the creation of a health equity plan. If we are not included in these programs, or if ACOs establish programs that overlap with our services, we are at risk for losing market share, including a loss of our current business. Other alternative payment models may be presented by the government and commercial payers to control costs that subject our company to financial risk. Broad-based implementation of a new delivery payment model would represent a significant transformation for us and the healthcare industry generally. The development of new delivery and payment systems will almost certainly take significant time and expense. We cannot predict at this time what effect alternative payment models may have on our company.

We may be similarly impacted by increased enrollment of Medicare and Medicaid beneficiaries in managed care plans, shifting away from traditional fee-for-service models. Under a managed Medicare plan, also known as Medicare Advantage, the federal government contracts with private health insurers to provide Medicare benefits and the insurers may choose to offer supplemental benefits. Approximately 51% of all Medicare beneficiaries were enrolled in a Medicare Advantage plan in 2023, a figure that continues to grow. Beginning in 2019, CMS allowed Medicare Advantage plans to offer certain personal care services as a supplemental benefit. Enrollment in managed Medicaid plans is also growing, as states are increasingly relying on managed care organizations to deliver Medicaid program services as a strategy to control costs and manage resources. We cannot assure you that we will be successful in our efforts to be included in managed plan networks, that we will be able to secure favorable contracts with all or some of the managed care organizations, that our reimbursement under these programs will remain at current levels, that the authorizations for services will remain at current levels or that our profitability will remain at levels consistent with past performance. We may also face increased competition for managed care contracts as a result of state regulation and limitations. In addition, operational processes may not be well-defined as a state transitions Medicaid recipients to managed care. For example, membership, new referrals and the related authorization for services to be provided may be delayed, which may result in delays in service delivery to consumers or in payment for services rendered. Difficulties with operational processes associated with new managed care contracts may negatively affect our revenue growth rates, cash flow and profitability for services provided.

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

We collect, store, use, retain, disclose, transfer and otherwise process a significant amount of confidential, sensitive and personal information from and about our actual and potential patients and our employees, including tax information, patient health information and payroll data. In addition to internal resources, we rely on third-party service providers in providing our services, including to provide continual maintenance and enhancements and security of any protected data. Such third-party service providers have access to confidential, sensitive and personal information about our patients and employees, and some of these service providers in turn subcontract with other third-party service providers. Through contractual provisions, review from our cybersecurity team, our Vulnerability Management Framework, and third-party risk management processes, we take steps to require that our service providers, and their subcontractors, protect our confidential, sensitive and personal information. However, due to the size and complexity of our technology platform and services, the amount of confidential, sensitive and personal information that we store and the number of patients, employees and third-party service providers with access to confidential, sensitive and personal information, we are potentially vulnerable to a variety of intentional and inadvertent cybersecurity attacks and other security-related incidents and threats, which could result in a material adverse effect on our business, financial position, results of operations and liquidity.

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

We have implemented policy, procedural, technical, physical and administrative controls with the aim of protecting our networks, applications, bank accounts, and the confidential, sensitive and personal information entrusted to us from such threats. Specifically, we have cybersecurity management processes, independent of enterprise risk management, which adhere to an internally developed Intelligence Policy and a Vulnerability Management Framework, and in accordance therewith we have installed privacy protection systems and devices on our network and point of care tablets in an attempt to prevent unauthorized access to information in our database. In addition, a dedicated Assistant Vice President of Cybersecurity, who reports to the Chief Information Officer, has been tasked with managing the Company’s cybersecurity program and related policies, under ultimate oversight by the Audit Committee of the Board of Directors. However, given the unpredictability of the timing, nature and scope of cybersecurity attacks and other security-related incidents, our technology may fail to adequately secure the confidential health information and personally identifiable information we maintain in our databases and there can be no assurance that our data and cybersecurity risk management infrastructure or any security procedures and controls that our service providers have implemented will be sufficient to prevent such incidents from occurring. Furthermore, because the methods of attack and deception change frequently, are increasingly complex and sophisticated, and can originate from a wide variety of sources, including third parties such as service providers and even nation-state actors, it is possible that we may not be able to anticipate, detect, appropriately react and respond to, or implement effective preventative measures against, all cybersecurity attacks and other security-related incidents. As a result, our business, financial condition, results of operations and liquidity could be materially and adversely affected.

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

We may be required to expend significant capital and other resources to protect against the threat of cybersecurity attacks and security breaches or to alleviate problems caused by breaches, including unauthorized access to patient data and personally identifiable information stored in our information systems, the introduction of computer viruses or other malicious software programs to our systems, cybersecurity attacks, email phishing schemes, network disruption, denial of service attacks, malware and ransomware. A cybersecurity attack or other incident that bypasses our, our patients’ or third-party service providers’ information system’s security, or the information system’s security of vendors or counterparties to our patients’ or third-party service providers, could cause a security breach that may lead to a material disruption to our information systems infrastructure or business and may involve a significant loss of business or patient health information and other confidential, sensitive or personal information. If a cybersecurity attack or other unauthorized attempt to access our systems or facilities, or those of our patients or third-party service providers, directly or indirectly, were to be successful, it could result in the theft, destruction, loss, misappropriation or release of confidential, sensitive or personal information or intellectual property, and could cause operational or business delays that may materially impact our ability to provide various healthcare services. Any successful cybersecurity attack or other unauthorized attempt to access our systems or facilities, or those of our patients or third-party service providers, also could result in negative publicity which could damage our reputation or brand with our patients, referral sources, payers or other third parties and could subject us to substantial sanctions, fines and damages and other additional civil and criminal penalties under HIPAA, the HITECH Act, the HIPAA Omnibus Rule (the “Omnibus Rule”) and other federal and state privacy laws, in addition to litigation with those affected.

We, our patients, and our third-party service providers have been the victims of these types of threats, attacks and security breaches in the past. On February 21, 2024, Change Healthcare, a subsidiary of UnitedHealth Group that acts as an intermediary for processing certain payment claims we submit through certain third-party revenue cycle management solutions for payors (“third-party vendors”), notified our third-party vendors of a cybersecurity incident. In response to the incident, both our third-party vendors and Change Healthcare severed the service connections between their respective systems. The Change Healthcare incident has not affected our operations, except our ability to submit payment claims through these particular third-party vendors. In the event the Change Healthcare service is not restored in a timely fashion, we may experience payment collection delays as we turn to alternative channels to submit certain claims. As of the date hereof, the incident has affected approximately sixteen business days of billings for certain claims and could, depending on when Change Healthcare restores its service or our full implementation of alternative claims submission arrangements, result in an increase in our patient accounts receivable balances and a decrease in our Net cash provided by (used in) operating activities for the first quarter of 2024. We expect to fund any increase in working capital resulting from the billing and payment disruption through cash on hand and draws on our Securitization Facility and Revolving Credit Facility. No security measures, procedures, technology or amount of preparation can provide guaranteed protection from these threats, or ensure that we, our patients and our third-party service providers will not be victims again in the future. Similar events, like the cyber-attack described above may occur again in the future.

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

Changes in payment methodologies by third-party payers could have a material adverse effect on our financial position, results of operations and cash flow. On November 1, 2023, CMS released its final rule for fiscal year 2024 (the “2024 HH Rule”). With respect to Medicare reimbursement rates, the 2024 HH Rule implements a home health payment increase of 0.8%. This reflects a market basket increase of 3.3% and an outlier payment increase of 0.4% offset by a productivity adjustment of -0.3% and a PDGM behavioral assumption adjustment of -5.78%. CMS projects the overall impact of the -5.78% adjustment to be -2.89% as the adjustment is only made to the 30-day payment rate and not Low Utilization Payment Adjustment (LUPA) rates. Any future significant changes in CMS reimbursement methodology, or future decreases in reimbursement rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are unable to provide consistently high quality of care, our business and consolidated financial condition, results of operations, and cash flows will be adversely impacted.

Providing quality patient care is fundamental to our business. We believe that hospitals, physicians and other referral sources refer patients to us in large part because of our reputation for delivering quality care. Clinical quality is becoming increasingly important within our industry. Effective October 2012, Medicare began to impose a financial penalty upon hospitals that have excessive rates of patient readmissions within 30 days from hospital discharge. We believe this regulation provides a competitive advantage to home health providers who can differentiate themselves based upon quality, particularly by achieving low patient acute care hospitalization readmission rates and by implementing disease management programs designed to be responsive to the needs of patients served by referring hospitals. We are focused intently upon improving our patient outcomes, particularly our patient acute care hospitalization readmission rates. If we should fail to attain our goals regarding acute care hospitalization readmission rates and other quality metrics, we expect our ability to generate referrals would be adversely impacted, which could have a material adverse effect upon our business and consolidated financial condition, results of operations and cash flows. Additionally, Medicare has established consumer-facing websites, Home Health Compare and Hospice Compare, that present data regarding our performance on certain quality measures compared to state and national averages. If we should fail to achieve or exceed these averages, it may affect our ability to generate referrals, which could have a material adverse effect upon our business and consolidated financial condition, results of operations, and cash flows.

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

Additionally, CMS initiated the Value Based Purchasing Demonstration (VBP) Project for nine states, including Arizona, Florida, Iowa, Massachusetts, Maryland, Nebraska, North Carolina, Tennessee, and Washington in 2016 for the purpose of using Medicare data to provide greater transparency on quality in order to deliver care based on value over volume. Data is pulled from OASIS, Medicare claims data and patient satisfaction scores. The Demonstration Project ended in December 2022 and effective January 1, 2023, CMS expanded VBP nationally to all providers. HHA performance in 2024 will determine payments in 2026.

Our hospice operations are subject to annual Medicare caps. If any of our hospice providers exceeds such caps, our business and consolidated financial condition, results of operations, and cash flows could be materially adversely affected.

Medicare payments to a hospice are subject to an inpatient cap amount and an overall payment cap amount, which are calculated and published by CMS on an annual basis covering the period from November 1 through October 31. If payments received under any of our hospice operations exceeds any of these caps, we may be required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business and consolidated financial condition, results of operations, and cash flows.

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

If the demand for home health and/or hospice services continues to exceed the supply of available and qualified personnel, we and our competitors may be forced to offer higher compensation and other benefits to attract and retain them. Since the COVID-19 pandemic in 2020, we experienced increased caregiver recruitment and retention costs, including hiring and retention incentives, as well as higher base compensation rates as we passed reimbursement rate increases from our payers through to our caregivers. While the impacts on us of the COVID-19 pandemic began to subside in the second quarter of fiscal year 2022, the labor markets remained challenging as a result of both shortages in workforce and inflationary wage pressures, which have constrained our ability to recruit and retain caregivers to meet patient demand. For example, recruitment of qualified caregivers in our private duty services businesses is highly competitive. The majority of our HHH and PDN caregivers are LPN and we compete for this labor pool both with competitors in our private duty services industry as well as other healthcare organizations outside our industry, to include hospitals. Hospitals and other healthcare providers have expanded LPN utilization in their labor pools. Even if we were to offer higher compensation and other benefits, there can be no assurance that these individuals will choose to join or continue to work for us. In addition, if we expand our operations into geographic areas where healthcare providers historically have been unionized, or if any of our employees become unionized, being subject to a collective bargaining agreement may have a negative impact on our ability to timely and successfully recruit qualified personnel and may increase our operating costs. We currently have no union employees, so an increase in labor union activity could have a significant impact on our labor costs. Furthermore, the competitive market for this labor force has created turnover as many seek to take advantage of the supply of available positions, each offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the turnover rates may cause added pressure on our operating results. If our labor costs continue to increase, we may not experience reimbursement rate or pricing increases to offset these additional costs. Our ability to pass along increased labor costs is limited, which could significantly affect our business and consolidated financial condition, results of operations, and cash flows.

Any economic downturn, deepening of an economic downturn or federal and state budget pressures may result in a reduction in payments and covered services.

While we believe that our services are not typically sensitive to general declines in the federal and state economies, the erosion in the tax base caused by a general economic downturn can cause restrictions on the federal and state governments’ abilities to obtain financing and a decline in spending. In the wake of the 2008 economic recession, most states faced unprecedented declines in tax revenues and, as a result, record budget gaps. If the economy were to contract into a recession (for example, as a result of a public health emergency, inflation or as a result of the recent significant increase in prevailing interest rates), our government payers or other counterparties that owe us money could be delayed in obtaining, or may not be able to obtain, necessary funding and/or financing to meet their cash flow needs. As a result, we may face increased pricing pressure, termination of contracts, reimbursement rate cuts or reimbursement delays from Medicare and Medicaid and other governmental payers, which could adversely impact our business and consolidated financial condition, results of operations, and cash flows.

Adverse developments in the United States could lead to a reduction in federal government expenditures, including governmentally funded programs in which we participate, such as Medicare and Medicaid. In addition, if at any time the federal government is not able to meet its debt payments unless the federal debt ceiling is raised, and legislation increasing the debt ceiling is not enacted, the federal government may stop or delay making payments on its obligations, including funding for Medicare and Medicaid. Failure of the federal government to make payments under these programs could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Further, any failure by the U.S. Congress to complete the federal budget process and fund government operations may result in a federal government shutdown, potentially causing us to incur substantial costs without reimbursement under Medicare and/or Medicaid, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. As an example, the failure of the 2011 Joint Select Committee to meet its Deficit Reduction goal resulted in an automatic reduction in certain Medicare home health payments. Medicaid outlays may also be significantly affected by state budget pressures, and we can expect continuing cost containment pressures on Medicaid outlays for our services. In addition, sustained unfavorable economic conditions may affect the number of patients enrolled in managed care programs and the profitability of managed care companies, which could result in reduced payment rates and could have a material adverse effect on our business and consolidated financial condition, results of operations, and cash flows.

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

Though we have taken steps to protect the safety and security of our information systems and the patient health information and other data maintained within those systems, there can be no assurance that our safety and security measures and disaster recovery plan (and those of our third-party service providers) will prevent damage to, or interruption or breach of, our information systems and operations. See also “—Failure to maintain the security and functionality of our information systems, or to defend against or otherwise prevent a cybersecurity attack or breach, could adversely affect our business, financial position, results of operations and liquidity.” Our IT and information systems may fail to operate properly (for example, by capturing patient data erroneously) or become disabled as a result of events that are beyond our control. For example, our information systems are vulnerable to damage or interruption from fire, flood, earthquake, terrorist attacks, natural disasters, power loss, telecommunications failure, break-ins, attacks from malicious third parties, improper operation, computer viruses, unauthorized entry, data loss, cybersecurity attacks, acts or war and similar events. Some of our systems are not fully redundant, and our disaster recovery planning may not be sufficient for all eventualities. Additionally, because the techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. Any such failure of IT and information systems could adversely affect our reputation, our ability to effect transactions and service customers and merchants, disrupt our business or result in the misuse of patient or patient data, financial loss or liability to our patients, the loss of a supplier or regulatory intervention or reputational damage. Problems with, or the failure of, our technology and systems or any system upgrades or programming changes associated with such technology and systems could have a material adverse effect on data capture, medical documentation, billing, collections, assessment of internal controls and management and reporting capabilities, as well as on our business, financial position, results of operations and liquidity.

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

We believe we have all the necessary licenses from third parties to use technology and software that we do not own. A third-party could, however, allege that we are infringing its rights, which may deter our ability to obtain licenses on commercially reasonable terms from the third-party, if at all, or cause the third-party to commence litigation against us. Our failure to obtain necessary license or other rights, or litigation or claims arising out of intellectual property matters, may harm or restrict our business. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Any such litigation or the failure to obtain any necessary licenses or other rights, could adversely impact our business, financial position, results of operations and liquidity.

We have substantial indebtedness, which will increase our vulnerability to general adverse economic and industry conditions and may limit our ability to pursue strategic alternatives and react to changes in our business and industry or pay dividends.

We have a substantial amount of indebtedness. As of December 30, 2023, we had $1,470 million principal amount outstanding under our Senior Secured Credit Facilities (as defined below) as well as our Securitization Facility (as defined below) with approximately $168.1 million borrowing capacity under our Revolving Credit Facility (as defined below) as well as our Securitization Facility (as defined below).

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

In addition, the Senior Secured Credit Facilities and Revolving Credit Facility contain customary restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Those covenants include restrictions on our ability to, among other things, incur additional indebtedness, incur liens, pay dividends and make other payments in respect of capital stock, make acquisitions, investments, loans and advances, transfer or sell assets and enter into certain transactions with our affiliates, and in certain circumstances, including if our Revolving Credit Facility becomes more than 30% utilized and we exceed our maintenance leverage covenant, restrict our access to borrowings under our Revolving Credit Facility. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt under the Senior Secured Credit Facilities. Our Securitization Facility contains certain restrictive covenants including a cash dominion provision which may limit our access to certain operating cash accounts in the event of default. Any such event of default or acceleration could have a material adverse effect on our business and consolidated financial condition, results of operations, and cash flows.

Furthermore, the terms of any future debt we may incur could have further additional restrictive covenants. We may not be able to maintain compliance with these covenants in the future, and in the event that we are not able to maintain compliance, we cannot assure you that we will be able to obtain waivers from the lenders or amend the covenants.

If we are unable to extend the maturity date of our debt facilities as needed on a long-term basis, this could have a material adverse effect on our business.

Our debt facilities will mature and the outstanding obligations thereunder will become due in forthcoming years. If we are unable to extend the maturity dates of our debt, this would result in outstanding balances becoming due and payable in full, which could have a material adverse effect on our business and consolidated financial condition, results of operations, and cash flows.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Our variable rate debt instruments are primarily indexed to the secured overnight financing rate (“SOFR”) and have a SOFR floor of 50 basis points. Our outstanding variable rate indebtedness at December 30, 2023 was $1,470 million. While we have interest caps and interest rate swap agreements currently in place that protect us from exposure to increases in SOFR above 2.96%, to the extent we incur variable rate debt in excess of aggregate notional amount of such instruments or are unable to obtain similar coverage following expiration of such instruments, we may be unable to mitigate our interest rate risk. The U.S. Federal Reserve Board significantly increased the federal funds rate in 2022 and 2023 to combat rising inflation in the United States, which has increased the borrowing costs on our variable rate debt and may increase the cost of any new debt we incur. Any further additional federal fund rate increases could in turn make our financing activities, including those related to our acquisition activity, more costly and limit our ability to refinance existing debt when it matures or pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. If interest rates continue to increase, our debt service obligations on our variable rate indebtedness would likewise increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease, which could have a material adverse effect on our overall financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness”.

We may not be able to identify, acquire, successfully integrate and obtain financing for strategic and accretive acquisitions.

We regularly evaluate opportunities to acquire other companies and have undertaken, and may in the future undertake, strategic and accretive acquisitions. To the extent our growth strategy includes strategic and accretive acquisitions, we cannot assure you that we will successfully identify suitable acquisition candidates, obtain financing for such acquisitions, if necessary, consummate such potential acquisitions or efficiently integrate any acquired entities or successfully expand into new markets as a result of our acquisitions. If we are unable to successfully execute on such a strategy in the future, our growth could be limited.

We believe that there are risks related to acquiring companies, including overpaying for acquisitions, losing key employees of acquired companies or legacy companies, failing to effectively integrate acquired companies, the assumption of liabilities and exposure to unforeseen liabilities of acquired branch, regional and corporate operations, and failing to achieve potential synergies or remove transition, integration or non-recurring costs. Historically, we have funded acquisitions primarily through our credit facilities, and there is no guarantee that we will be able to obtain financing for any future acquisition on favorable terms, if at all. Furthermore, in certain circumstances, we could be required to pay or be involved in disputes relating to termination fees or liquidated damages if an acquisition is not consummated. If we become obligated to pay a termination fee or liquidated damages, the payment could have a material adverse effect on our business and consolidated financial condition, results of operations, and cash flows.

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

We are a party to lawsuits, claims and governmental inquiries in the normal course of our business. See Note 13 – Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.

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

Our balance sheet includes a significant amount of goodwill and intangible assets. Goodwill and intangible assets, net, together accounted for approximately 71% of total assets on our balance sheet as of December 30, 2023. The impairment of a significant portion of these assets would negatively affect our financial condition or results of operations. We regularly evaluate whether events and circumstances have occurred indicating that any portion of our intangible assets and goodwill may not be recoverable. When factors indicate that intangible assets and goodwill should be evaluated for possible impairment, we may be required to reduce the carrying value of these assets. During fiscal year 2022, we performed an interim impairment assessment as of July 2, 2022. Based on that assessment, we determined the carrying value of five of our six reporting units across our three segments exceeded their respective fair values and accordingly recorded an aggregate goodwill impairment charge of $470.2 million during the three-month period ended July 2, 2022. During our annual goodwill impairment assessment during the fourth quarter of fiscal year 2022, we determined that the carrying value of five of our six reporting units across our three segments exceeded their respective fair values, and accordingly, recorded an aggregate goodwill impairment charge of $205.1 million during the three-month period ended December 31, 2022. During fiscal year 2023, we performed an interim impairment assessment as of September 30, 2023. We identified that the carrying value of the HHH reporting unit exceeded its estimated fair value. As such, we determined that the goodwill associated with the reporting unit was impaired and recorded an impairment charge, net of tax effect, of approximately $105.1 million to reduce goodwill associated with the reporting unit. No additional impairment was taken during our annual impairment assessment during the fourth quarter of fiscal year 2023. We cannot currently estimate the timing and amount of any future reductions in carrying value.

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

We believe that the majority of our patients are individuals with complex medical challenges, many of whom may be more vulnerable than the general public during a pandemic or other public health catastrophe. Our employees are also at greater risk of contracting contagious diseases due to their increased exposure to vulnerable patients. For example, if another pandemic were to occur, we could suffer significant losses to our consumer population or a reduction in the availability of our employees and, at a high cost, be required to hire replacements for affected workers. Enrollment for our services could experience sharp declines if families decide healthcare workers should not be brought into their homes during a health pandemic. Local, regional or national governments might limit or ban public interactions to halt or delay the spread of diseases causing business disruptions and the temporary closure of our centers. Accordingly, certain public health catastrophes could have a material adverse effect on our business and consolidated financial condition, results of operations, and cash flows.

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

We depend greatly on the efforts of our executive officers and other key employees to manage our operations. We believe future success will depend upon our ability to continue to attract, motivate and retain highly skilled managerial, sales and marketing, divisional, regional and agency director personnel. The loss or departure of any one of these executives or other key employees could have a material adverse effect on our business and consolidated financial condition, results of operations, and cash flows.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) and interest expense carryovers to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 30, 2023, we had $21.2 million of U.S. federal net operating loss carryforwards and $380.1 million of state and local net operating loss carryforwards. In addition, as of December 30, 2023, we had an interest expense carryover of $339.0 million for federal purposes and in some states. Our ability to utilize NOLs and our interest expense carryovers may be currently subject to limitations due to prior ownership changes. In addition, future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs or interest expense carryovers arising prior to such ownership change in the future. There is also a risk that due to statutory or regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have recorded a full valuation allowance against the deferred tax assets attributable to our federal and certain state NOLs and interest carryovers.

Unanticipated changes in tax law or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our consolidated results of operations, financial condition, and cash flows.

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

In addition, we may be subject to audits of our income, sales and other taxes by U.S. federal, state and local tax authorities. Outcomes from these audits could have an adverse effect on our consolidated results of operations, financial condition, and cash flows.

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

For hospice, the ACA required state Medicaid benefits for children to include hospice care with disease-modifying treatment. In addition, the ACA mandates the creation of a hospice quality reporting program, ensuring public reporting of hospice quality data. Hospices failing to submit quality data will incur a 2% reduction in hospice reimbursements for the following year. The ACA also requires a reduction in the market basket index, which beginning in 2013 is reduced by a productivity adjustment that fluctuates every year and an addition adjustment of 0.3%, reducing the Medicare hospice payment. These reductions in the market basket index came to an end in fiscal year 2021. For fiscal year 2024, CMS increased the hospice market basket rate by 3.3% and implemented a productivity adjustment of -0.2% resulting in a net hospice increase for fiscal year 2024 of 3.1%. For patients enrolled in hospice for more than six months, the ACA mandates a face-to-face visit with a physician or nurse practitioner to confirm continued need for hospice enrollment. Potential efforts in the U.S. Congress to repeal, amend, modify, or retract funding for various aspects of the ACA create additional uncertainty about the ultimate impact of the ACA on us and the healthcare industry.

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

Federal and state governments continue to pursue intensive enforcement policies resulting in a significant number of investigations, inspections, audits, citations of regulatory deficiencies, and other regulatory sanctions including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bans on Medicare and Medicaid payments for new admissions, and civil monetary penalties or criminal penalties. We expect audits under the CMS RAC program, the CMS TPE program, the UPIC program and other federal and state audits evaluating the medical necessity of services to further intensify the regulatory environment surrounding the healthcare industry as third-party firms engaged by CMS and others conduct extensive reviews of claims data and medical and other records to identify improper payments to healthcare providers under the Medicare and Medicaid programs. If we fail to comply with the extensive laws, regulations and prohibitions applicable to our businesses, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties, or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to investigations, audits or other enforcement actions related to these laws, regulations or prohibitions. Failure of our staff to satisfy applicable licensure requirements, or of our home health and hospice operations to satisfy applicable licensure and certification requirements could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of PHI. For example, various states, such as California, Massachusetts, and Washington have implemented privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of personally identifiable information, including PHI. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues and potentially exposing us to additional expense, adverse publicity and liability. We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. The U.S. Congress has considered, but not yet passed, several comprehensive federal data privacy bills over the past few years, such as the CONSENT Act, which was intended to be similar to the landmark 2018 European Union General Data Protection Regulation. We expect federal data privacy laws to continue to evolve.

At the state and local level, there is increased focus on regulating the collection, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive and personal information. In recent years, we have seen significant changes to data privacy regulations across the U.S., including the enactment of the CCPA, which went into effect on January 1, 2020. The CCPA creates new consumer rights, and corresponding obligations on covered businesses, relating to the access to, deletion of and sharing of personal information collected by covered businesses, including a consumer’s right to opt out of certain sales of the consumer's personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. It remains unclear how various provisions of the CCPA will be interpreted and enforced. Additionally, California voters approved a new privacy law, the California Privacy Rights Act (the “CPRA”), in the November 3, 2020 election. Beginning on January 1, 2023, the CPRA significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.

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

We are required to comply with all applicable federal, state and local laws and regulations relating to employment, including occupational safety and health requirements, wage and hour and other compensation requirements, employee benefits, providing leave and sick pay, employment insurance, proper classification of workers as employees or independent contractors, immigration and equal employment opportunity laws. These laws and regulations can vary significantly among jurisdictions and can be highly technical. Notably, we are subject to the California Labor Code pursuant to which plaintiffs have filed representative actions under the California Private Attorney General Act seeking statutory penalties for alleged violations related to calculation of overtime pay, errors in wage statements, and meal and rest break violations, among other things. Costs and expenses related to these requirements are a significant operating expense and may increase as a result of, among other things, changes in federal, state or local laws or regulations, or the interpretation thereof, requiring employers to provide specified benefits or rights to employees, increases in the minimum wage and local living wage ordinances, increases in the level of existing benefits or the lengthening of periods for which unemployment benefits are available. We may not be able to offset any increased costs and expenses. Furthermore, any failure to comply with these laws requirements, including even a seemingly minor infraction, can result in significant penalties which could harm our reputation and have a material adverse effect on our business. In addition, certain individuals and entities, known as excluded persons, are prohibited from receiving payment for their services rendered to Medicaid, Medicare and other federal and state healthcare program beneficiaries. If we inadvertently hire or contract with an excluded person, or if any of our current employees or contractors becomes an excluded person in the future without our knowledge, we may be subject to substantial civil penalties, including up to $20,000 for each item or service furnished by the excluded person to a federal or state healthcare program beneficiary, an assessment of up to three times the amount claimed and exclusion from the program. Because we employ an average of at least 50 full-time employees in a calendar year, we are required to offer a minimum level of health coverage for 95% of our full-time employees in 2024 or be subject to an annual penalty.

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

Because we qualify as a “controlled company” under the corporate governance rules for publicly listed companies, we are not required to have a majority of our Board of Directors be independent under the applicable rules of Nasdaq, nor are we required to have a compensation committee or a corporate governance and nominating committee comprised entirely of independent directors. Our Board of Directors is permitted to not be composed of a majority of independent directors. We currently rely on the exemption to the requirement that our director nominations be made, or recommended to our full Board of Directors, by our independent directors or by a nominations committee that consists entirely of independent directors. Should the interests of Bain Capital L.P. or J.H. Whitney Capital Partners (collectively, our “Sponsors”) or their respective affiliates (the “Sponsor Affiliates”), who collectively own 68.3% of our outstanding common stock, differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for publicly listed companies. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

Our Sponsors can significantly influence our business and affairs and may have conflicts of interest with us in the future.

The Sponsor Affiliates collectively own approximately 68.3% of our common stock. Our Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One or both of our Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as our Sponsors, or funds controlled by or associated with our Sponsors, continue to own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, our Sponsors will continue to be able to strongly influence us. Our Amended Charter provides that none of our Sponsors or any of their affiliates will have any duty to refrain from (i) engaging in a corporate opportunity in the same or similar lines of business in which we or our affiliates now engage or propose to engage or (ii) otherwise competing with us or our affiliates.

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

As of December 30, 2023, we did not maintain effective internal control over financial reporting attributable to an identified material weakness. We describe this material weakness in Part II, Item 9A, of this Annual Report on Form 10-K. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The material weakness will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period and management has concluded, through testing, that the related controls are operating effectively. As remediation has not yet been completed, the material weakness continued to exist with respect to our internal control over financial reporting as of December 30, 2023. If our remedial measures are insufficient to address the material weakness, or if one or more additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could, in turn, harm our reputation or otherwise cause a decline in investor confidence and in the market price of our stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Governance

Management’s Role Managing Risk

Aveanna’s cybersecurity program and related policies are managed by a dedicated Assistant Vice President (“AVP”) of Cybersecurity who reports to our Chief Information Officer (“CIO”). The AVP of Cybersecurity and his team is responsible for assessing, identifying and managing enterprise-wide cybersecurity needs. The AVP of Cybersecurity and his team monitor breach attempts and other cyber-related incidents, both directed at the Company and those impacting other industry participants, to identify new and emerging risks to be added to our Vulnerability Management Framework, which is discussed below.

The AVP of Cybersecurity works directly with the CIO to create and maintain cyber policies, standards, and processes that support the Company’s overall strategy and the current cyber environment. We believe our cybersecurity program and policies are aligned with industry standards and best practices, such as the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. The AVP of Cybersecurity and CIO are experienced technology and cybersecurity professionals, with over 10 and 20 years of experience in information security and technology, respectively. The AVP of Cybersecurity leads periodic meetings of our chartered Cybersecurity Steering Committee, which cover key cyber threats, policy changes, and project updates. The Cybersecurity Steering Committee includes our CIO, other executive-level leaders, and key members of management. Further, the Cybersecurity Steering Committee engages an external expert to prepare a formalized evaluation on the design of, and adherence to, the Company's current cybersecurity policies.

Board of Directors Oversight

The Audit Committee of the Board of Directors is tasked with providing oversight related to cybersecurity topics. At least quarterly, the Audit Committee receives a report of any cybersecurity incidents and other key monitoring metrics from a representative of the Cybersecurity Steering Committee. For each incident, the Audit Committee is briefed on the nature of the incident, points of vulnerability, scope of the incident, and the Company's response. The Audit Committee will then communicate cyber-related issues with the Board as needed. Our Board is currently reviewing our existing cybersecurity program and related policies, including, among other things, the Board’s role within our cybersecurity risk management infrastructure.

Risk Management and Strategy

Our cybersecurity management process is based on an internally developed Intelligence Policy and a Vulnerability Management Framework. Cybersecurity risk management is currently independent of enterprise risk management. Our Vulnerability Management Framework addresses discovery, risk rating, remediation timeliness required per risk, and obligations on reoccurring third-party security products. Risks that fall outside the required remediation timeline are documented on the risk register, which is discussed during periodic Cybersecurity Steering Committee meetings.

We have in place a Security and Privacy Incident Response Plan that specifies incident classifications, reporting requirements, and which person must respond to such incidents. In most cases, cybersecurity management is handled by employees of the Company as described above, though if an incident does occur, external counsel and experts related to impacted systems or data may be engaged to supplement the Company's response.

Existing third-party relationships are monitored on a risk-by-risk basis via the Vulnerability Management Framework. Before entering into new third-party provider agreements, third-party providers and related services are subject to scrutinization and a review from the AVP of Cybersecurity’s team.

We are constantly evolving our cybersecurity strategy and responses for new and emerging threats. As of the date of this Annual Report on Form 10-K, we have not encountered risks from cybersecurity threats with respect to our information systems that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations or financial position. For more information about the cybersecurity risks we face, see the risk factor entitled “Failure to maintain the security and functionality of our information systems, or to defend against or otherwise prevent a cybersecurity attack or breach, could adversely affect our business, financial position, results of operations and liquidity” described under “Risk Factors” contained in Item 1A of this Annual Report on Form 10-K.

Item 2. Properties.

Aveanna’s corporate headquarters is leased and is located at 400 Interstate North Parkway, Suite 1600, Atlanta, Georgia 30339. Aveanna also maintains approximately 300 leases for other offices and medical sites with various expiration terms from more than one year to over 10 years. Aveanna does not currently own any real estate.

Item 3. Legal Proceedings.

The information in response to this Item is included in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Securities Market Information

Our common stock is listed on the Nasdaq under the symbol “AVAH”.

Holders of Record

As of March 8, 2024, there were 33 stockholders of record for our common stock. We believe we have approximately 9,000 beneficial holders of our common stock.

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

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52-week or 53-week fiscal year. Our “fiscal year 2023” refers to the 52-week fiscal year ended on December 30, 2023. Our “fiscal year 2022” refers to the 52-week fiscal year ended on December 31, 2022. Our "fiscal year 2021" refers to the 52-week fiscal year ended on January 1, 2022.

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

The following table summarizes the revenues generated by each of our segments for the fiscal years ended December 30, 2023 and December 31, 2022:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the fiscal year ended December 30, 2023	$1,895,209	$1,518,811	$218,628	$157,770
Percentage of consolidated revenue		80%	12%	8%
For the fiscal year ended December 31, 2022	$1,787,645	$1,415,105	$232,584	$139,956
Percentage of consolidated revenue		79%	13%	8%

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

Recent Developments

HHS Proposed Rule: “Assuring Access to Medicaid Services”

On April 27, 2023, HHS introduced a proposed rule titled “Assuring Access to Medicaid Services.” The proposed rule has a stated goal of improving access to services for Medicaid beneficiaries. HHS has proposed that state Medicaid agencies provide assurances that a minimum of 80% of Medicaid payments for personal care and similar services be spent on compensation to direct care workers. The proposed rule would allow states four years to implement changes required by a final rule, with extended time specified for managed care delivery systems. The proposed rule was subject to comment, and HHS specifically requested comments on the 80% threshold, related definitions and the implementation period. The public comment period concluded on July 3, 2023. The ultimate impact of any final rule, which could be adverse for periods after implementation, but could also benefit our business by improving access to services, depends on the requirements set forth in any final rule.

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

Results of Operations

Fiscal Year Ended December 30, 2023 Compared to the Fiscal Year Ended December 31, 2022

The following table summarizes our consolidated results of operations for the fiscal years indicated:

	For the fiscal years ended
(dollars in thousands)	December 30, 2023	% of Revenue	December 31, 2022	% of Revenue	Change	% Change
Revenue	$1,895,209	100.0%	$1,787,645	100.0%	$107,564	6.0%
Cost of revenue, excluding depreciation and amortization	1,299,777	68.6%	1,234,418	69.1%	65,359	5.3%
Gross margin	$595,432	31.4%	$553,227	30.9%	$42,205	7.6%
Branch and regional administrative expenses	360,978	19.0%	357,230	20.0%	3,748	1.0%
Corporate expenses	113,034	6.0%	137,864	7.7%	(24,830)	-18.0%
Goodwill impairment	105,136	5.5%	675,346	37.8%	(570,210)	-84.4%
Depreciation and amortization	13,778	0.7%	21,313	1.2%	(7,535)	-35.4%
Acquisition-related costs	466	0.0%	99	0.0%	367	370.7%
Other operating (income) expense	(6,032)	-0.3%	3,651	0.2%	(9,683)	-265.2%
Operating income (loss)	$8,072	0.4%	$(642,276)	-35.9%	$650,348	101.3%
Interest expense, net	(152,919)		(107,041)		(45,878)	42.9%
Other income	5,851		85,503		(79,652)	-93.2%
Income tax benefit	4,472		1,780		2,692	151.2%
Net loss	$(134,524)		$(662,034)		$527,510	-79.7%

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the fiscal years indicated:

	For the fiscal years ended
(dollars in thousands)	December 30, 2023	December 31, 2022	Change	% Change
Revenue	$1,895,209	$1,787,645	$107,564	6.0%
Cost of revenue, excluding depreciation and amortization	1,299,777	1,234,418	65,359	5.3%
Gross margin	$595,432	$553,227	$42,205	7.6%
Gross margin percentage	31.4%	30.9%
Branch and regional administrative expenses	360,978	357,230	3,748	1.0%
Field contribution	$234,454	$195,997	$38,457	19.6%
Field contribution margin	12.4%	11.0%
Corporate expenses	$113,034	$137,864	$(24,830)	-18.0%
As a percentage of revenue	6.0%	7.7%
Operating income (loss)	$8,072	$(642,276)	$650,348	101.3%
As a percentage of revenue	0.4%	-35.9%

The following tables summarize our key performance measures by segment for the fiscal years indicated:

	PDS
	For the fiscal years ended
(dollars and hours in thousands)	December 30, 2023	December 31, 2022	Change	% Change
Revenue	$1,518,811	$1,415,105	$103,706	7.3%
Cost of revenue, excluding depreciation and amortization	1,095,091	1,022,640	72,451	7.1%
Gross margin	$423,720	$392,465	$31,255	8.0%
Gross margin percentage	27.9%	27.7%		0.2%	(4)
Hours	39,818	38,461	1,357	3.5%
Revenue rate	$38.14	$36.79	$1.35	3.8%	(1)
Cost of revenue rate	$27.50	$26.59	$0.91	3.6%	(2)
Spread rate	$10.64	$10.20	$0.44	4.5%	(3)

	HHH
	For the fiscal years ended
(dollars and admissions/episodes in thousands)	December 30, 2023	December 31, 2022	Change	% Change
Revenue	$218,628	$232,584	$(13,956)	-6.0%
Cost of revenue, excluding depreciation and amortization	113,762	130,721	(16,959)	-13.0%
Gross margin	$104,866	$101,863	$3,003	2.9%
Gross margin percentage	48.0%	43.8%		4.2%	(4)
Home health total admissions (5)	40.1	49.0	(8.9)	-18.2%
Home health episodic admissions (6)	28.6	30.2	(1.6)	-5.3%
Home health total episodes (7)	45.5	48.5	(3.0)	-6.2%
Home health revenue per completed episode (8)	$3,032	$2,987	$45	1.5%

	MS
	For the fiscal years ended
(dollars and UPS in thousands)	December 30, 2023	December 31, 2022	Change	% Change
Revenue	$157,770	$139,956	$17,814	12.7%
Cost of revenue, excluding depreciation and amortization	90,924	81,057	9,867	12.2%
Gross margin	$66,846	$58,899	$7,947	13.5%
Gross margin percentage	42.4%	42.1%		0.3%	(4)
Unique patients served (“UPS”)	348	320	28	8.8%
Revenue rate	$453.36	$437.36	$16.00	3.9%	(1)
Cost of revenue rate	$261.28	$253.30	$7.98	3.4%	(2)
Spread rate	$192.09	$184.06	$8.02	4.7%	(3)

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

Summary Operating Results

Operating Income (Loss)

Operating income was $8.1 million, or 0.4% of revenue, for the fiscal year ended December 30, 2023, as compared to an operating loss of $642.3 million, or 35.9% of revenue, for the fiscal year ended December 31, 2022.

The change in operating income for fiscal year 2023 primarily resulted from a decrease in non-cash impairment charges of $570.2 million and a $38.5 million, or 19.6%, increase in Field contribution as compared to fiscal year 2022. The $38.5 million increase in Field contribution resulted from a $107.6 million, or 6.0%, increase in consolidated revenue and a 1.4% improvement in Field contribution margin to 12.4% for fiscal year 2023 from 11.0% for fiscal year 2022. The primary drivers of our higher Field contribution margin over the comparable fiscal year period were an increase in our gross margin percentage from 30.9% to 31.4% and a 1.0% decrease in branch and regional administrative expense as a percentage of revenue to 19.0% for fiscal year 2023 from 20.0% for fiscal year 2022.

Net Loss

The $527.5 million decrease in net loss over the comparable fiscal year periods, was primarily driven by the following:

•
the previously discussed $650.3 million increase in operating income; and
•
a $2.7 million increase in income tax benefit; offset by
•
a $45.9 million increase in interest expense, net of interest income; and
•
an aggregate $79.7 million decrease in valuation gains on interest rate derivatives and increase in net settlements incurred with interest rate swap counterparties over the comparable periods.

Revenue

Revenue was $1,895.2 million for the fiscal year ended December 30, 2023 as compared to $1,787.6 million for the fiscal year ended December 31, 2022, an increase of $107.6 million, or 6.0%. This increase resulted from the following segment activity:

•
a $103.7 million, or 7.3% increase in PDS revenue;
•
a $14.0 million, or 6.0%, decrease in HHH revenue; and
•
a $17.8 million, or 12.7%, increase in MS revenue.

Our PDS segment revenue growth of $103.7 million, or 7.3%, for the fiscal year ended December 30, 2023 was attributable to an increase in revenue rate of 3.8% and an increase in volume of 3.5%. The increase in PDS volume on a year over year basis was attributable to growth in demand for non-clinical services. The 3.8% increase in PDS revenue rate for the fiscal year ended December 30, 2023, as compared to the fiscal year ended December 31, 2022, resulted from reimbursement rate increases issued by various state Medicaid programs and managed Medicaid payers.

Our HHH segment revenue decline of $14.0 million, or 6.0%, for the fiscal year ended December 30, 2023 resulted primarily from a decline in volumes over the comparable fiscal year period, partially offset by a shift in the composition of services provided toward episodic admissions.

Our MS segment revenue growth of $17.8 million, or 12.7%, for the fiscal year ended December 30, 2023, as compared to the fiscal year ended December 31, 2022, was attributable to 8.8% volume growth combined with an increase in revenue rate of 3.9% over the comparable period.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $1,299.8 million for the fiscal year ended December 30, 2023, as compared to $1,234.4 million for the fiscal year ended December 31, 2022, an increase of $65.4 million, or 5.3%. This increase resulted from the following segment activity:

•
a $72.5 million, or 7.1%, increase in PDS cost of revenue;
•
a $17.0 million, or 13.0%, decrease in HHH cost of revenue; and
•
a $9.9 million, or 12.2%, increase in MS cost of revenue.

The 7.1% increase in PDS cost of revenue for the fiscal year ended December 30, 2023 resulted from the previously described 3.5% increase in PDS volume for the fiscal year ended December 30, 2023 and a 3.6% increase in PDS cost of revenue rate. The 3.6% increase in cost of revenue rate primarily resulted from higher caregiver labor costs, including pass-through of reimbursement rate increases received by the Company during the fiscal year ended December 30, 2023, net of $5.0 million lower general and professional liability expense associated with certain accrued legal settlements.

The 13.0% decrease in HHH cost of revenue for the fiscal year ended December 30, 2023 was driven by decreased volumes.

The 12.2% increase in MS cost of revenue for the fiscal year ended December 30, 2023 was driven by the previously described 8.8% growth in MS volumes during fiscal year 2023 and a 3.4% increase in cost of revenue rate.

Gross Margin and Gross Margin Percentage

Gross margin was $595.4 million, or 31.4% of revenue, for the fiscal year ended December 30, 2023, as compared to $553.2 million, or 30.9% of revenue, for the fiscal year ended December 31, 2022. Gross margin increased $42.2 million, or 7.6%, year over year. The 0.5% increase in gross margin percentage for the fiscal year ended December 30, 2023 resulted from the combined changes in our revenue rates and cost of revenue rates in our PDS and MS segments, which we refer to as the change in our spread rate, and the change in gross margin percentage in our HHH segment, as follows:

•
a 4.5% increase in PDS spread rate from $10.20 to $10.64, driven by the 3.8% increase in PDS revenue rate, net of the 3.6% increase in PDS cost of revenue rate;
•
a 4.7% increase in MS spread rate from $184.06 to $192.09, driven by the 3.9% increase in MS revenue rate, net of the 3.4% increase in MS cost of revenue rate; and
•
our HHH segment, in which gross margin percentage increased by 4.2%.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $361.0 million, or 19.0% of revenue, for the fiscal year ended December 30, 2023, as compared to $357.2 million, or 20.0% of revenue, for the fiscal year ended December 31, 2022, an increase of $3.7 million, or 1.0%.

The 1.0% increase in branch and regional administrative expenses was lower than our revenue growth of 6.0% for the fiscal year ended December 30, 2023, as compared to the fiscal year ended December 31, 2022. The 1.0% decrease in branch and regional administrative expenses as a percentage of revenue was primarily due to operational efficiencies realized as a result of restructuring portions of our branch and regional operating structure. In the third quarter of fiscal year 2022, we began restructuring our branch and regional administrative footprint to appropriately size our resources to current volumes, and we continued to focus on these initiatives in 2023.

Field Contribution and Field Contribution Margin

Field contribution was $234.5 million, or 12.4% of revenue, for the fiscal year ended December 30, 2023 as compared to $196.0 million, or 11.0% of revenue, for the fiscal year ended December 31, 2022, an increase of $38.5 million, or 19.6%. The 1.4% increase in Field contribution margin for the fiscal year ended December 30, 2023 resulted from the following:

•
the 0.5% increase in gross margin percentage in the fiscal year ended December 30, 2023, as compared to the fiscal year ended December 31, 2022; and
•
the 1.0% decrease in branch and regional administrative expenses as a percentage of revenue for the fiscal year ended December 30, 2023, as compared to the fiscal year ended December 31, 2022.

Field Contribution and Field Contribution Margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the fiscal years ended December 30, 2023 and December 31, 2022 were as follows:

	For the fiscal years ended
	December 30, 2023		December 31, 2022
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$1,895,209		$1,787,645
Corporate expense components:
Compensation and benefits	$60,280	3.2%	$67,196	3.8%
Non-cash share-based compensation	9,310	0.5%	11,103	0.6%
Professional services	20,236	1.1%	32,438	1.8%
Rent and facilities expense	12,340	0.7%	12,501	0.7%
Office and administrative	1,592	0.1%	3,478	0.2%
Other	9,276	0.5%	11,148	0.6%
Total corporate expenses	$113,034	6.0%	$137,864	7.7%

Corporate expenses were $113.0 million, or 6.0% of revenue, for the fiscal year ended December 30, 2023, as compared to $137.9 million, or 7.7% of revenue, for the fiscal year ended December 31, 2022. The $24.8 million or 18.0% decrease in year over year corporate expenses resulted primarily from:

•
lower professional services as a result of reductions in integration related expenses due to fewer acquired business integration activities during the year;
•
lower compensation and benefits primarily as a result of the incremental compensation and severance benefits incurred in fiscal year 2022 related to the executive transition plan effective on December 31, 2022; and
•
lower public company insurance costs.

Goodwill Impairment

Goodwill impairment was $105.1 million for the fiscal year ended December 30, 2023, as compared to $675.3 million for the fiscal year ended December 31, 2022, a decrease of $570.2 million. During the fiscal year ended December 30, 2023, we recorded an impairment charge as a result of continued challenges in the labor markets which resulted in anticipated volume not being actualized to forecasted levels in the reporting unit within our HHH segment. We performed an interim impairment test during the third quarter of fiscal year 2023 due to the noted labor market factors. We performed an interim impairment assessment as of September 30, 2023 and determined that the carrying value of the reporting unit within our HHH segment exceeded its respective fair value, and we accordingly recorded an aggregate goodwill impairment charge of $105.1 million for the three-month period ended September 30, 2023. During fiscal year 2022, we recorded two impairment charges as a result of continuing inflationary and overall cost pressures, which had the effect of constraining patient volume growth in relation to costs across most of our businesses. We performed an interim impairment assessment as of July 2, 2022 and based on that assessment, we determined that the carrying value of five of our six reporting units across our three segments exceeded their respective fair values and accordingly recorded an aggregate goodwill impairment charge of $470.2 million for the three-month period ended July 2, 2022. During our annual goodwill impairment test during the fourth quarter of fiscal year 2022, we determined that the carrying value of five of our six reporting units across our three segments exceeded their respective fair values and accordingly recorded an aggregate goodwill impairment charge of $205.1 million during the three-month period ended December 31, 2022.

Depreciation and Amortization

Depreciation and amortization was $13.8 million for the fiscal year ended December 30, 2023, compared to $21.3 million for the fiscal year ended December 31, 2022, a decrease of $7.5 million, or 35.4%. The $7.5 million decrease primarily resulted from certain intangible assets acquired in connection with the acquisitions of Comfort Care and Accredited being fully amortized in 2022 and early 2023. Additionally, fewer capitalized expenses were incurred in 2023, which has led to a decrease in depreciation and amortization expense as older assets become fully depreciated.

Other Operating (Income) Expense

Other operating income was $6.0 million for the fiscal year ended December 30, 2023, compared to other operating expense of $3.7 million. The $9.7 million increase primarily related to a $5.1 million non-cash gain on the acquisition of a business recorded during the fiscal year ended December 30, 2023 and a release of reserve of $3.6 million related to the settlement of a legal matter resulting from a 2020 acquisition.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $152.9 million for the fiscal year ended December 30, 2023, compared to $107.0 million for the fiscal year ended December 31, 2022, an increase of $45.9 million, or 42.9%. Interest expense increased primarily due to significant increases in interest rates, largely because the Federal Reserve Board increased the U.S. federal funds rate from the beginning of 2022 and through the third quarter of fiscal year 2023. Interest expense for fiscal year 2023 was also higher as a result of increased net borrowing on the Securitization Facility (as defined below). The Securitization Facility had an outstanding balance of $155.0 million as of December 30, 2023 compared to $140.0 million as of December 31, 2022.

Other Income

Other income was $5.9 million for the fiscal year ended December 30, 2023, compared to other income of $85.5 million for the fiscal year ended December 31, 2022, a decrease of $79.7 million. We realized a $113.6 million decrease in non-cash valuation gains associated with interest rate derivatives in fiscal year 2023 resulting from changes in market expectations of future interest rates in the comparable periods. The decrease in other income was offset by an increase in net settlements with interest rate derivative counterparties of $34.0 million as interest rates increased compared to be the prior year, resulting in net cash received from interest rate derivative counterparties. Details of other income (expense) included the following:

	For the fiscal years ended
(dollars in thousands)	December 30, 2023	December 31, 2022
Valuation (loss) gain to state interest rate derivatives at fair value	$(28,273)	$85,367
Net settlements received from (paid to) interest rate derivative counterparties	33,883	(101)
Other	241	237
Total other income	$5,851	$85,503

Income Taxes

We incurred income tax benefit of $4.5 million for the fiscal year ended December 30, 2023, as compared to income tax benefit of $1.8 million for the fiscal year ended December 31, 2022, a net 151.2% increase. This increase in tax benefit was primarily driven by the release of uncertain tax positions, as well as changes in federal and state valuation allowances, changes in uncertain tax positions, and federal and state current tax expense.

Non-GAAP Financial Measures

In addition to our results of operations prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which we have discussed above, we also evaluate our financial performance using EBITDA, Adjusted EBITDA, Field contribution and Field contribution margin.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP financial measures and are not intended to replace financial performance measures determined in accordance with U.S. GAAP, such as net loss. Rather, we present EBITDA and Adjusted EBITDA as supplemental measures of our performance. We define EBITDA as net loss before interest expense, net; income tax benefit; and depreciation and amortization. We define Adjusted EBITDA as EBITDA, adjusted for the impact of certain other items that are either non-recurring, infrequent, non-cash, unusual, or items deemed by management to not be indicative of the performance of our core operations, including impairments of goodwill, intangible assets, and other long-lived assets; non-cash, share-based compensation; loss on extinguishment of debt; fees related to debt modifications; the effect of interest rate derivatives; acquisition-related and integration costs; legal costs and settlements associated with acquisition matters; COVID-19 related costs; restructuring costs; other legal matters; other system transition costs, professional fees; and other costs including gains and losses on acquisitions and dispositions of certain businesses. As non-GAAP financial measures, our computations of EBITDA and Adjusted EBITDA may vary from similarly termed non-GAAP financial measures used by other companies, making comparisons with other companies on the basis of this measure impracticable.

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

We have occasionally incurred substantial acquisition-related costs and integration costs. The underlying acquisition activities take place over a defined timeframe, have distinct project timelines and are incremental to activities and costs that arise in the ordinary course of our business. Therefore, we believe it is important to exclude these costs from our Adjusted EBITDA because it provides management a normalized view of our core, ongoing operations after integrating our acquired companies, which is an important measure in assessing our performance.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods indicated:

	For the fiscal years ended
(dollars in thousands)	December 30, 2023	December 31, 2022
Net loss	$(134,524)	$(662,034)
Interest expense, net	152,919	107,041
Income tax benefit	(4,472)	(1,780)
Depreciation and amortization	13,778	21,313
EBITDA	27,701	(535,460)
Goodwill, intangible and other long-lived asset impairment	107,945	679,019
Non-cash share-based compensation	13,158	15,893
Interest rate derivatives (1)	(5,612)	(85,265)
Acquisition-related costs (2)	466	99
Integration costs (3)	2,310	17,793
Legal costs and settlements associated with acquisition matters (4)	(4,749)	4,082
COVID-related costs, net of reimbursement (5)	-	5,087
Restructuring (6)	8,051	6,775
Other legal matters (7)	(4,904)	12,240
Other system transition costs, professional fees and other (8)	(5,176)	9,059
Total adjustments (9)	$111,489	$664,782
Adjusted EBITDA	$139,190	$129,322

1.
Represents valuation adjustments and settlements associated with interest rate derivatives that are not included in interest expense, net. Such items are included in other income.
2.
Represents transaction costs incurred in connection with planned, completed, or terminated acquisitions, which include investment banking fees, legal diligence and related documentation costs, and finance and accounting diligence and documentation, as presented on the Company’s consolidated statements of operations.
3.
Represents (i) costs associated with our Integration Management Office, which focuses on our integration efforts and transformational projects such as systems conversions and implementations, material cost reduction and restructuring projects, among other things, of $1.5 million and $2.8 million for the fiscal years ended December 30, 2023 and December 31, 2022, respectively; and (ii) transitionary costs incurred to integrate acquired companies into our field and corporate operations of $0.8 million and $15.0 million for the fiscal years ended December 30, 2023 and December 31, 2022, respectively. Transitionary costs incurred to integrate acquired companies include IT consulting costs and related integration support costs; salary, severance and retention costs associated with duplicative acquired company personnel until such personnel are exited from the Company; accounting, legal and consulting costs; expenses and impairments related to the closure and consolidation of overlapping markets of acquired companies, including lease termination and relocation costs; costs associated with terminating legacy acquired company contracts and systems; and one-time costs associated with rebranding our acquired companies and locations to the Aveanna brand.
4.
Represents legal and forensic costs, as well as settlements associated with resolving legal matters arising during or as a result of our acquisition-related activities. This primarily includes (i) costs of $0.3 million and $3.8 million for the fiscal years ended December 30, 2023 and December 31, 2022, respectively, to comply with the U.S. Department of Justice, Antitrust Division’s grand jury subpoena related to nurse wages and hiring activities in certain of our markets, in connection with a terminated transaction and (ii) release of reserve of ($3.6) million during the fiscal year ended December 30, 2023, related to the settlement of a legal matter resulting from a 2020 acquisition.
5.
Represents costs incurred as a result of the COVID-19 environment in fiscal year 2022, primarily including, but not limited to, (i) relief, vaccine, and hero pay provided to our caregivers; staffing and retention related incentives to attract and retain caregivers in the midst of the Omicron surge; and other incremental compensation costs; (ii) sick leave for our caregivers required by OSHA's Emergency Temporary Standard, costs required to comply with federal, state and local vaccination mandates and testing requirements, and worker compensation costs for mandated quarantine time; (iii) incremental PPE costs; and (iv) salary, severance and lease termination costs associated with workforce reductions necessitated by COVID-19; net of temporary reimbursement rate increases provided by certain state Medicaid and Medicaid Managed Care programs. There were no such costs incurred during fiscal year 2023.
6.
Represents costs associated with restructuring our branch and regional administrative footprint as well as our corporate overhead infrastructure costs in order to appropriately size our resources to current volumes, including (i) branch and regional salary and severance costs; (ii) corporate salary and severance costs; (iii) rent and lease termination costs associated with the closure of certain office locations; and (iv) certain consulting costs related to the restructuring of our branch and regional administrative footprint. Restructuring costs also include compensation, severance and related benefits costs associated with the executive transition plan effective on December 31, 2022.
7.
Represents activity related to accrued legal settlements, related costs, and expenses associated with certain judgments and arbitration awards rendered against the Company related to a civil litigation matter in Texas, where certain insurance coverage is in dispute.
8.
Represents (i) costs associated with the implementation of, and transition to, new electronic medical record systems and billing and collection systems, duplicative system costs while such transformational projects are in-process, and other system transition costs of $1.3 million and $6.0 million for the fiscal years ended December 30, 2023 and December 31, 2022, respectively; and (ii) professional fees associated with Sarbanes-Oxley compliance of $3.2 million for the fiscal year ended December 31, 2022, no such costs were incurred for the fiscal year ended December 30, 2023; and (iii) a ($5.1) million non-cash gain on the acquisition of a business in the fiscal year ended December 30, 2023 and ($0.2) million of net gains on disposal of businesses during the fiscal year ended December 31, 2022; and (iv) certain other costs or (income) that are either non-cash or non-core to the Company’s ongoing operations of ($1.4) million and $0.1 million for the fiscal years ended December 30, 2023 and December 31, 2022, respectively.
9.
The table below reflects the increase or decrease, and aggregate impact, to the line items included on our consolidated statements of operations based upon the adjustments used in arriving at Adjusted EBITDA from EBITDA for the periods indicated:

	Impact to Adjusted EBITDA
	For the fiscal years ended
(dollars in thousands)	December 30, 2023	December 31, 2022
Revenue	$-	$139
Cost of revenue, excluding depreciation and amortization	(4,424)	19,310
Branch and regional administrative expenses	6,796	9,395
Corporate expenses	15,388	42,343
Goodwill impairment	105,136	675,346
Acquisition-related costs	466	99
Other operating (income) expense	(8,882)	3,652
Other income	(2,991)	(85,502)
Total adjustments	$111,489	$664,782

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

The following table reconciles gross margin to Field contribution and Field contribution margin for the periods indicated:

	For the fiscal years ended
(dollars in thousands)	December 30, 2023	December 31, 2022
Gross margin	$595,432	$553,227
Gross margin percentage	31.4%	30.9%
Branch and regional administrative expenses	360,978	357,230
Field contribution	$234,454	$195,997
Field contribution margin	12.4%	11.0%
Revenue	$1,895,209	$1,787,645

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

In September 2023, in response to a $7.9 million arbitration award rendered against us in connection with a civil litigation matter, we promptly obtained a $9.1 million appellate bond with the trial court. The $9.1 million appellate bond has been collateralized with letters of credit. While we intend to avail ourselves of all appellate options, the resolution of this matter could reduce the cash available to us for general working capital purposes.

In connection with a settlement agreement we entered into in March 2023 with the sellers of Epic/Freedom LLC and other defendants (collectively, the “Defendants”), we funded $6.8 million in April 2023 to an escrow account for the purposes of settling certain tax audits with the Internal Revenue Service (the “IRS”), which have been effectively settled with the IRS. As the audits have effectively concluded, these escrowed funds will be used to satisfy any additional charges and penalties to the IRS. To the extent that the amount of penalties and interest due to the IRS exceeds the escrowed funds, we as the taxpayer, will be required to fund such excess, but we have contractual rights to reimbursement from the Defendants.

For additional information with respect to the foregoing litigation matters, please see "Litigation and Other Current Liabilities" set forth in Note 13 to our consolidated financial statements contained in this Annual Report on Form 10-K.

On February 21, 2024, Change Healthcare, a subsidiary of UnitedHealth Group that acts as an intermediary for processing certain payment claims we submit through certain third-party revenue cycle management solutions for payors (“third-party vendors”), notified our third-party vendors of a cybersecurity incident. In response to the incident, both our third-party vendors and Change Healthcare severed the service connections between their respective systems. The Change Healthcare incident has not affected our operations, except our ability to submit payment claims through these particular third-party vendors. In the event the Change Healthcare service is not restored in a timely fashion, we may experience payment collection delays as we turn to alternative channels to submit certain claims. As of the date hereof, the incident has affected approximately sixteen business days of billings for certain claims and could, depending on when Change Healthcare restores its service or our full implementation of alternative claims submission arrangements, result in an increase in our patient accounts receivable balances and a decrease in our Net cash provided by (used in) operating activities for the first quarter of 2024. We expect to fund any increase in working capital resulting from the billing and payment disruption through cash on hand and draws on our Securitization Facility and Revolving Credit Facility.

At December 30, 2023 we had $43.9 million in cash on hand, $20.0 million available to us under our Securitization Facility and $168.1 million of borrowing capacity under the Revolving Credit Facility (as defined below). Available borrowing capacity under the Revolving Credit Facility is subject to a maintenance leverage covenant that becomes effective if more than 30% of the total commitment is utilized, subject to a $15.0 million carve-out for letters of credit. We believe that our operating cash flows, available cash on hand, and availability under our Securitization Facility and Revolving Credit Facility will be sufficient to meet our cash requirements for at least the next twelve months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments and future results of operations. We cannot assure you that cash provided by operating activities or cash and cash equivalents will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.

Cash Flow Activity

The following table sets forth a summary of our cash flows from operating, investing, and financing activities for the fiscal years presented:

	For the fiscal years ended
(dollars in thousands)	December 30, 2023	December 31, 2022
Net cash provided by (used in) operating activities	$22,672	$(48,402)
Net cash used in investing activities	$(8,794)	$(25,291)
Net cash provided by financing activities	$10,847	$62,420

Operating Activities

The primary sources or uses of our operating cash flow are operating income or operating losses, net of any goodwill impairments that we record as well as any other significant non-cash items such as depreciation, amortization and share-based compensation, less cash paid for interest. The timing of collections of accounts receivable and the payment of accounts payable, other accrued liabilities and accrued payroll can also impact and cause fluctuations in our operating cash flow. Cash flow from operating activities increased by $71.1 million in fiscal year 2023 compared to fiscal year 2022, primarily due to:

•
reduction of operating losses in fiscal year 2023, net of significant non-cash items such as goodwill impairment, depreciation and amortization, share-based compensation, and gain on acquisition; and
•
the comparable provision of cash associated with operating assets and liabilities over the comparable periods, primarily associated with the timing of payroll and incentive settlements, the deferral of one month of interest under our term loans which we typically pay on a monthly basis, and a one-time deferral of cash payments under employee medical plans as we transitioned to a self-insured plan.

Days Sales Outstanding (“DSO”)

DSO provides us with a gauge to measure the timing of cash collections against accounts receivable and related revenue. DSO is derived by dividing our average patient accounts receivable for the fiscal period by our average daily revenue for the fiscal period. The collection cycle for our HHH segment is generally longer than that of our PDS segment, primarily due to longer billing cycles for HHH, which is generally billed in thirty-day increments. The following table presents our trailing five quarter DSO for the respective periods:

	December 31, 2022	April 1, 2023	July 1, 2023	September 30, 2023	December 30, 2023
Days Sales Outstanding	44.5	45.2	46.2	45.0	44.9

Investing Activities

Net cash used in investing activities was $8.8 million for the fiscal year ended December 30, 2023, as compared to $25.3 million for the fiscal year ended December 31, 2022. The $16.5 million decrease in cash used in the fiscal year ended December 30, 2023 was primarily related to the purchase of an interest rate cap in fiscal year 2022 and reductions in purchases of property and equipment, and software from $12.0 million in fiscal year 2022 to $6.1 million in fiscal year 2023.

Financing Activities

Net cash provided by financing activities decreased by $51.6 million, from $62.4 million for the fiscal year ended December 31, 2022 to $10.8 million for the fiscal year ended December 30, 2023. The $10.8 million net cash provided in fiscal year 2023 was primarily related to the following items:

•
$15.6 million in net proceeds from settlements with interest rate swap counterparties;
•
$15.0 million in net proceeds drawn under our Securitization Facility; net of
•
$19.0 million of principal payments on term loans and notes payable.

The $62.4 million net cash provided in fiscal year 2022 was primarily related to the following items:

•
$59.7 million in net proceeds drawn under the Delayed Draw Term Loan Facility;
•
$20.0 million in net proceeds drawn under our Securitization Facility; net of
•
$18.8 million of principal payments on term loans and notes payable.

Indebtedness

We typically incur term loan indebtedness to finance our acquisitions, and we borrow under our Securitization Facility and Revolving Credit Facility from time to time for working capital purposes, as well as to finance acquisitions, as needed. The following table presents our current and long-term obligations under our credit facilities as of December 30, 2023 and December 31, 2022, as well as related interest expense for fiscal years 2023 and 2022, respectively:

	Current and Long-term			Interest Expense
(dollars in thousands)	Obligations			For the fiscal years ended
Instrument	December 30, 2023	December 31, 2022	Interest Rate	December 30, 2023	December 31, 2022
2021 Extended Term Loan (1)(2)	$899,750	$908,950	S + 3.75%	$81,867	$55,923
Term Loan - Second Lien Term Loan (1)	415,000	415,000	S + 7.00%	51,232	36,538
Revolving Credit Facility (1)	-	-	S + 3.75%	879	889
Securitization Facility (3)	155,000	140,000	S + 3.50%	12,485	5,513
Amortization of debt issuance costs	-	-		5,179	7,780
Other	-	-		1,604	1,077
Total Indebtedness	$1,469,750	$1,463,950		$153,246	$107,720
Weighted Average Interest Rate (4)	10.1%	8.9%

1.
Variable rate debt instrument which accrues interest at a rate equal to the SOFR rate, plus a CSA, (subject to a minimum of 0.50%), plus an applicable margin.
2.
Interest associated with the 2021 Extended Term Loan includes interest expense and commitment fees of $7.3 million during the year ended December 31, 2022 related to the Delayed Draw Term Loan Facility (as defined below). The Company terminated the Delayed Draw Term Loan Facility commitment in November 2022. No interest expense or commitment fees were incurred in 2023 related to the Delayed Draw Term Loan Facility.
3.
Variable rate debt instrument that accrues interest at a rate equal to the SOFR rate, plus a CSA, plus an applicable margin.
4.
Represents the weighted average annualized interest rate based upon the outstanding balances at December 30, 2023 and December 31, 2022, respectively, and the applicable interest rates at that date.

We were in compliance with all financial covenants and restrictions related to existing credit facilities at December 30, 2023 and December 31, 2022. Due to the phase-out of LIBOR, effective June 30, 2023, the benchmark interest rate under our Senior Secured Credit Facilities converted from LIBOR to SOFR, plus an applicable CSA. Outstanding balances under our Senior Secured Credit Facilities bear interest at SOFR (including the applicable CSA), plus a margin. The margins under our Senior Secured Credit Facilities remained unchanged as a result of the SOFR conversion.

On February 9, 2022 we entered into a five-year, $880.0 million notional interest rate cap agreement with a cap rate of 3.0% of LIBOR. During the second quarter of 2023, the Company amended its interest rate cap agreements to provide that the counterparty will pay the Company the amount by which SOFR exceeds 2.96%.

On November 12, 2021, we entered into a three-year Securitization Facility (the “Securitization Facility”) which increases the Company’s borrowing capacity by collateralizing a portion of our patient accounts receivable at favorable interest rates relative to our 2021 Extended Term Loan. The maximum amount available under the Securitization Facility was initially $150.0 million, subject to maintenance of certain borrowing base requirements. Please see Note 7 – Securitization Facility, to the audited Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion related to the Securitization Facility. On August 8, 2022, we amended our Securitization Facility to increase the maximum amount available to $175.0 million, subject to maintaining certain borrowing base requirements. On July 31, 2023, we amended our Securitization Facility to extend its maturity date from November 12, 2024 to July 31, 2026. The facility accrues interest at a rate equal to the SOFR rate, plus a CSA, plus an applicable margin.

On July 15, 2021 we entered into an Extension Amendment (the “Extension Amendment”) to our First Lien Credit Agreement, originally dated as of March 16, 2017, with Barclays Bank, as administrative agent, the collateral agent, a letter of credit issuer, and swingline lender, and the lenders and other agents party thereto from time to time (as amended to date, the “First Lien Credit Agreement”). The Extension Amendment converted outstanding balances under all remaining first lien term loans into a single term loan in an aggregate principal amount of $860.0 million (the “2021 Extended Term Loan”), and extended the maturity date to July 2028. The Extension Amendment also provided for a delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) in an aggregate principal amount of $200.0 million, which permitted us to incur senior secured first lien term loans (the “Delayed Draw Term Loans”) from time to time until July 15, 2023, in each case subject to certain terms and conditions. On August 9, 2022, we borrowed $60.0 million under the Delayed Draw Term Loan Facility to replace cash on our balance sheet previously used to complete acquisitions in the fourth quarter of fiscal year 2021, which $60.0 million borrowing under the Delayed Draw Term Loan Facility has similar terms as the 2021 Extended Term Loan so is presented on a combined basis with the 2021 Extended Term Loan in the table above. We terminated the remaining available amount of $140.0 million under the Delayed Draw Term Loan Facility on November 16, 2022.

The 2021 Extended Term Loan and the Delayed Draw Term Loan bear interest, at the Company’s election, at a variable interest rate based on either SOFR (subject to a minimum of 0.50%), or prime or federal funds rate (“Annual Base Rate” or “ABR”) (subject to a minimum of 2.00%) for the interest period relevant to such borrowing, plus a CSA of 0.10% and an applicable margin of 3.75% for loans accruing interest based on SOFR and an applicable margin of 2.75% for loans accruing interest based on ABR. As of December 30, 2023, the principal amount of the 2021 Extended Term Loan accrued interest at a rate of 9.24%.

On March 23, 2023 we amended our senior secured revolving credit facility under the First Lien Credit Agreement (the “Revolving Credit Facility”) to increase the sublimit for letters of credit to $40.0 million from $30.0 million. The other terms of the Revolving Credit Facility remained unchanged by such amendment. Revolving loans bear interest, at our election, at a variable interest rate based on either SOFR (subject to a minimum of 0.50%) for the interest period relevant to such borrowing or ABR (subject to a minimum of 2.00%), plus an applicable margin of 3.75% for loans accruing interest based on SOFR and an applicable margin of 2.75% for loans accruing interest based on ABR, subject to certain step downs based on our Consolidated First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). As of December 30, 2023, borrowings under the Revolving Credit Facility accrued interest at a rate of 9.24%.

On December 10, 2021, the Company entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement”) with a syndicate of lending institutions and Barclays Bank, as administrative agent and collateral agent. The Second Lien Term Loan has an aggregate principal amount of $415.0 million and a maturity date of December 10, 2029. The Second Lien Term Loan bears interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin (equal to 6.00%) plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the Prime Rate and (c) the SOFR rate for an interest period of one month plus a CSA depending on the interest period plus 1.00%; or (2) an applicable margin (equal to 7.00%) plus SOFR and a CSA depending on the interest period; provided that such rate is not lower than a floor of 0.50%. As of December 30, 2023, the principal amount of the Second Lien Term Loan accrued interest at a rate of 12.54%.

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

All revenue is recognized based on established billing rates reduced by contractual adjustments provided to third-party payers and implicit price concessions which are estimated based on historical collection experience. Our revenue cycle management systems calculate contractual adjustments on a patient-by-patient or product-by-product basis based on the rates in effect for each primary third-party payer. Due to complexities involved in determining amounts ultimately due under reimbursement arrangements with third-party payers, which are often subject to interpretation and review, we may receive reimbursement for healthcare services authorized and provided that is different from our estimates. In addition, due to changes in general economic conditions, patient accounting service center operations, or payer mix, historical collection experience may not accurately reflect current period collections.

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

Goodwill

We perform an impairment test for goodwill at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. We perform our annual goodwill impairment test on the first day of the fourth quarter of each fiscal year for each of our reporting units. Tests are performed more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The impairment test is a single-step process. The process requires us to estimate and compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, the goodwill is not considered impaired. To the extent a reporting unit’s carrying amount exceeds its fair value, the reporting unit’s goodwill is deemed impaired, and an impairment charge is recognized based on the excess of a reporting unit’s carrying amount over its fair value up to the amount of goodwill in the reporting unit. The fair value of the reporting units is measured using Level 3 inputs such as operating cash flows and market data.

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

We performed an interim impairment test during the third quarter of fiscal year 2023 primarily as a result of continued challenges in the labor markets which resulted in anticipated volume not being actualized to forecasted levels in the reporting unit within our HHH segment. While many of our reporting units have a carrying value that is consistent with its fair value due to impairment in five of our six reporting units recorded during the fourth quarter of 2022, our interim impairment test determined that the carrying value of the reporting unit within our HHH segment exceeded its respective fair value and we accordingly recorded an aggregate goodwill impairment charge of $105.1 million during the three-month period ended September 30, 2023. During our annual goodwill impairment test for fiscal year 2023, which occurred on the first day of the fourth quarter, we did not identify any reporting units in which the related carrying value exceeded the estimated fair value.

We can provide no assurance that our goodwill will not become subject to impairment in any future period.

Insurance Reserves

As is typical in the healthcare industry, we are subject to claims that our services have resulted in patient injury or other adverse effects.

The Company maintains primary commercial insurance coverage on a claims made basis for professional malpractice claims with a $2.0 million per claim deductible and $4.5 million per claim and annual aggregate limits as of October 1, 2023. The Company maintains excess insurance coverage for professional malpractice claims. In addition, the Company maintains workers’ compensation insurance with a $0.5 million per claim deductible and statutory limits. Our insurance reserves include estimates of the ultimate costs, including third-party legal defense costs for claims that have been reported but not paid and claims that have been incurred but not reported at the balance sheet dates. Although substantially all reported claims are paid directly by our commercial insurance carriers (less any applicable deductibles and/or self-insured retentions), we are ultimately responsible for payment of these claims in the event our insurance carriers become insolvent or otherwise do not honor the contractual obligations under the malpractice policies. We are required under U.S. GAAP to recognize these estimated liabilities in our consolidated financial statements on a gross basis, with a corresponding receivable from the insurance carriers reflecting the contractual indemnity provided by the carriers under the related malpractice policies.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aveanna Healthcare Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aveanna Healthcare Holdings Inc. and subsidiaries (the Company) as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 14, 2024 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimated Contractual Adjustments and Implicit Price Concessions
Description of the Matter

As of December 30, 2023, estimated contractual adjustments and implicit price concessions of $62.6 million was recorded as a reduction to patient accounts receivable balances to arrive at the estimated collectible revenue and patient accounts receivable. As discussed in Note 3 to the consolidated financial statements, the Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payers and by implicit price concessions which are estimated based on historical collection experience.

Auditing management’s estimates of estimated contractual adjustments and implicit price concessions was extensive due to the significant data inputs utilized in estimating the related amounts and as it required judgments regarding underlying assumptions. The Company’s methodology utilizes analyses of historical cash collection experience as well as an assessment of various factors, including updated regulations and contract negotiations with payors.

How We Addressed the Matter in Our Audit

To test the estimated contractual adjustments and implicit price concessions, we performed audit procedures that included, among others, performing data analytics to test the completeness and accuracy of the recorded revenue and to develop an independent range of patient accounts receivable, inclusive of contractual adjustments and implicit price concessions, for comparison to the Company’s recorded amounts, and tracing a sample of cash receipts to third-party evidence. Our testing also included assessing methodologies and evaluating the significant assumptions and testing the completeness and accuracy of the underlying data used by the Company in its estimates. We also assessed the historical accuracy of management’s estimates as a source of potential corroborative or contrary evidence.

Goodwill Impairment
Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company performs its annual goodwill impairment test on the first day of the fourth quarter of each fiscal year or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test compares the fair value of the reporting unit (calculated using an income approach or a combination of both income and market approaches) to its carrying value. The Company performed an interim impairment test during the third quarter of fiscal year 2023. While many of the Company’s reporting units have a carrying value that is consistent with its fair value due to impairment in five of the six reporting units recorded during the fourth quarter of 2022, the Company’s interim impairment test determined that the carrying value of the reporting unit within the Home Health Hospice segment exceeded its respective fair value and the Company recorded a goodwill impairment charge of $105.1 million.

Auditing management’s goodwill impairment tests for the five reporting units that recorded impairment charges during the fourth quarter of 2022 was complex and judgmental due to the significant estimation required to determine the fair value of each reporting unit. In particular, the fair value estimates were sensitive to significant assumptions used in the income approach, such as revenue growth rates, projected earnings before interest, taxes, depreciation, and amortization (EBITDA) margins and discount rates, among others, which are affected by expectations about economic conditions, changes to business models and changes in operating performance.

How We Addressed the Matter in Our Audit

To test the estimated fair value of the five reporting units, we performed audit procedures that included, among others, assessing valuation methodologies and testing the significant assumptions discussed above and the completeness and accuracy of underlying data used by the Company in its analysis. We involved our valuation specialists to assist in reviewing the valuation methodologies, testing the discount rates, and assessing the reasonableness of the Company’s revenue growth rates and projected EBITDA margins by comparing those assumptions to results of select publicly traded companies. We further assessed the reasonableness of the Company’s revenue growth rates and projected EBITDA margins by comparing those assumptions to recent historical performance and current economic and industry trends. We recalculated each reporting unit’s fair value based on management’s significant assumptions and tested the Company’s reconciliation of all the reporting units’ fair values to the Company’s market capitalization.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Atlanta, GA

March 14, 2024

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
	As of
	December 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$43,942	$19,217
Patient accounts receivable	236,558	221,237
Receivables under insured programs	9,250	4,395
Prepaid expenses	15,684	15,089
Other current assets	9,452	9,813
Total current assets	314,886	269,751
Property and equipment, net	20,548	22,752
Operating lease right of use assets	49,499	54,601
Goodwill	1,054,552	1,159,688
Intangible assets, net	94,010	95,863
Receivables under insured programs	21,315	22,865
Other long-term assets	58,175	86,240
Total assets	$1,612,985	$1,711,760

LIABILITIES, DEFERRED RESTRICTED STOCK UNITS, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and other accrued liabilities	$30,130	$44,624
Accrued payroll and employee benefits	67,160	43,836
Current portion of insurance reserves - insured programs	9,250	4,395
Current portion of insurance reserves	20,918	27,531
Securitization obligations	155,000	140,000
Current portion of long-term obligations	9,200	9,200
Current portion of operating lease liabilities	14,881	13,070
Other current liabilities	48,219	43,841
Total current liabilities	354,758	326,497
Revolving credit facility	-	-
Long-term obligations, less current portion	1,276,341	1,281,082
Long-term insurance reserves - insured programs	21,315	22,865
Long-term insurance reserves	40,290	35,470
Operating lease liabilities, less current portion	39,818	45,818
Deferred income taxes	4,859	3,844
Other long-term liabilities	3,039	359
Total liabilities	1,740,420	1,715,935
Commitments and contingencies (Note 13)
Deferred restricted stock units	2,135	2,135
Stockholders’ deficit:
Preferred stock, $0.01 par value as of December 30, 2023 and December 31, 2022
5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value, 1,000,000,000 shares authorized;
190,733,153 and 188,859,165 issued and outstanding, respectively	1,907	1,888
Additional paid-in capital	1,239,757	1,228,512
Accumulated deficit	(1,371,234)	(1,236,710)
Total stockholders’ deficit	(129,570)	(6,310)
Total liabilities, deferred restricted stock units, and stockholders’ deficit	$1,612,985	$1,711,760

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the fiscal years ended
	December 30, 2023	December 31, 2022
Revenue	$1,895,209	$1,787,645
Cost of revenue, excluding depreciation and amortization	1,299,777	1,234,418
Branch and regional administrative expenses	360,978	357,230
Corporate expenses	113,034	137,864
Goodwill impairment	105,136	675,346
Depreciation and amortization	13,778	21,313
Acquisition-related costs	466	99
Other operating (income) expense	(6,032)	3,651
Operating income (loss)	8,072	(642,276)
Interest income	327	679
Interest expense	(153,246)	(107,720)
Other income	5,851	85,503
Loss before income taxes	(138,996)	(663,814)
Income tax benefit	4,472	1,780
Net loss	$(134,524)	$(662,034)
Net loss per share:
Net loss per share, basic and diluted	$(0.71)	$(3.57)
Weighted average shares of common stock outstanding, basic and diluted	189,956	185,553

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Amounts in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	184,732,268	$1,847	$1,208,645	$(574,676)	635,816
Employee stock purchase plan	3,805,844	38	3,977	-	4,015
Issuance of vested restricted shares	321,053	3	(3)	-	-
Non-cash compensation	-	-	15,893	-	15,893
Net loss	-	-	-	(662,034)	(662,034)
Balance, December 31, 2022	188,859,165	$1,888	$1,228,512	$(1,236,710)	$(6,310)
Issuance of vested restricted shares	308,055	3	(3)	-	-
Employee stock purchase plan	1,565,933	16	929	-	945
Non-cash share-based compensation	-	-	10,319	-	10,319
Net loss	-	-	-	(134,524)	(134,524)
Balance, December 30, 2023	190,733,153	$1,907	$1,239,757	$(1,371,234)	$(129,570)

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the fiscal years ended
	December 30, 2023	December 31, 2022
Cash Flows From Operating Activities:
Net loss	$(134,524)	$(662,034)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	13,778	21,313
Amortization of deferred debt issuance costs	5,179	7,780
Amortization of operating lease right of use assets	16,320	17,503
Non-cash share-based compensation	13,157	15,893
Goodwill impairment	105,136	675,346
Loss on disposal or impairment of licenses, property and equipment, and software	2,807	3,502
Fair value adjustments on interest rate derivatives	28,273	(85,367)
Deferred income taxes	1,015	(115)
Non-cash gain on acquisition	(5,073)	-
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(15,321)	(3,227)
Prepaid expenses	6,988	9,365
Other current and long-term assets	(16,653)	(1,708)
Accounts payable and other accrued liabilities	(13,920)	(3,925)
Accrued payroll and employee benefits	23,324	(10,729)
Insurance reserves	(1,793)	18,154
Operating lease liabilities	(15,407)	(19,621)
Deferred payroll taxes	-	(25,523)
Other current and long-term liabilities	9,386	(5,009)
Net cash provided by (used in) operating activities	22,672	(48,402)
Cash Flows From Investing Activities:
Acquisitions of businesses, net of cash acquired	-	(2,013)
Proceeds from sale of businesses	-	460
Payment for interest rate cap	-	(11,725)
Purchase of certificates of need	(2,678)	-
Purchases of property and equipment, and software	(6,116)	(12,013)
Net cash used in investing activities	(8,794)	(25,291)
Cash Flows From Financing Activities:
Proceeds from employee stock purchase plan	945	4,015
Proceeds from securitization obligation	50,000	40,000
Repayment of securitization obligation	(35,000)	(20,000)
Proceeds from revolving credit facility	20,000	15,000
Repayments on revolving credit facility	(20,000)	(15,000)
Proceeds from issuance of term loans, net of debt issuance costs	-	59,700
Principal payments on term loans	(9,200)	(8,900)
Principal payments on notes payable	(9,818)	(9,852)
Principal payments on financing lease obligations	(665)	(799)
Payment of debt issuance costs	(1,047)	(218)
Settlements with interest rate swap counterparties	15,632	(1,526)
Net cash provided by financing activities	10,847	62,420
Net change in cash and cash equivalents	24,725	(11,273)
Cash and cash equivalents at beginning of period	19,217	30,490
Cash and cash equivalents at end of period	$43,942	$19,217

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$137,854	$102,532
Cash paid for income taxes, net of refunds received	$1,137	$1,586

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

Basis of Presentation

The Company's fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52 or 53-week fiscal year. The accompanying consolidated balance sheets reflect the accounts of the Company as of December 30, 2023 and December 31, 2022. For the fiscal years ended December 30, 2023 and December 31, 2022, the accompanying consolidated statements of operations, stockholders' (deficit) equity and cash flows reflect the accounts of the Company from January 1, 2023 through December 30, 2023, and January 2, 2022 through December 31, 2022, respectively. The fiscal years ended December 30, 2023 and December 31, 2022 each included 52 weeks.

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

Fair value is measured based on a projected discounted cash flow model using a discount rate that the Company believes is commensurate with the risk inherent in its business. Any impairment charge would be recognized within operating expenses as other operating expense in the fiscal year incurred. There was no impairment of depreciable or amortizable long-lived assets recorded in the fiscal years ended December 30, 2023 and December 31, 2022.

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

The following table summarizes the balances related to property and equipment, net as of December 30, 2023 and December 31, 2022 (amounts in thousands):

	As of
	December 30, 2023	December 31, 2022
Furniture and fixtures	$14,860	$14,253
Computer hardware and software	32,455	32,602
Home care equipment	22,682	15,813
Leasehold improvements	20,897	20,065
Construction in progress	544	728
	91,438	83,461
Less accumulated depreciation	(70,890)	(60,709)
Total	$20,548	$22,752

Depreciation expense for the fiscal years ended December 30, 2023 and December 31, 2022, was $11.8 million and $15.2 million, respectively.

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

During the fiscal year ended December 30, 2023, we recorded an impairment charge as a result of continued challenges in the labor markets which resulted in anticipated volume not being actualized to forecasted levels in the reporting unit within our HHH segment. We performed an interim impairment test during the third quarter of fiscal year 2023 due to aforementioned factors. While many of our reporting units have a carrying value that is consistent with its fair value due to impairment in five of our six reporting units recorded during the fourth quarter of 2022, our interim impairment test determined that the carrying value of the reporting unit within our HHH segment exceeded its respective fair value and we accordingly recorded an aggregate goodwill impairment charge of $105.1 million during the three-month period ended September 30, 2023. During our annual goodwill impairment test for fiscal year 2023, we did not identify any reporting units in which the related carrying value exceeded the estimated fair value.

During the fiscal year ended December 31, 2022, we recorded two impairment charges as a result of continuing inflationary and overall cost pressures, which constrained patient volume growth relative to costs across most of our businesses. We performed an interim impairment assessment as of July 2, 2022 and based on that assessment, we determined that the carrying value of five of our six reporting units across our three segments exceeded their respective fair values and accordingly recorded an aggregate goodwill impairment charge of $470.2 million for the three-month period ended July 2, 2022. During our annual goodwill impairment test in the fourth quarter of fiscal year 2022, we determined that the carrying value of five of our six reporting units across our three segments exceeded their respective fair values and accordingly recorded an aggregate goodwill impairment charge of $205.1 million for the three-month period ended December 31, 2022.

For both its interim and annual goodwill impairment tests, the Company engages a third-party valuation firm to assist in calculating a reporting unit’s fair value, which is derived using an income approach or a combination of both income and market approaches. The income approach utilizes projected operating results and cash flows and includes significant assumptions such as revenue growth rates, projected EBITDA margins, and discount rates. The market approach compares its reporting units’ earnings and revenue multiples to those of comparable companies. Estimates of fair value may differ from actual results due to, among other things, economic conditions, changes to business models or changes in operating performance. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of all reporting units. Significant differences between these estimates and actual future performance could result in additional impairment in future fiscal years.

The Company determined that it had six reporting units for the fiscal years ended December 30, 2023 and
December 31, 2022.

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

During the fiscal years ended December 30, 2023 and December 31, 2022, the Company recorded asset impairment charges related to previously acquired licenses due to their surrender and the closure of related branches of $2.9 million and $1.7 million, respectively.

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

For the year ended December 30, 2023, the Company recognized a non-cash purchase gain on the acquisition of a business of $5.1 million, which was recorded in Other Operating (Income) Expense.

Debt Issuance Costs

The Company defers costs directly associated with acquiring third-party financing. Debt issuance costs related to the term loans are recorded as a direct deduction from the carrying amount of the debt. Debt issuance costs related to the revolving credit facility under the First Lien Credit Agreement (the “Revolving Credit Facility”) and securitization obligations are recorded within other long-term assets. Debt issuance costs related to the Delayed Draw Term Loan Facility (as defined in Note 6 – Long-term obligations) are recorded as a direct deduction from the carrying amount of drawn debt during the fiscal year ending December 31, 2022. Debt issuance costs are amortized using the effective interest rate method over the terms of the related long-term obligation and securitization obligation. The Company recognized approximately $5.2 million and $7.8 million of interest expense related to the amortization of these costs during the fiscal years ended December 30, 2023 and December 31, 2022, respectively.

Insurance Programs

The Company self-insures its exposure to professional malpractice and workers’ compensation risk up to selected retention levels. Reserves are established for estimates of the loss that will ultimately be incurred on claims that have been reported but not paid and claims that have been incurred but not reported. We engage a third-party actuarial valuation firm to assist management in calculating these reserves. The actuarial valuations consider a number of factors, including historical claim payment patterns, changes in case reserves and the assumed rate of increase in healthcare costs. The Company's historical experience and recent trends in industry experience are the most significant factors in the determination of these reserves. Management believes the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, actual claims incurred may differ from estimates due to changes in the timing of claims reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and actual future cost increases. Accrued unpaid claims and expenses that are expected to be paid within the next twelve months are classified as current liabilities. All other accrued unpaid claims and expenses are classified as long-term liabilities.

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

Determining the fair value of options at the grant date requires judgment, including estimating the expected term and the associated volatility. Prior to the Company's initial public offering ("IPO"), estimated fair value of the Company’s stock was determined by management, using input from third-party valuations of common stock. Subsequent to the IPO, estimated fair value of the Company's stock is determined by the market price of the Company's stock. The Company has elected to account for forfeitures as they occur rather than apply an estimated forfeiture rate to share-based compensation expense.

The fair value of restricted stock units is recognized as compensation expense on a straight-line basis over the requisite service period of the award. The fair value of restricted stock units is based on the value of the underlying share at the grant date. See Note 11 - Share-Based Compensation for additional discussion of share based compensation awards.

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

Derivative Financial Instruments

The Company may from time to time utilize derivative financial instruments to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. The Company recognizes derivatives as either assets or liabilities at fair value in the accompanying consolidated balance sheets and does not designate the derivatives as hedging instruments. Changes in the fair value of derivatives are recognized in the Company’s consolidated statements of operations in other income.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses are administrative costs incurred in the branches and regional offices to administratively support the provision of clinical care to patients. These costs include the compensation of branch and regional leaders, recruiting, scheduling, and rent, among other costs.

Corporate Expenses

Corporate expenses include costs to support the branches and regions including corporate headquarters, corporate payroll, billing and collections, corporate facilities, corporate people services, corporate information technology, and corporate related professional services necessary to support field operations.

Marketing Costs

The Company expenses marketing costs as incurred. Marketing expense for the fiscal years ended December 30, 2023 and December 31, 2022 was $8.3 million and $6.0 million, respectively.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. There was no difference between net loss and comprehensive loss presented in the accompanying consolidated financial statements for the fiscal years ended December 30, 2023 and December 31, 2022.

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

All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled. The Company does not generate revenue outside the United States. See Note 16 – Segment Information for additional information on the Company’s segments.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard improves reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit (referred to as the “significant expense principle”). The standard will become effective for the fiscal year 2024 annual financial statements and interim financial statements thereafter and will be applied retrospectively for all prior periods presented in the financial statements, with early adoption permitted. The Company plans to adopt the standard when it becomes effective beginning in the fiscal year 2024 annual financial statements, and is currently evaluating the impact this guidance will have on the disclosures included in the Notes to the Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard enhances income tax disclosure requirements for all entities by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. The standard will be effective for the fiscal year 2025 annual financial statements with early adoption permitted. The Company plans to adopt the standard when it becomes effective beginning in the fiscal year 2025 annual financial statements, and the Company expects the adoption of the standard will impact certain of our income tax disclosures.

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

Private Duty Services (“PDS”). The PDS business includes a broad range of pediatric and adult healthcare services including private duty skilled nursing, non-clinical services and personal care services, pediatric therapy services, rehabilitation services, and nursing services in schools and pediatric day healthcare centers.

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

Most contracts contain variable consideration, however, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payers and by implicit price concessions which are estimated based on historical collection experience. Management estimates the transaction price on a payer-specific basis given its interpretation of the applicable regulations or contract terms. Updated regulations and contract negotiations occur frequently, necessitating regular review and assessment by management. There were no material revenue adjustments recognized from performance obligations satisfied or partially satisfied in previous periods for the fiscal years ended December 30, 2023 and December 31, 2022.

As of December 30, 2023 and December 31, 2022, estimated contractual adjustments and implicit price concessions of $62.6 million and $52.6 million, respectively, were recorded as reductions to patient accounts receivable balances to arrive at the estimated collectible revenue and patient accounts receivable. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense which is included as a component of operating expenses in the consolidated statements of operations. The Company did not record any bad debt expense for the fiscal years ended December 30, 2023 and December 31, 2022.

The following table presents revenue as a percentage of total revenue for the fiscal years ended December 30, 2023 and December 31, 2022:

	For the fiscal years ended
	December 30, 2023	December 31, 2022
Medicaid MCO	55.5%	52.9%
Medicaid	22.2%	22.0%
Commercial	9.9%	9.3%
Medicare	12.3%	15.6%
Self-pay	0.1%	0.2%
Total revenue	100.0%	100.0%

4. GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes changes in goodwill by segment during the fiscal years ended December 30, 2023 and December 31, 2022 (amounts in thousands):

	PDS	HHH	MS	Total
Goodwill:
Balance at January 1, 2022, net (1)	1,160,337	532,775	142,468	1,835,580
Additions	-	920	-	920
Measurement adjustments	(1,388)	(78)	-	(1,466)
Impairments	(261,221)	(382,293)	(31,832)	(675,346)
Balance at December 31, 2022, net (2)	897,728	151,324	110,636	1,159,688
Impairments	-	(105,136)	-	(105,136)
Balance at December 30, 2023, net (3)	897,728	46,188	110,636	1,054,552

(1) Goodwill balance is net of $346.8 million of accumulated impairment losses for PDS and $88.0 million of losses for MS.

(2) Goodwill balance is net of accumulated impairment losses of $608.0 million for PDS, $119.8 million for MS, and $382.3 million for HHH.

(3) Goodwill balance is net of accumulated impairment losses of $608.0 million for PDS, $119.8 million for MS, and $487.4 million for HHH.

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

The following tables summarize the changes in intangible assets for the fiscal years ended December 30, 2023 and December 31, 2022 (amounts in thousands):

	December 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Total
Definitive-lived intangible assets:
Trade names	$20,161	$(20,161)	$-	$-
Non-compete agreements	7,265	(7,265)	-	$-
Internal-use software	11,653	(6,107)	-	5,546
Total definitive-lived intangible assets	39,079	(33,533)	-	5,546
Indefinite-lived intangible assets:
Licenses	97,123	-	(8,659)	88,464
Total indefinite-lived intangible assets	97,123	-	(8,659)	88,464
Total intangible assets	$136,202	$(33,533)	$(8,659)	$94,010

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Total
Definitive-lived intangible assets:
Trade names	$20,161	$(20,050)	$-	$111
Non-compete agreements	7,265	(7,265)	-	-
Internal-use software	11,911	(4,235)	-	7,676
Total definitive-lived intangible assets	39,337	(31,550)	-	7,787
Indefinite-lived intangible assets:
Licenses	93,867	-	(5,791)	88,076
Total indefinite-lived intangible assets	93,867	-	(5,791)	88,076
Total intangible assets	$133,204	$(31,550)	$(5,791)	$95,863

Amortization expense related to the Company’s intangible assets was $2.0 million and $6.0 million for the fiscal years ended December 30, 2023 and December 31, 2022, respectively. Included in the amounts above was amortization expense of internal-use software of $1.9 million for both of the fiscal years ended December 30, 2023 and December 31, 2022. License impairment recorded in the fiscal year ended December 30, 2023 of $0.8 million and $2.1 million was related to the PDS and HHH segments, respectively.

The estimated aggregate amortization expense related to intangible assets for each of the next five years subsequent to December 30, 2023 and thereafter is as follows (amounts in thousands):

Year Ending	Definitive-lived
December 28, 2024	$1,218
January 3, 2026	713
January 2, 2027	713
January 1, 2028	713
December 30, 2028	713
Thereafter	1,476
Total	5,546

5. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts is presented below as of December 30, 2023 and December 31, 2022 (amounts in thousands):

	As of
	December 30, 2023	December 31, 2022
Other current liabilities:
Refunds payable	$22,655	$20,490
Accrued interest	11,269	1,056
Notes payable	3,955	6,175
Tax refund due to seller	—	6,783
Other	10,340	9,337
	$48,219	$43,841

6. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following as of December 30, 2023 and December 31, 2022 (dollar amounts in thousands):

Instrument	Stated Maturity Date	Contractual Interest Rate	Interest Rate as of December 30, 2023	December 30, 2023	December 31, 2022
2021 Extended Term Loan (1)	07/2028	S + 3.75%	9.24%	$899,750	$908,950
Second Lien Term Loan (1)	12/2029	S + 7.00%	12.54%	415,000	415,000
Revolving Credit Facility (1)	04/2026	S + 3.75%	9.24%	-	-
Total principal amount of long-term obligations				1,314,750	1,323,950
Less: unamortized debt issuance costs				(29,209)	(33,668)
Total amount of long-term obligations, net of unamortized debt issuance costs				1,285,541	1,290,282
Less: current portion of long-term obligations				(9,200)	(9,200)
Total amount of long-term obligations, net of unamortized debt issuance costs, less current portion				$1,276,341	$1,281,082
(1) S = Greater of 0.50% or one-month SOFR, plus a CSA

Scheduled future maturities of term loans for each of the next five years subsequent to December 30, 2023 are as follows (amounts in thousands):

Year Ending:
December 28, 2024	$9,200
January 3, 2026	9,200
January 2, 2027	9,200
January 1, 2028	9,200
December 30, 2028	862,950
Thereafter	415,000
Total	$1,314,750

On June 30, 2023, the Company entered into the Ninth Amendment to the 2021 Extended Term Loan and the First Amendment to the Second Lien Term Loan. The Company entered into these amendments in order to remove and replace the LIBOR-based interest rate benchmark provisions with interest rate benchmark provisions based on a term secured overnight financing rate ("SOFR").

On March 11, 2021, the Company entered into an amendment to the Revolving Credit Facility that increased availability thereunder from $75.0 million to $200.0 million and extended the maturity date to April 29, 2026 upon the Company's refinancing of its term loans on July 15, 2021.

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

On August 9, 2022, the Company borrowed $60.0 million under the delayed draw term loan facility under the First Lien Credit Agreement (the “Delayed Draw Term Loan Facility” and such borrowing, the “Delayed Draw Term Loan”)), the terms of which are similar to those of the 2021 Extended Term Loan, and as a result the balance related to the Delayed Draw Term Loan is presented together with the 2021 Extended Term Loan in the table above. At the time of borrowing, the Company transferred a proportionate share of the debt issuance costs from other long-term assets to a direct deduction of the carrying amount of the debt. On November 16, 2022, the Company terminated the remaining Delayed Draw Term Loan Facility of $140.0 million. At the time of the termination, the Company expensed the remaining unamortized debt issuance costs within other long-term assets to interest expense in the accompanying consolidated statements of operations.

The 2021 Extended Term Loan and the Delayed Draw Term Loan bear interest, at the Company’s election, at a variable interest rate based on either SOFR (subject to a minimum of 0.50%), or prime or federal funds rate (“Annual Base Rate” or “ABR”) (subject to a minimum of 2.00%) for the interest period relevant to such borrowing, plus a CSA of 0.10% and an applicable margin of 3.75% for loans accruing interest based on SOFR and an applicable margin of 2.75% for loans accruing interest based on ABR. The Revolving Credit Facility bears interest, at the Company's election, at a variable interest rate based on either SOFR (subject to a minimum of 0.50%) or ABR (subject to a minimum of 2.00%) for the interest period relevant to such borrowing, plus a CSA of 0.10% and an applicable margin of 3.75% for loans accruing interest based on SOFR and an applicable margin of 2.75% for loans accruing interest based on ABR. As of December 30, 2023, the principal amount of the 2021 Extended Term Loan and borrowings under the Revolving Credit Facility accrued interest at a rate of 9.24%.

On December 10, 2021, the Company entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement”) with a syndicate of lending institutions and Barclays Bank, as administrative agent and collateral agent. The Second Lien Term Loan has an aggregate principal amount of $415.0 million and a maturity date of December 10, 2029. The Second Lien Term Loan bears interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin (equal to 6.00%) plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the Prime Rate and (c) the SOFR rate for an interest period of one month plus a CSA depending on the interest period plus 1.00%; or (2) an applicable margin (equal to 7.00%) plus SOFR and a CSA depending on the interest period; provided that such rate is not lower than a floor of 0.50%. As of December 30, 2023, the principal amount of the Second Lien Term Loan accrued interest at a rate of 12.54%.

On March 23, 2023, the Company amended the First Lien Credit Agreement to increase the sublimit for letters of credit under the Revolving Credit Facility to $40.0 million from $30.0 million. The other terms of the Revolving Credit Facility remained unchanged.

Debt issuance costs related to the term loans are recorded as a direct deduction from the carrying amount of the debt. The balance for debt issuance costs related to the term loans as of December 30, 2023 and December 31, 2022 was $29.2 million and $33.7 million, respectively. Debt issuance costs related to the Revolving Credit Facility are recorded within other long-term assets. The balance for debt issuance costs related to the Revolving Credit Facility as of December 30, 2023 and December 31, 2022 was $0.0 million and $0.2 million, respectively. The Company recognized interest expense related to the amortization of debt issuance costs of $4.7 million and $7.4 million for the fiscal years ended December 30, 2023 and December 31, 2022, respectively.

Issued letters of credit as of December 30, 2023 and December 31, 2022 were $31.9 million and $19.7 million, respectively. Unused letters of credit as of December 30, 2023 and December 31, 2022 were $8.1 million and $10.3 million, respectively. There were no swingline loans outstanding as of December 30, 2023 and December 31, 2022. Borrowing capacity under the Company's Revolving Credit Facility was $168.1 million as of December 30, 2023 and $180.3 million as of December 31, 2022. Available borrowing capacity under the Revolving Credit Facility is subject to a maintenance leverage covenant that becomes effective if more than 30% of the total commitment is utilized.

The fair value of the Company's long-term obligations was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets, which are considered Level 2 inputs. The aggregate fair value of the Company's long-term obligations was $1,141.6 million at December 30, 2023.

The Company was in compliance with all financial covenants and restrictions at December 30, 2023 and December 31, 2022.

7. SECURITIZATION FACILITY

On November 12, 2021, the Company (through a wholly owned special purpose entity, Aveanna SPV I, LLC) (the “special purpose entity”) entered into a Receivables Financing Agreement (the “Securitization Facility”) with a lending institution with a termination date of November 12, 2024. On July 31, 2023, the Company entered into an amendment to the Securitization Facility to extend its maturity to July 31, 2026. The maximum amount available under the Securitization Facility is $175.0 million, subject to certain borrowing base requirements. The Company incurred debt issuance costs of $2.4 million in connection with the Securitization Facility, which were capitalized and included in other long-term assets. The Company recognized interest expense related to the amortization of debt issuance costs of $0.5 million and $0.4 million for the fiscal years ended December 30, 2023 and December 31, 2022, respectively.

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

The outstanding balance under the Securitization Facility was $155.0 million and $140.0 million at December 30, 2023 and December 31, 2022, respectively. The balance accrues interest at a rate equal to the SOFR rate, plus a CSA, plus an applicable margin. The interest rate under the Securitization Facility was 8.95% at December 30, 2023.

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

The Company’s other assets and other liabilities measured at fair value are as follows (amounts in thousands):

	Fair Value Measurements at December 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$30,455	$-	$30,455
Interest rate swap agreements	-	23,022	-	23,022
Total derivative assets	$-	$53,477	$-	$53,477

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$47,459	$-	$47,459
Interest rate swap agreements	-	34,291	-	34,291
Total derivative assets	$-	$81,750	$-	$81,750

During the fiscal years ended December 30, 2023 and December 31, 2022, there were no transfers between Level 1, Level 2, and Level 3.

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

See Note 11 – Share-Based Compensation for further details on the Company’s deferred restricted stock units.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates, and the Company seeks to mitigate a portion of this risk by entering into derivative contracts. The Company currently uses interest rate swaps and interest rate caps. The Company recognizes derivatives as either assets or liabilities at fair value in the accompanying consolidated balance sheets and does not designate the derivatives as hedging instruments. Changes in the fair value of derivatives are therefore recorded in earnings throughout the terms of the respective derivatives. See Note 8 – Fair Value Measurements for further details on the fair value of Company’s derivative financial instruments.

The Company currently has two interest rate swap agreements intended to limit its exposure to interest rate risk on its variable rate debt. These swaps expire on June 30, 2026. Prior to the quarter ended July 1, 2023, the Company paid a fixed rate of 2.08% and received the one-month LIBOR rate, subject to a 0.50% floor. During the quarter ended July 1, 2023, the Company amended its interest rate swap agreements to change the benchmark under the agreements from LIBOR to SOFR. As of July 1, 2023, the Company pays a fixed rate of 2.03% under the interest rate swap agreements and receives the one-month SOFR rate, subject to a 0.50% floor. The aggregate notional amount of the interest rate swaps remained unchanged at $520.0 million at December 30, 2023 and December 31, 2022. The fair value of the interest rate swaps was a $23.0 million asset at December 30, 2023 and a $34.3 million asset at December 31, 2022 and is included in other long-term assets in the accompanying consolidated balance sheets. The Company does not apply hedge accounting to these agreements and records all mark-to-market adjustments directly to other income in the accompanying consolidated statements of operations, which are included within cash flows from operating activities in the accompanying consolidated statements of cash flows. The net settlements incurred with swap counterparties under the swap agreements were recognized through cash flows from operating activities in the accompanying consolidated statements of cash flows.

On February 9, 2022, the Company entered into interest rate cap agreements for an aggregate notional amount of $880.0 million and a cap rate of 3.00%. The premium paid for the interest rate cap agreements was $11.7 million. The cap agreements have an expiration date of February 28, 2027. Prior to the quarter ended July 1, 2023, the cap agreements provided that the counterparty would pay the Company the amount by which LIBOR exceeded 3.00% in a given measurement period. During the quarter ended July 1, 2023, the Company amended its interest rate cap agreements to provide that the counterparty will pay the Company the amount by which SOFR exceeds 2.96%. The fair value of the interest rate cap agreements at December 30, 2023 and December 31, 2022 was $30.5 million and $47.5 million, respectively, and is included in other long-term assets on the accompanying consolidated balance sheets. The Company does not apply hedge accounting to interest rate cap agreements and records all mark-to-market adjustments directly to other income in the accompanying consolidated statements of operations, which is an adjustment to reconcile cash flows from operating activities in the consolidated statement of cash flows. The premium payments of the interest rate caps were recognized through cash flows from investing activities.

The following mark-to-market (losses) gains from these derivatives not designated as hedging instruments were recognized in the Company’s consolidated statements of operations for the fiscal years ended December 30, 2023, and December 31, 2022, respectively.

	Statement of Operations	For the fiscal years ended
	Classification	December 30, 2023	December 31, 2022
Interest rate cap agreements	Other (expense) income	$(11,269)	$35,734
Interest rate swap agreements	Other (expense) income	$(17,004)	$49,633

The Company does not utilize financial instruments for trading or other speculative purposes.

10. INCOME TAXES

Beginning in 2022, the 2017 Tax Cuts and Jobs Act, as amended, eliminated current-year deductibility of research and experimentation ("R&E") expenditures and software development costs (collectively, "R&E expenditures") and instead requires the Company to charge its R&E expenditures to a capital account amortized over five years. For the 2023 tax year, the Company capitalized approximately $5.9 million of R&E expenditures for income tax purposes.

Income taxes consisted of the following for the fiscal years ended December 30, 2023 and December 31, 2022 (amounts in thousands):

	For the fiscal years ended
	December 30, 2023	December 31, 2022
Current income tax benefit:
Federal	$(7,821)	$(2,323)
State and local	2,334	658
Total Current	$(5,487)	$(1,665)
Deferred income tax expense (benefit):
Federal	$523	$(1,561)
State and local	492	1,446
Total Deferred	$1,015	$(115)
Total income tax benefit	$(4,472)	$(1,780)

A reconciliation of the difference between the federal statutory tax rate and the Company’s effective tax rate for income taxes for the fiscal years ended December 30, 2023 and December 31, 2022 is as follows (amounts expressed as a percentage):

	For the fiscal years ended
	December 30, 2023	December 31, 2022
U.S. Federal statutory income tax rate	(21.0)	(21.0)
State income taxes, net of federal tax benefits	1.4	0.3
Goodwill impairment	1.4	9.4
Other nondeductible expenses	0.4	0.2
Uncertain tax positions	(5.8)	(0.4)
Valuation allowance	20.8	11.6
Tax credits	(1.0)	(0.1)
Other	0.6	(0.3)
Effective tax rate	(3.2)	(0.3)

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities are as follows as of December 30, 2023 and December 31, 2022 (amounts in thousands):

	As of
	December 30, 2023	December 31, 2022
Deferred tax assets:
Estimated contractual adjustments	$16,282	$13,589
NOL, federal and state	24,952	30,175
Tax credits	2,134	2,688
Payroll related accruals	21,755	18,742
Intangible assets and goodwill	90,945	80,629
Interest expense limitation	80,644	59,871
Transaction costs	3,257	3,608
Accrued expenses	995	3,642
Lease liabilities	15,189	15,589
Stock compensation	10,164	8,481
Section 174 costs	2,706	1,079
Other	18	310
Gross deferred tax assets	269,041	238,403
Less: valuation allowance	(244,865)	(203,370)
Net deferred tax assets	24,176	35,033
Deferred tax (liabilities):
Property and equipment	(990)	(1,363)
Interest rate derivatives	(11,120)	(18,456)
Lease right of use assets	(12,998)	(14,254)
Other	(3,927)	(4,804)
Gross deferred tax (liabilities)	(29,035)	(38,877)
Net deferred tax assets (liabilities)	$(4,859)	$(3,844)

As of December 30, 2023, the Company had gross federal and state net operating loss (“NOL”) carryforwards of $21.2 million and $380.1 million, respectively. For those losses that have an expiration date, the carryforwards will expire at various dates from 2024 through 2042. For those losses incurred after 2017, there is no statutory time expiration for the federal and certain state NOLs. The Company also has unutilized Federal tax credits of approximately $1.6 million that will expire in years 2038 through 2042. A valuation allowance was established for federal and state losses and federal credits that the Company believes are not more likely than not to be realized in the near future.

Internal Revenue Code Sec. 163(j) limits the deduction for net interest expense that exceeds 30% of the taxpayer’s adjusted taxable income (“ATI”) for the years ended 2023 and 2022. Sec. 163(j) permits an indefinite carryforward of any disallowed business interest. As of December 30, 2023, the Company has $339.0 million of interest expense carryovers. The deferred tax asset associated with these interest expense carryovers of $80.6 million is partially offset by a valuation allowance as the Company believes the benefit of this carryover is not more likely than not to be realized in the future.

Annually, the Company assesses the future realization of the tax benefit of its existing deferred tax assets and determines whether a valuation allowance is needed. Based on the Company’s assessment, it is more likely than not that a portion of the deferred tax assets will not be realized in the future. As a result, the Company recorded a valuation allowance of $244.9 million against its deferred tax assets at December 30, 2023. The valuation allowance increased by $41.5 million from the $203.4 million valuation allowance recorded as of December 31, 2022. The increase is primarily related to new deferred tax assets associated with current year operations, including goodwill impairment. The Company will maintain the valuation allowance until an appropriate level of profitability is sustained or the Company is able to develop prudent and feasible tax planning strategies that enable management to conclude that deferred tax assets are realizable. The following table summarizes changes in the valuation allowance as of December 30, 2023 and December 31, 2022 (amounts in thousands):

	As of
	December 30, 2023	December 31, 2022
Beginning of year balance	$203,370	$105,000
Increases in valuation allowance	41,495	98,370
End of year balance	$244,865	$203,370

The Company is subject to U.S. federal and state income tax in multiple jurisdictions. With limited exceptions, years prior to the 2019 fiscal year are no longer open to U.S. federal, state, or local examinations by taxing authorities. The Company was under examination by the Internal Revenue Service (the “IRS”) for certain historical tax periods in fiscal years 2015, 2016 and 2017. As of December 30, 2023, the IRS and the Company effectively settled the examination, resulting in a re-measurement of certain of its Uncertain Tax Positions. Measurement of Uncertain Tax Positions that meet the more-likely-than-not recognition threshold shall consider the most probable outcome using the facts, circumstances, and information available at the reporting date. As a result of its effective settlement, the Company recognized $5.4 million of Unrecognized Tax Positions, not including accrued penalties and interest. The Company is not under any current income tax examinations by any state or local taxing authorities.

Uncertain Tax Positions

As of December 30, 2023 and December 31, 2022, the total unrecognized tax benefits were $1.7 million and $8.1 million, respectively, and accrued interest and penalties were $0.7 million and $1.8 million, respectively. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax benefit. If the Company were to prevail on all unrecognized tax benefits recorded, $2.4 million of tax benefit would impact the overall effective tax rate within the next 12 months. The following table, which excludes penalties and interest, summarizes changes in uncertain tax positions as of December 30, 2023 and December 31, 2022 (amounts in thousands):

	For the fiscal years ended
	December 30, 2023	December 31, 2022
Beginning of year balance	$8,135	$10,240
Settlements	(5,381)	-
Lapse of limitations	(1,063)	(2,105)
End of year balance	$1,691	$8,135

11. SHARE-BASED COMPENSATION

Stock Incentive Plans

On July 2, 2021, the Company's Board of Directors adopted the Company's 2021 Stock Incentive Plan (the “2021 Omnibus Incentive Plan”). The 2021 Omnibus Incentive Plan permits the grant of Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Stock or Cash Based Awards and Dividend Equivalents to enhance the Company's ability to attract, retain, and motivate persons who make important contributions to the Company. Since fiscal year 2021, the Company has granted Restricted Stock Units under the 2021 Omnibus Incentive Plan.

On April 19, 2021, the Company’s Board of Directors adopted the Company’s Amended and Restated 2017 Stock Incentive Plan (the “Amended 2017 Plan”). The Amended 2017 Plan (i) provides for the issuance of shares of common stock, as opposed to the Class B common stock previously issuable under the plan, to align with the Company’s Amended and Restated Certificate of Incorporation and (ii) modified the vesting terms of the existing issued performance-vesting options to vest upon the achievement of volume weighted average price (“VWAP”) per share hurdles for any ninety consecutive days commencing on or after the nine-month anniversary of the IPO. On June 17, 2021, the Company established the VWAP per share hurdles for the performance-vesting options.

Amended 2017 Plan

Outstanding awards granted under the Amended 2017 Plan included time-vesting options, performance-vesting options, and restricted stock awards. Most awards granted to Participants consist of 50% time-vesting options and 50% performance-vesting options. Time-vesting options vest 20% per year over a period of 5 years, and the only condition to vesting is the passage of time. The related compensation expense is recognized ratably over the required service period. Time-vesting options will fully vest upon the sale of the Company. The Company has also awarded accelerator-vesting options under the Amended 2017 Plan, which are subject to the time-based vesting schedule of 20% per year over a period of 5 years and provide additional value to holders, should the Company meet specified return levels to its stockholders.

Time-Vesting, Accelerator-Vesting, & Performance-Vesting Options

To determine the fair value of time-vesting and accelerator-vesting options under the Amended 2017 Plan, the Company utilized a Black-Scholes model. No time-vesting, accelerator-vesting, or performance-vesting options were awarded during the fiscal years ended December 30, 2023 and December 31, 2022 under the Amended 2017 Plan. The Company calculated the fair value of the outstanding performance-vesting options using the Monte Carlo option-pricing model. The Company recorded compensation expense, net of forfeitures of $0.7 million and $4.5 million during the fiscal years ended December 30, 2023, and December 31, 2022, respectively, which is included in corporate expenses and branch and regional administrative expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense related to all outstanding option awards issued under the Amended 2017 Plan was $1.2 million as of December 30, 2023.

The following table summarizes the Company’s options activity for the years ended December 30, 2023 and December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Total Intrinsic Value (in thousands)
Outstanding at January 1, 2022	15,270,086	6.63	6.3	28,697
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(895,569)	4.78	-	-
Outstanding at December 31, 2022	14,374,517	4.74	5.2	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(1,221,165)	7.87	-	-
Outstanding at December 30, 2023	13,153,352	5.80	4.2	-
Exercisable at December 30, 2023	7,418,022	6.68	4.1	-
Vested and expected to vest at December 30, 2023	13,153,352	5.80	4.2

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

The value of the remaining unsettled awards was recognized in deferred restricted stock units as of December 30, 2023 and December 31, 2022 in the accompanying consolidated balance sheets. There were no awards granted during the fiscal years ended December 30, 2023 and December 31, 2022.

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

The Pre-IPO Deferred RSUs are recorded at fair value upon issuance and are remeasured at fair value at each reporting date while classified as a liability and immediately prior to being reclassified as temporary equity. As the Pre-IPO Deferred RSUs are contingently redeemable, the Company does not subsequently adjust the redemption value once classified as temporary equity as it is not deemed probable that the Participant will terminate his or her service. As of both December 30, 2023 and December 31, 2022, the Company had recorded $2.1 million in temporary equity related to all outstanding awards in the accompanying consolidated balance sheets.

As of both December 30, 2023 and December 31, 2022, there were 194,750 Pre-IPO Deferred RSUs outstanding, all of which were fully vested. No Pre-IPO Deferred RSUs vested during the fiscal years ended December 30, 2023 and December 31, 2022. There was no compensation expense related to the Pre-IPO Deferred RSUs for the fiscal years ended December 30, 2023 and December 31, 2022.

2021 Omnibus Incentive Plan

Outstanding awards under the 2021 Omnibus Incentive Plan as of December 30, 2023 include restricted stock units which were granted to certain members of the Board of Directors and certain members of management of the Company. These restricted stock units vest over time and upon vesting convert into shares of common stock on a one-for-one basis.

Director Restricted Stock Units

On June 30, 2021, the Company awarded Directors an aggregate of 52,545 restricted stock units (“Director RSUs”) under the 2021 Omnibus Incentive Plan. The Director RSUs awarded on June 30, 2021 vested over a one-year period. On August 15, 2022, the Company awarded an aggregate of 308,055 Director RSUs which vest over a one-year period. The weighted average grant date per share fair value of Director RSUs was $2.11. On February 14, 2023, the Company awarded an aggregate of 634,923 Director RSUs which vest over a one-year period. The weighted average grant date per share fair value of Director RSUs was $1.26.

The Company recorded $1.1 million and $0.6 million of compensation expense during the fiscal years ended December 30, 2023 and December 31, 2022, respectively. This expense is included in corporate expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense associated with the Director RSUs as of December 30, 2023 was $0.1 million.

Management Restricted Stock Units

On December 29, 2021, the Company awarded certain members of Management an aggregate of 2,400,000 restricted stock units (“Management RSUs”) under the 2021 Omnibus Incentive Plan. The Management RSUs awarded on December 29, 2021 vest over a four-year period. The weighted average grant date per share fair value of Management RSUs granted during the fiscal year ended January 1, 2022 was $7.00. There were no such awards granted during the fiscal years ended December 30, 2023 and December 31, 2022. The Company recorded compensation expense, net of forfeitures, of $2.2 million and $3.9 million during the fiscal years ended December 30, 2023 and December 31, 2022, respectively, which is included in corporate expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense associated with the Management RSUs as of December 30, 2023 was $6.1 million.

Long-Term Incentive Plan ("LTIP")

In the first quarter of 2022 and in the first quarter of 2023, the Compensation Committee of the Company's Board of Directors approved LTIP grants of restricted stock units ("RSUs") and performance stock units ("PSUs") under the 2021 Omnibus Incentive Plan.

The RSUs are subject to a three-year service-based cliff vesting schedule commencing on the date of grant. Compensation cost for the RSUs is measured based on the grant date fair value of each share and the number of shares granted and is recognized over the applicable vesting period on a straight-line basis. In the first fiscal quarter of 2022, the Company granted 2,124,212 RSUs with a grant date per share fair value of $4.93. In the first fiscal quarter of 2023, the Company granted 4,073,186 RSUs with a grant date per share fair value of $1.26. The Company recorded compensation expense, net of forfeitures, of $2.8 million and $2.3 million during the fiscal year ended December 30, 2023 and December 31, 2022, respectively, which is included in corporate expenses and branch and regional administrative expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense as of December 30, 2023 was $5.2 million.

The PSUs granted in 2022 contain two performance criteria: (i) 50% based on relative total shareholder return ("TSR") over a three-year performance period, which measures the Company's total shareholder return as compared to the total shareholder return of a designated peer group, and (ii) 50% based on an adjusted EBITDA target over a one-year performance period. The PSUs are also subject to a three-year service-based cliff vesting schedule commencing on the date of grant. For the PSUs that have a service and a market condition, compensation cost is measured based on the grant date estimated fair value determined using a Monte Carlo simulation model and is recognized over the applicable vesting period on a straight-line basis. The fair value inputs included in the Monte Carlo simulation model were remaining measurement period of 2.88 years, stock price on date of grant of $4.93, daily average closing stock price for the two calendar months prior to the beginning of the performance period of $7.29, risk free rate of 1.77%, and the performance payout per TSR performance percentile. The PSUs granted in 2023 contain one performance criterion based on an adjusted EBITDA target which can be met in any one-year period over the three years subsequent to the grant date. For the PSUs that have a service and a performance condition, compensation cost is initially measured based on the grant date fair value of each share. Cumulative compensation cost is subsequently adjusted at the end of each reporting period to reflect the current estimation of achieving the performance condition. In the first fiscal quarter of 2022, the Company granted 1,389,801 PSUs with a weighted average grant date per share fair value of $5.24. In the first fiscal quarter of 2023, the Company granted 4,073,108 PSUs with a weighted average grant date per share fair value of $1.26. The Company recorded compensation expense, net of forfeitures, of $2.2 million and $1.1 million during the fiscal years ended December 30, 2023 and December 31, 2022, respectively, which is included in corporate expenses and branch and regional administrative expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense as of December 30, 2023 associated with the remaining PSUs was $4.2 million.

The following table summarizes the Company’s restricted stock units activity for the years ended December 30, 2023 and December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	2,452,545	7.12
Granted	3,941,930	4.73
Vested	(321,053)	6.15
Forfeited	(598,946)	5.57
Outstanding at December 31, 2022	5,474,476	5.63
Granted	9,186,837	1.26
Vested	(308,055)	2.11
Forfeited	(2,908,823)	3.55
Outstanding at December 30, 2023	11,444,435	2.79
Expected to vest at December 30, 2023	11,444,435	2.79

Senior Management Retention Plan ("SMRP")

In the second quarter of 2023, the Compensation Committee of the Company's Board of Directors approved SMRP awards to certain members of management to be paid in the form of RSUs under the 2021 Omnibus Incentive Plan. The awards were granted based on a fixed dollar value for each member of senior management included in the plan. The number of RSUs to be paid as compensation is dependent on the share price of the Company's common stock upon completion of both of the SMRP awards' performance criteria. The SMRP awards require the Company to achieve both specified revenue and adjusted EBITDA targets during the performance period ending June 30, 2026. The Company recorded compensation expense, net of forfeitures, of $2.8 million during the fiscal year ended

December 30, 2023, which is included in corporate expenses and branch and regional administrative expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense as of December 30, 2023 associated with the remaining SMRP awards was $12.2 million.

Total compensation expense, net of forfeitures, for all awards under the Amended 2017 Plan and 2021 Omnibus Incentive Plan was $12.0 million and $13.6 million for the fiscal years ended December 30, 2023 and December 31, 2022, respectively. Total unrecognized compensation expense for all awards under the Amended 2017 Plan and 2021 Omnibus Incentive Plan was $29.5 million and $22.6 million as of December 30, 2023 and December 31, 2022, respectively. The weighted-average period over which this expense is expected to be recognized is 2.1 years. The total fair value of all awards vested during the fiscal years ended December 30, 2023 and December 31, 2022 was $1.5 million and $4.5 million, respectively.

Employee Stock Purchase Plan

On April 28, 2021, the Company’s Board of Directors adopted the Aveanna Healthcare Holdings Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, shares of common stock may be purchased by eligible participants during defined purchase periods at 85% of the lesser of the closing price of the Company’s common stock on the first day or last day of each purchase period. The Company used a Black-Scholes option pricing model to value the common stock purchased as part of the Company's ESPP. The fair value estimated by the option pricing model is affected by the price of the common stock as well as subjective variables that include assumed interest rates, the expected dividend yield, and the expected share volatility over the term of the award. Fair value inputs for the purchase periods in 2022 included assumed risk free interest rate of 0.19% to 2.51%, expected volatility of 48% to 49%, and expected dividend yield of 0.00%. Fair value inputs for the purchase periods in 2023 included assumed risk free interest rate of 4.77% to 5.53%, expected volatility of 52%, and expected dividend yield of 0.00%. The Company recorded compensation expense of $1.2 million and $2.3 million associated during the fiscal years ended December 30, 2023 and December 31, 2022, respectively, which is included in corporate expenses, branch and regional administrative expenses and cost of revenue, excluding depreciation and amortization in the accompanying consolidated statements of operations. Participants purchased a total of 1,565,933 shares of common stock at a weighted average price of $0.60 per share during the fiscal year ended December 30, 2023. Participants purchased a total of 3,805,844 shares of common stock at a weighted average price of $1.05 per share during the fiscal year ended December 31, 2022.

See Note 19 - Subsequent Events for disclosure of additional ESPP share purchases completed after the fiscal year ended December 30, 2023.

12. LEASES

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

Amounts reported in the accompanying consolidated balance sheets as of December 30, 2023 and December 31, 2022 for operating leases were as follows (amounts in thousands):

	As of
	December 30, 2023	December 31, 2022
Operating lease right of use assets	$49,499	$54,601
Current portion of operating lease liabilities	$14,881	$13,070
Operating lease liabilities, less current portion	39,818	45,818
Total operating lease liabilities	$54,699	$58,888

Lease Costs

The components of lease cost for the fiscal years ended December 30, 2023 and December 31, 2022 are as follows (amounts in thousands):

	For the fiscal years ended
	December 30, 2023	December 31, 2022
Operating Lease Costs:
Operating lease cost	$21,803	$21,898
Variable lease costs	4,305	3,328
Short-term lease costs	2,460	1,640
Total lease cost	$28,568	$26,866

Supplemental Information

Information related to the Company’s operating lease right of use assets and related operating lease liabilities are as follows (dollar amounts in thousands):

	For the fiscal years ended
	December 30, 2023	December 31, 2022
Cash payments of operating lease liabilities	$(21,008)	$(22,626)
Operating lease right of use assets obtained in exchange for new operating lease liabilities	11,843	20,273
Weighted average remaining lease term	3.74 years	4.27 years
Weighted average discount rate	8.97%	7.48%

Maturity of Operating Lease Liabilities

Maturities of operating lease liabilities as of December 30, 2023 are as follows (amounts in thousands):

Year Ending:
December 28, 2024	$18,968
January 3, 2026	17,717
January 2, 2027	12,949
January 1, 2028	7,595
December 30, 2028	4,322
Thereafter	3,374
Total undiscounted lease payments	64,925
Less: Imputed Interest	(10,226)
Total	54,699

13. COMMITMENTS AND CONTINGENCIES

Insurance Reserves

As is typical in the healthcare industry, the Company is subject to claims that its services have resulted in patient injury or other adverse effects.

The accrued insurance reserves included in the accompanying consolidated balance sheets include estimates of the ultimate costs, including third-party legal defense costs, in the event the Company was unable to receive funds from claims made under commercial insurance policies, for claims that have been reported but not paid and claims that have been incurred but not reported at the balance sheet dates. Although substantially all reported claims are paid directly by the Company’s commercial insurance carriers (after the Company satisfies the applicable policy deductible and/or retention), the Company is ultimately responsible for payment of these claims in the event its insurance carriers become insolvent or otherwise do not honor the contractual obligations under the malpractice policies. The Company recognizes these estimated liabilities in its consolidated financial statements on a gross basis; with a corresponding receivable from the insurance carriers reflecting the contractual indemnity provided by the carriers under the related insurance policies.

Since October 1, 2023, the Company has maintained primary commercial insurance coverage on a claims-made basis for professional malpractice claims with a $2.0 million per claim deductible and $4.5 million per claim and annual aggregate limits. Prior to October 1, 2023, the Company maintained primary commercial insurance coverage on a claims made basis for professional malpractice claims with varying deductibles by policy year from $0.5 million to $1.5 million on a per claim basis and $5.0 million to $6.0 million per claim and annual aggregate limits. Moreover, the Company maintains excess insurance coverage for professional malpractice claims to cover any claims over the aggregate limits. In addition, the Company maintains workers’ compensation insurance with a $0.5 million per claim deductible and statutory limits. The Company reimburses insurance carriers for deductible losses under these policies. The Company’s insurance carriers require collateral to secure the Company’s obligation to reimburse insurance carriers for these deductible payments. Collateral as of December 30, 2023 was composed of $22.7 million of issued letters of credit and $0.7 million in cash collateral. Collateral as of December 31, 2022 was composed of $19.7 million of issued letters of credit, $1.9 million in cash collateral, and $2.9 million in surety bonds.

As of December 30, 2023, insurance reserves totaling $91.8 million were included on the consolidated balance sheets, representing $39.4 million and $52.4 million of reserves for professional malpractice claims and workers’ compensation claims, respectively. At December 31, 2022, insurance reserves totaling $90.3 million were included on the consolidated balance sheets, representing $41.8 million and $48.5 million of reserves for professional malpractice claims and workers’ compensation claims, respectively.

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

On August 6, 2020, the Company sued Epic/Freedom, LLC (“Seller”), Webster Capital Corporation, and Webster Equity Partners (collectively, the “Defendants”) in the Delaware Superior Court. The Company asserted that the Defendants made fraudulent representations and warranties in connection with the Company's acquisition of Epic Health Services Inc. The Company sought damages ranging from $24.0 million to $50.0 million. The Company also requested a declaratory judgment holding that the Defendants waived any claim to the Company’s continued possession of $7.1 million in escrow funds (the “Escrow Funds”) that were delivered to the Company in January 2018 by the acquisition escrow agent. In response, the Defendants asserted four counterclaims: (1) specific performance of an alleged right to control a tax audit; (2) advancement of litigation fees and expenses for certain individual Defendants; (3) a declaratory judgment; and (4) breach of contract claim concerning the Escrow Funds. The Company subsequently reached an agreement with the Defendants, which (1) allowed the Defendants to take a principal role in the applicable tax audit, though the Company will continue to communicate with the Internal Revenue Service and retain the ability to make strategic decisions with respect to the audit and (2) dismissed claims against certain individual Defendants mooting Defendants’ claims for advancement of litigation fees and expenses. On March 10, 2023, the parties entered into a confidential settlement agreement releasing all claims related to this matter and ending all related litigation. The settlement did not have a material impact on the consolidated results of operations. On April 4, 2023, as part of the settlement, the Company funded $6.8 million to an escrow account for the purpose of settling certain tax audits with the IRS, which have now been effectively settled with the IRS. To the extent that the amount of penalties and interest due to the IRS exceeds the escrowed funds, we as the taxpayer, will be required to fund such excess, but we have contractual rights to reimbursement from the Defendants.

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

14. EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries sponsor several defined contribution retirement plans, which qualify under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Certain of the Company’s retirement plans require or allow for contributions by the Company. Company contributions to the plans were approximately $5.7 million and $6.4 million for the fiscal years ended December 30, 2023 and December 31, 2022, respectively, and are included in cost of revenue, excluding depreciation and amortization, branch and regional administrative expenses, and corporate expenses in the accompanying consolidated statements of operations.

15. RELATED PARTY TRANSACTIONS

As of December 30, 2023, one of the Company’s stockholders owned 5.1% of the Company’s 2021 Extended Term Loan.

16. SEGMENT INFORMATION

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

Results shown for the fiscal years ended December 30, 2023 and December 31, 2022 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

The following tables summarize the Company’s segment information for the fiscal years ended December 30, 2023 and December 31, 2022, respectively (amounts in thousands):

	For the fiscal year ended December 30, 2023
	PDS	HHH	MS	Total
Revenue	$1,518,811	$218,628	$157,770	$1,895,209
Cost of revenue, excluding depreciation and amortization	1,095,091	113,762	90,924	1,299,777
Gross margin	$423,720	$104,866	$66,846	$595,432
Gross margin percentage	27.9%	48.0%	42.4%	31.4%

	For the fiscal year ended December 31, 2022
	PDS	HHH	MS	Total
Revenue	$1,415,105	$232,584	$139,956	$1,787,645
Cost of revenue, excluding depreciation and amortization	1,022,640	130,721	$81,057	1,234,418
Gross margin	$392,465	$101,863	$58,899	$553,227
Gross margin percentage	27.7%	43.8%	42.1%	30.9%

	For the fiscal years ended
Segment Reconciliation:	December 30, 2023	December 31, 2022
Total segment gross margin	$595,432	$553,227
Branch and regional administrative expenses	360,978	357,230
Corporate expenses	113,034	137,864
Goodwill impairment	105,136	675,346
Depreciation and amortization	13,778	21,313
Acquisition-related costs	466	99
Other operating (income) expense	(6,032)	3,651
Operating income (loss)	8,072	(642,276)
Interest income	327	679
Interest expense	(153,246)	(107,720)
Other income	5,851	85,503
Loss before income taxes	$(138,996)	$(663,814)

17. NET LOSS PER SHARE

The Company uses the treasury stock method to calculate net loss per share. Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is calculated by dividing net loss by the diluted weighted average number of shares of common stock outstanding for the period. For purposes of this calculation, outstanding stock options are considered potential dilutive shares of common stock. The following is a computation of basic and diluted net loss per share (amounts in thousands, except per share amounts):

	For the fiscal years ended
	December 30, 2023	December 31, 2022
Numerator:
Net loss	$(134,524)	$(662,034)
Denominator:
Weighted average shares of common stock outstanding (1), basic and diluted	189,956	185,553
Net loss per share, basic and diluted	$(0.71)	$(3.57)

Dilutive securities outstanding not included in the computation of diluted net loss per share, as their effect is antidilutive:
RSUs	7,460	4,113
PSUs	3,985	1,361
Stock options	13,153	14,375

1.
The calculation of weighted average shares of common stock outstanding includes all vested deferred restricted stock units.

18. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

Aveanna Healthcare Holdings Inc.
(Parent Company Only)
Condensed Balance Sheets
(Amounts in thousands, except share and per share data)

	As of
	December 30, 2023	December 31, 2022
Assets:
Investment in subsidiaries	$(127,435)	$(4,175)
Total assets	(127,435)	(4,175)
Deferred restricted stock units	2,135	2,135
Stockholders’ deficit:
Preferred stock, $0.01 par value as of December 30, 2023 and December 31, 2022
5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value, 1,000,000,000 shares authorized;
190,733,153 and 188,859,165 issued and outstanding, respectively	1,907	1,888
Additional paid-in capital	1,239,757	1,228,512
Accumulated deficit	(1,371,234)	(1,236,710)
Total stockholders’ deficit	(129,570)	(6,310)
Total liabilities, deferred restricted stock units, and stockholders’ deficit	$(127,435)	$(4,175)

Aveanna Healthcare Holdings Inc.
(Parent Company Only)
Condensed Statement of Operations
(Amounts in thousands, except per share data)

	For the fiscal years ended
	December 30, 2023	December 31, 2022
Deficit in net loss of subsidiaries	$(134,524)	$(662,034)
Net loss	$(134,524)	$(662,034)
Net loss per share, basic and diluted	$(0.71)	$(3.57)
Weighted average shares of common stock outstanding, basic and diluted	$189,956	$185,553

The accompanying note is an integral part of these condensed financial statements.

A statement of cash flows has not been presented as Aveanna Healthcare Holdings Inc. did not have any cash as of or for the fiscal years ended December 30, 2023 and December 31, 2022.

Note to Condensed Financial Statements of Registrant (Parent Company Only)

Basis of Presentation

These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of Aveanna Healthcare Holdings Inc. (“Parent”) (as defined in Rule 4-08(e)(3) of Regulation S-X) as of December 30, 2023 exceeded 25% of the consolidated net assets of the Company. The ability of the Company’s operating subsidiaries to pay dividends may be restricted due to the terms of the First Lien Term Loan, Revolver and Second Lien Term Loan, which are discussed in Note 6 – Long-Term Obligations.

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

19. SUBSEQUENT EVENTS

On December 31, 2023, participants in the ESPP purchased a total of 1,010,635 shares of common stock at a weighted average price of $1.33 per share. See Note 11 - Share Based Compensation for additional details of the ESPP.

In February 2024, the Company borrowed $20.0 million under the Securitization Facility primarily to fund general working capital needs. See Note 7 - Securitization Facility for additional details of the terms of the Securitization Facility.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act, that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 30, 2023. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of December 30, 2023, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting described below.

Management's Report on Internal Control Over Financial Reporting

Management under the supervision of, and with the participation of the Company’s principal executive officer, principal financial officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2023 based on the framework and the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the foregoing, management concluded that the Company’s internal control over financial reporting was not effective as of December 30, 2023 due to the material weakness we describe below.

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

For the year ended December 30, 2023, we identified control deficiencies related to overall information technology general controls (“ITGCs”) for both user access and program change-management for systems supporting the Company’s internal control processes and controls. Our business process controls (automated and manual) were also deemed ineffective because they are adversely impacted by these ineffective ITGCs. Additionally, we did not fully design and implement business process controls (automated and manual) that are dependent on one of the revenue systems in the Private Duty Service segment which is to be replaced in fiscal 2024. These control deficiencies could result in misstatements, potentially impacting all financial statement accounts and disclosures, that may not be prevented or detected. Accordingly, these deficiencies in aggregate constitute a material weakness.

The material weakness did not result in any identified misstatements to our consolidated financial statements, and there was no impact on previously released financial results.

Management has implemented and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated. The remediation actions include: (i) implementation of a new revenue system in Q1 2024; (ii) improvements to our ITGCs in the areas of user access and program change-management for systems supporting the Company’s internal control processes to ensure that internal controls are designed and operating effectively; and (iii) training and educating the control owners on ITGC policies concerning the principles and requirements of each control, with a focus on those related to user access and change-management over IT systems impacting financial reporting.

We believe that these actions will remediate the foregoing material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except for the actions intended to remediate the material weakness as described above, there were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15 (d) and 15d-15 (d) of the Exchange Act that occurred during our fourth quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Auditor Report

Our internal control over financial reporting as of December 30, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report herein.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer, principal financial officer and principal accounting officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aveanna Healthcare Holdings Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Aveanna Healthcare Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Aveanna Healthcare Holdings Inc. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of December 30, 2023, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

Management has identified a material weakness in the design and operation of controls related to not fully designing, implementing and monitoring information technology general controls, including user access and program change-management, for systems supporting the Company’s internal control processes. Business process controls (automated and manual) were also deemed ineffective because they are adversely impacted by ineffective information technology general controls. Additionally, management did not fully design and implement business process controls (automated and manual) that are dependent on one of the revenue systems in the Private Duty Service segment. These control deficiencies could result in misstatements potentially impacting all financial statement accounts and disclosures that may not be prevented or detected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated March 14, 2024, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Atlanta, Georgia

March 14, 2024

Item 9B. Other Information.

During the three-month period ended December 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference in the 2024 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 30, 2023.

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

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference in the 2024 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 30, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference in the 2024 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 30, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference in the 2024 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 30, 2023.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference in the 2024 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 30, 2023.

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
10.7+

Amended and Restated Employment Agreement, dated as of March 15, 2017, by and among Aveanna Healthcare LLC (f/k/a BCPE Eagle Buyer LLC), Pediatric Services of America, Inc. and Jeffrey Shaner (incorporated by reference to Exhibit 10.13 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021).

10.8+

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

10.11	Amendment No. 7 to the First Lien Credit Agreement, dated as of August 9, 2021, by and among Aveanna Healthcare LLC, Aveanna Healthcare Intermediate Holdings LLC, Barclays Bank PLC as

administrative agent and other lenders, agents, and guarantors party thereto (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2021).
10.12+	2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021).
10.13+	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.21 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021.
10.14+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.22 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021).
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

10.16

Receivable Financing Agreement, dated as of November 12, 2021, by and among Aveanna SPV I, LLC, as borrower, Aveanna Healthcare LLC, as initial servicer, PNC Bank, as administrative agent, and other lenders and agents party thereto (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2021).

10.17

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

10.18*

Eighth Amendment to the First Lien Credit Agreement, dated as of March 3, 2023, by and among Aveanna Healthcare LLC, Barclays Bank PLC as administrative agent and other lenders, agents, and guarantors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2023).

10.19*

Third Amendment to the Receivables Financing Agreement, dated July 31, 2023, by and among, Aveanna SPV I, LLC as borrower, Aveanna Healthcare LLC as initial servicer, PNC Bank, National Association as administrative agent, and PNC Capital Markets LLC as structuring agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 4, 2023).

10.20

Amendment No. 1 to Second Lien Credit Agreement, dated as of June 30, 2023, by and between Aveanna Healthcare LLC as Borrower Representative and a Borrower and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023).

10.21

Ninth Amendment to First Lien Credit Agreement, dated as of June 30, 2023, by and between Aveanna Healthcare LLC as Borrower and Barclays Bank PLC as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023).

10.22*+	Amended and Restated Employment Agreement, dated as of January 1, 2022, by and among Aveanna Healthcare LLC (f/k/a BCPE Eagle Buyer LLC), Pediatric Services of America, Inc. and Ed Reisz
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young, LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Claw Back Policy effective as of November 15, 2023
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

+ Management contract or compensatory plan arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aveanna Healthcare Holdings Inc.

Date: March 14, 2024	By:	/s/ Jeff Shaner
Jeff Shaner
President, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeff Shaner	President, Chief Executive Officer (Principal Executive Officer)	March 14, 2024
Jeff Shaner

/s/ Matthew Buckhalter	Chief Financial Officer (Principal Financial Officer)	March 14, 2024
Matthew Buckhalter

/s/ Deborah Stewart	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2024
Deborah Stewart

/s/ Rodney D. Windley	Chairman of the Board	March 14, 2024
Rodney D. Windley

/s/ Victor F. Ganzi	Member of the Board	March 14, 2024
Victor F. Ganzi

/s/ Christopher R. Gordon	Member of the Board	March 14, 2024
Christopher R. Gordon

/s/ Devin O'Reilly	Member of the Board	March 14, 2024
Devin O'Reilly

/s/ Sheldon M. Retchin	Member of the Board	March 14, 2024
Sheldon M. Retchin

/s/ Steve E. Rodgers	Member of the Board	March 14, 2024
Steve E. Rodgers

/s/ Erica Schwartz	Member of the Board	March 14, 2024
Erica Schwartz

/s/ Robert M. Williams, Jr.	Member of the Board	March 14, 2024
Robert M. Williams, Jr.

/s/ Richard C. Zoretic	Member of the Board	March 14, 2024
Richard C. Zoretic