Form 10-Q
period 2024-03-30
Aveanna Healthcare Holdings, Inc.
filed 2024-05-09
CIK 1832332

other a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

or

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

(Address of principal executive offices) (Zip code)

(770) 441-1580

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	AVAH	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 3, 2024, the registrant had 192,378,711 shares of common stock, $0.01 par value per share, outstanding.

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
▪
risks related to legal proceedings, claims and governmental inquiries given that the nature of our business exposes us to various liability claims, which may exceed the level of our insurance coverage; and
▪
the other risks described under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” contained in our Annual Report on Form 10-K filed on March 14, 2024.

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

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
	As of
	March 30, 2024	December 30, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,607	$43,942
Patient accounts receivable	257,544	236,558
Receivables under insured programs	11,024	9,250
Prepaid expenses	16,030	15,684
Other current assets	8,831	9,452
Total current assets	336,036	314,886
Property and equipment, net	19,424	20,548
Operating lease right of use assets	47,686	49,499
Goodwill	1,054,552	1,054,552
Intangible assets, net	93,364	94,010
Receivables under insured programs	24,991	21,315
Other long-term assets	66,899	58,175
Total assets	$1,642,952	$1,612,985

LIABILITIES, DEFERRED RESTRICTED STOCK UNITS, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and other accrued liabilities	$43,175	$30,130
Accrued payroll and employee benefits	68,953	67,160
Current portion of insurance reserves - insured programs	11,024	9,250
Current portion of insurance reserves	20,258	20,918
Securitization obligations	165,000	155,000
Current portion of long-term obligations	9,200	9,200
Current portion of operating lease liabilities	15,440	14,881
Other current liabilities	48,880	48,219
Total current liabilities	381,930	354,758
Revolving credit facility	-	-
Long-term obligations, less current portion	1,275,127	1,276,341
Long-term insurance reserves - insured programs	24,991	21,315
Long-term insurance reserves	46,629	40,290
Operating lease liabilities, less current portion	39,137	39,818
Deferred income taxes	5,473	4,859
Other long-term liabilities	3,803	3,039
Total liabilities	1,777,090	1,740,420
Commitments and contingencies (Note 10)
Deferred restricted stock units	2,135	2,135
Stockholders’ deficit:
Preferred stock, $0.01 par value as of March 30, 2024 and December 30, 2023
5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value, 1,000,000,000 shares authorized;
192,378,711 and 190,733,153 issued and outstanding, respectively	1,923	1,907
Additional paid-in capital	1,244,210	1,239,757
Accumulated deficit	(1,382,406)	(1,371,234)
Total stockholders’ deficit	(136,273)	(129,570)
Total liabilities, deferred restricted stock units, and stockholders’ deficit	$1,642,952	$1,612,985

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the three-month periods ended
	March 30, 2024	April 1, 2023
Revenue	$490,653	$466,413
Cost of revenue, excluding depreciation and amortization	344,799	321,948
Branch and regional administrative expenses	87,914	91,708
Corporate expenses	29,842	30,935
Depreciation and amortization	2,912	4,041
Acquisition-related costs	-	70
Other operating expense	2,320	72
Operating income	22,866	17,639
Interest income	102	75
Interest expense	(39,647)	(35,958)
Other income (expense)	18,169	(12,188)
Income (loss) before income taxes	1,490	(30,432)
Income tax expense	(12,662)	(1,566)
Net loss	$(11,172)	$(31,998)
Net loss per share:
Net loss per share, basic and diluted	$(0.06)	$(0.17)
Weighted average shares of common stock outstanding, basic and diluted	192,241	189,054

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Amounts in thousands, except share data)
(Unaudited)

	For the three-month period ended March 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 30, 2023	190,733,153	$1,907	$1,239,757	$(1,371,234)	$(129,570)
Employee stock purchase plan	1,010,635	10	1,339	-	1,349
Issuance of vested restricted shares	634,923	6	(6)	-	-
Non-cash share-based compensation	-	-	3,120	-	3,120
Net loss	-	-	-	(11,172)	(11,172)
Balance, March 30, 2024	192,378,711	$1,923	$1,244,210	$(1,382,406)	$(136,273)

	For the three-month period ended April 1, 2023
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	188,859,165	$1,888	$1,228,512	$(1,236,710)	$(6,310)
Non-cash share-based compensation	-	-	2,442	-	2,442
Net loss	-	-	-	(31,998)	(31,998)
Balance, April 1, 2023	188,859,165	$1,888	$1,230,954	$(1,268,708)	$(35,866)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the three-month periods ended
	March 30, 2024	April 1, 2023
Cash Flows From Operating Activities:
Net loss	$(11,172)	$(31,998)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,912	4,041
Amortization of deferred debt issuance costs	1,223	1,421
Amortization and impairment of operating lease right of use assets	6,233	4,236
Non-cash share-based compensation	4,081	2,442
Loss on disposal or impairment of licenses, property and equipment, and software	229	68
Fair value adjustments on interest rate derivatives	(8,276)	18,537
Deferred income taxes	614	594
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(20,986)	(20,595)
Prepaid expenses	(346)	(1,500)
Other current and long-term assets	(4,308)	(4,441)
Accounts payable and other accrued liabilities	13,065	(1,763)
Accrued payroll and employee benefits	1,793	18,316
Insurance reserves	5,679	1,960
Operating lease liabilities	(4,542)	(1,005)
Other current and long-term liabilities	1,829	17,182
Net cash (used in) provided by operating activities	(11,972)	7,495
Cash Flows From Investing Activities:
Purchase of certificates of need	-	(2,678)
Purchases of property and equipment, and software	(1,308)	(2,122)
Net cash used in investing activities	(1,308)	(4,800)
Cash Flows From Financing Activities:
Proceeds from employee stock purchase plan	1,349	-
Proceeds from securitization obligation	20,000	35,000
Repayment of securitization obligation	(10,000)	(20,000)
Proceeds from revolving credit facility	-	20,000
Repayments on revolving credit facility	-	(20,000)
Principal payments on term loans	(2,300)	(2,300)
Principal payments on notes payable	(1,383)	(3,192)
Principal payments on financing lease obligations	(65)	(206)
Settlements with interest rate swap counterparties	4,344	3,219
Net cash provided by financing activities	11,945	12,521
Net change in cash and cash equivalents	(1,335)	15,216
Cash and cash equivalents at beginning of period	43,942	19,217
Cash and cash equivalents at end of period	$42,607	$34,433

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$38,491	$24,196
Cash paid for income taxes, net of refunds received	$(64)	$(386)

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

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited consolidated financial statements do not include all the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, these interim unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 30, 2024 and the results of operations for the three-month periods ended March 30, 2024 and April 1, 2023, respectively. The results reported in these interim unaudited consolidated financial statements should not be regarded as indicative of results that may be expected for any future period or the year ending December 28, 2024. These interim unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 30, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024.

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52 or 53-week fiscal year. The interim unaudited consolidated balance sheets reflect the accounts of the Company as of March 30, 2024 and December 30, 2023. For the three-month periods ended March 30, 2024 and April 1, 2023, the interim unaudited consolidated statements of operations, stockholders' deficit, and cash flows reflect the accounts of the Company from December 31, 2023 through March 30, 2024 and January 1, 2023 through April 1, 2023, respectively.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard improves reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit (referred to as the “significant expense principle”). The standard will become effective for the fiscal year 2024 annual financial statements and interim financial statements thereafter and will be applied retrospectively for all prior periods presented in the financial statements, with early adoption permitted. The Company plans to adopt the standard when it becomes effective, beginning with the Company's fiscal year 2024 annual financial statements, and is currently evaluating the impact this guidance will have on the disclosures included in the notes to the consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard enhances income tax disclosure requirements for all entities by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. The standard will be effective for the fiscal year 2025 annual financial statements with early adoption permitted. The Company plans to adopt the standard when it becomes effective beginning with the Company's fiscal year 2025 annual financial statements, and the Company expects the adoption of the standard will impact certain of its income tax disclosures.

3. REVENUE

The Company evaluates the nature, amount, timing and uncertainty of revenue and cash flows using the five-step process. The Company uses a portfolio approach to group contracts with similar characteristics and analyze historical cash collection trends.

Revenue is primarily derived from (i) pediatric healthcare services provided to patients, including private duty nursing and therapy services; (ii) adult home health and hospice services (collectively “patient revenue”); and (iii) the delivery of enteral nutrition and other products to patients (“product revenue”). The services provided by the Company have no fixed duration and can be terminated by the patient or the facility at any time; therefore, each service provided is its own stand-alone contract. Incremental costs of obtaining a contract are expensed as incurred due to the short-term nature of the contracts.

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

Private Duty Services (“PDS”). The PDS business includes a broad range of pediatric and adult healthcare services, including private duty skilled nursing, non-clinical services, which include employer of record support services and personal care services, pediatric therapy services, rehabilitation services, and nursing services in schools and pediatric day healthcare centers.

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

Most contracts contain variable consideration, however, it is unlikely a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payers and by implicit price concessions which are estimated based on historical collection experience. Management estimates the transaction price on a payer-specific basis given its interpretation of the applicable regulations or contract terms. Updated regulations and contract negotiations occur frequently, necessitating regular review and assessment by management. There were no material revenue adjustments recognized from performance obligations satisfied or partially satisfied in previous periods for the three-month periods ended March 30, 2024 and April 1, 2023, respectively.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 30, 2024 and December 30, 2023, estimated contractual adjustments and implicit price concessions of $68.5 million and $62.6 million, respectively, were recorded as reductions to patient accounts receivable balances to arrive at the estimated collectible revenue and patient accounts receivable. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense which is included as a component of operating expenses in the consolidated statements of operations. The Company did not record any bad debt expense for the three-month periods ended March 30, 2024 and April 1, 2023, respectively.

The following table presents revenue by payer type as a percentage of total revenue for the three-month periods ended March 30, 2024 and April 1, 2023, respectively:

	For the three-month periods ended
	March 30, 2024	April 1, 2023
Medicaid MCO	56.0%	54.6%
Medicaid	22.3%	22.5%
Commercial	10.9%	10.2%
Medicare	10.7%	12.6%
Self-pay	0.1%	0.1%
Total revenue	100.0%	100.0%

4. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following as of March 30, 2024 and December 30, 2023, respectively (dollar amounts in thousands):

Instrument	Stated Maturity Date	Contractual Interest Rate	Interest Rate as of March 30, 2024	March 30, 2024	December 30, 2023
2021 Extended Term Loan (1)	07/2028	S + 3.75%	9.19%	$897,450	$899,750
Second Lien Term Loan (1)	12/2029	S + 7.00%	12.49%	415,000	415,000
Revolving Credit Facility (1)	04/2026	S + 3.75%	9.19%	-	-
Total principal amount of long-term obligations				1,312,450	1,314,750
Less: unamortized debt issuance costs				(28,123)	(29,209)
Total amount of long-term obligations, net of unamortized debt issuance costs				1,284,327	1,285,541
Less: current portion of long-term obligations				(9,200)	(9,200)
Total amount of long-term obligations, net of unamortized debt issuance costs, less current portion				$1,275,127	$1,276,341
(1) S = Greater of 0.50% or one-month SOFR, plus a credit spread adjustment

The 2021 Extended Term Loan bears interest, at the Company’s election, at a variable interest rate based on either SOFR (subject to a minimum of 0.50%), or an alternative base rate ABR (subject to a minimum of 2.00%) for the interest period relevant to such borrowing, plus a credit spread adjustment ("CSA") of 0.10% and an applicable margin of 3.75% for loans accruing interest based on SOFR, and an applicable margin of 2.75% for loans accruing interest based on ABR. The Revolving Credit Facility bears interest, at the Company’s election, at a variable interest rate based on either SOFR or ABR (subject to a minimum of 2.00%) for the interest period relevant to such borrowing, plus a CSA of 0.10% and an applicable margin of 3.75% for loans accruing interest based on SOFR, and an applicable margin of 2.75% for loans accruing interest based on ABR. As of March 30, 2024, the principal amount of the 2021 Extended Term Loan and borrowings under the Revolving Credit Facility accrued interest at a rate of 9.19%.

The Second Lien Term Loan bears interest at a rate per annum equal to, at the Company’s election, either (1) an applicable margin (equal to 6.00%) plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the Prime Rate and (c) the SOFR rate for an interest period of one month plus a CSA depending on the interest period plus 1.00%; or (2) an applicable margin (equal to 7.00%) plus SOFR and a CSA depending on the interest period; provided that such rate is not lower than a floor of 0.50%. As of March 30, 2024, the principal amount of the Second Lien Term Loan accrued interest at a rate of 12.49%.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debt issuance costs related to the term loans are recorded as a direct deduction from the carrying amount of the debt. The balance for debt issuance costs related to the term loans as of March 30, 2024 and December 30, 2023 was $28.1 million and $29.2 million, respectively. The Company recognized interest expense related to the amortization of debt issuance costs of $1.1 million and $1.4 million during the three-month periods ended March 30, 2024 and April 1, 2023, respectively.

Issued letters of credit as of March 30, 2024 and December 30, 2023 were $31.8 million and $31.9 million, respectively. There were no swingline loans outstanding as of March 30, 2024 or December 30, 2023. Borrowing capacity under the Company's Revolving Credit Facility was approximately $168.2 million as of March 30, 2024 and $168.1 million as of December 30, 2023. Available borrowing capacity under the Revolving Credit Facility is subject to a maintenance leverage covenant that becomes effective if more than 30% of the total commitment is utilized.

The fair value of the Company's long-term obligations was estimated using market-observable inputs from the Company’s comparable peers with public debt, including quoted prices in active markets, which are considered Level 2 inputs. The aggregate fair value of the Company's long-term obligations was $1,212.0 million at March 30, 2024.

The Company was in compliance with all financial covenants and restrictions under the foregoing instruments at March 30, 2024.

5. SECURITIZATION FACILITY

On November 12, 2021, the Company (through a wholly owned special purpose entity, Aveanna SPV I, LLC) (the “special purpose entity”) and a lending institution entered into a Receivables Financing Agreement, which, as amended, has a maturity date of July 31, 2026 (as amended, the “Securitization Facility”). The maximum amount available under the Securitization Facility is $175.0 million, subject to certain borrowing base requirements. The Company incurred debt issuance costs of $2.4 million in connection with the Securitization Facility, which were capitalized and included in other long-term assets. The Company recognized interest expense related to the amortization of debt issuance costs of $0.1 million and $0.1 million for the three-month periods ended March 30, 2024 and April 1, 2023, respectively.

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

The outstanding balance under the Securitization Facility was $165.0 million and $155.0 million at March 30, 2024 and December 30, 2023, respectively. The balance accrues interest at a rate equal to the SOFR rate, plus a CSA, plus an applicable margin. The interest rate under the Securitization Facility was 8.93% at March 30, 2024.

The Securitization Facility is accounted for as a collateralized financing activity, rather than a sale of assets; therefore: (i) accounts receivable balances pledged as collateral are presented as assets and the borrowings are presented as liabilities in the interim unaudited consolidated balance sheets; (ii) the consolidated statements of operations reflect the interest expense associated with the collateralized borrowings; and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within the consolidated statements of cash flows. The Securitization Facility is included within current liabilities on the interim unaudited consolidated balance sheets as it is collateralized by current patient accounts receivable and not because payments are due within one year of the balance sheet date.

6. FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, patient accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair values due to the short-term maturities of the instruments.

The Company’s other assets measured at fair value were as follows (amounts in thousands):

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Fair Value Measurements at March 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$35,293	$-	$35,293
Interest rate swap agreements	-	26,460	-	26,460
Total derivative assets	$-	$61,753	$-	$61,753

	Fair Value Measurements at December 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$30,455	$-	$30,455
Interest rate swap agreements	-	23,022	-	23,022
Total derivative assets	$-	$53,477	$-	$53,477

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

The Company currently has two interest rate swap agreements intended to limit its exposure to interest rate risk on its variable rate debt. These swaps expire on June 30, 2026. Prior to the quarter ended July 1, 2023, the interest rate swap agreements paid a fixed rate of 2.08% and received the one-month LIBOR rate, subject to a 0.50% floor. During the quarter ended July 1, 2023, the Company amended its interest rate swap agreements to change the benchmark rate under the agreements from LIBOR to SOFR. Since July 1, 2023, the interest rate swap agreements have paid a fixed rate of 2.03% and received the one-month SOFR rate, subject to a 0.50% floor. The aggregate notional amount of the interest rate swaps remained unchanged at $520.0 million at March 30, 2024 and December 30, 2023, respectively. The fair value of the interest rate swaps was $26.5 million at March 30, 2024 and $23.0 million at December 30, 2023 and is included in other long-term assets in the interim unaudited consolidated balance sheets. The Company does not apply hedge accounting to these agreements and records all mark-to-market adjustments directly to other income in the consolidated statements of operations, which are included within cash flows from operating activities in the consolidated statements of cash flows. The net settlements incurred with swap counterparties under the swap agreements are recognized through cash flows from financing activities in the consolidated statements of cash flows due to an other-than-insignificant financing element on the interest rate swaps.

The Company has interest rate cap agreements with an aggregate notional amount of $880.0 million and a cap rate of 3.00%. The cap agreements have an expiration date of February 28, 2027. Prior to the quarter ended July 1, 2023, the cap agreements provided that the counterparty would pay the Company the amount by which LIBOR exceeded 3.00% in a given measurement period. During the quarter ended July 1, 2023, the Company amended its interest rate cap agreements to provide that the counterparty would pay the Company the amount by which SOFR exceeds 2.96%. The fair value of the interest rate cap agreements was $35.3 million at March 30, 2024 and $30.5 million at December 30, 2023 and is included in other long-term assets on the interim unaudited consolidated balance sheets. The Company does not apply hedge accounting to interest rate cap agreements and records all mark-to-market adjustments directly to other income in the consolidated statements of operations, which are included within cash flows from operating activities in the consolidated statement of cash flows.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following losses and gains from these derivatives not designated as hedging instruments were recognized in the Company’s consolidated statements of operations for the three-month periods ended March 30, 2024 and April 1, 2023, respectively (amounts in thousands):

	Statement of Operations	For the three-month periods ended
	Classification	March 30, 2024	April 1, 2023
Interest rate cap agreements	Other income (expense)	$4,838	$(11,036)
Interest rate swap agreements	Other income (expense)	$3,438	$(7,501)

The Company does not utilize financial instruments for trading or other speculative purposes.

8. INCOME TAXES

The Company’s provision for income taxes is recorded on an interim basis based upon the Company’s estimate of the annual effective income tax rate for the full year applied to “ordinary” income or loss, adjusted each quarter for discrete items.

The Company recorded income tax expense of $12.7 million and $1.6 million for the three-month periods ended March 30, 2024 and April 1, 2023, respectively. The Company’s effective tax rate was 849.8% and negative 5.1% for the three-month periods ended March 30, 2024 and April 1, 2023, respectively. The effective tax rates for the three-month periods ended March 30, 2024 and April 1, 2023 differed from the statutory rate of 21% primarily due to increased current federal and state taxes resulting from certain non-deductible expenses, most notably interest expense, and the changes in the valuation allowance recorded against certain deferred tax assets.

For the three-month period ended March 30, 2024, there were no material changes to the Company’s uncertain tax positions. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions in income tax expense in the accompanying consolidated statements of operations.

9. SHARE-BASED COMPENSATION

Pre-IPO Options and Management Restricted Units

The Company recorded compensation expense, net of forfeitures, of $0.8 million and $0.5 million for the three-month periods ended March 30, 2024 and April 1, 2023, respectively, which is included in corporate and branch and regional administrative expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense as of March 30, 2024 associated with these outstanding awards was $5.8 million.

Director Restricted Stock Units

In February 2024, the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") approved grants of 331,950 restricted stock units, with a grant date per share fair value of $2.41, to certain independent Directors ("Director RSUs"). Director RSUs vest over a one-year period. The Company recorded compensation expense of $0.2 million and $0.3 million for the three-month periods ended March 30, 2024 and April 1, 2023, respectively, which is included in corporate expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense as of March 30, 2024 associated with outstanding director restricted stock units was $0.7 million.

Long-Term Incentive Plan ("LTIP")

During the three-month period ended March 30, 2024, the Compensation Committee approved grants of restricted stock units ("RSUs") and performance stock units ("PSUs") under the Company's 2021 Omnibus Stock Incentive Plan.

The RSUs are subject to a three-year service-based cliff vesting schedule commencing on the date of grant. Compensation cost for the RSUs is measured based on the grant date fair value of each share and the number of shares granted and is recognized over the applicable vesting period on a straight-line basis. During the three-month period ended March 30, 2024, the Company granted 2,873,968 RSUs with a grant date per share fair value of $2.41. The PSUs contain a performance criteria based on an adjusted EBITDA target over a three-year performance period. The PSUs are also subject to a three-year service-based cliff vesting schedule commencing on the date of grant. The PSUs have a service and a performance condition and compensation cost is

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

initially measured based on the grant date fair value of each share. Cumulative compensation cost is subsequently adjusted at the end of each reporting period to reflect the current estimation of achieving the performance condition. During the three-month period ended March 30, 2024, the Company granted 2,873,881 PSUs with a weighted average grant date per share fair value of $2.41.

Total compensation expense, net of forfeitures, for all outstanding awards under the LTIP described above was $1.7 million and $1.4 million for the three-month periods ended March 30, 2024 and April 1, 2023, respectively, which is included in corporate and branch and regional administrative expenses in the accompanying consolidated statements of operations. Total unrecognized compensation expense for all awards under the LTIP was $18.9 million as of March 30, 2024.

Senior Management Retention Plan ("SMRP")

In the second quarter of 2023, the Compensation Committee approved SMRP awards to certain members of management to be paid in the form of RSUs under the 2021 Omnibus Stock Incentive Plan. The awards were granted based on a fixed dollar value for each member of senior management included in the plan. The Company recorded compensation expense, net of forfeitures, of $1.0 million during the three-month period ended March 30, 2024, which is included in corporate expenses and branch and regional administrative expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense as of March 30, 2024 associated with the remaining SMRP awards was $11.2 million.

Employee Stock Purchase Plan

During the three-month period ended March 30, 2024, participants purchased a total of 1,010,635 shares of common stock at a price of $1.33 per share. The Company recorded compensation expense of $0.4 million and $0.2 million for the three-month periods ended March 30, 2024 and April 1, 2023, respectively, which is included in corporate expenses, branch and regional administrative expenses and cost of revenue, excluding depreciation and amortization in the accompanying consolidated statements of operations.

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

Since October 1, 2023, the Company has maintained primary commercial insurance coverage on a claims-made basis for professional malpractice claims with a $2.0 million per claim deductible and $4.5 million per claim and annual aggregate limits. Prior to October 1, 2023, the Company maintained primary commercial insurance coverage on a claims made basis for professional malpractice claims with varying deductibles by policy year from $0.5 million to $1.5 million on a per claim basis and $5.0 million to $6.0 million per claim and annual aggregate limits. Moreover, the Company maintains excess insurance coverage for professional malpractice claims to cover any claims over the aggregate limits. In addition, the Company maintains workers’ compensation insurance with a $0.5 million per claim deductible and statutory limits. The Company reimburses insurance carriers for deductible losses under these policies. The Company’s insurance carriers require collateral to secure the Company’s obligation to reimburse insurance carriers for these deductible payments. Collateral as of March 30, 2024 was comprised of $22.7 million of issued letters of credit and $0.7 million in cash collateral. Collateral as of December 30, 2023 was comprised of $22.7 million of issued letters of credit and $0.7 million in cash collateral.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 30, 2024, insurance reserves totaling $102.9 million were included on the interim unaudited consolidated balance sheets, representing $42.0 million and $60.9 million of reserves for professional malpractice claims and workers’ compensation claims, respectively. At December 30, 2023, insurance reserves totaling $91.8 million were included on the consolidated balance sheets, representing $39.4 million and $52.4 million of reserves for professional malpractice claims and workers’ compensation claims, respectively.

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

Healthcare Regulatory Matters

Starting on October 30, 2019 the Company has received grand jury subpoenas issued by the U.S. Department of Justice, Antitrust Division (the “Antitrust Division”), requiring the production of documents and information pertaining to nurse wages, reimbursement rates, and hiring activities in a few of its local markets. The Company is fully cooperating with the Antitrust

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Division with respect to this investigation, and management believes that a loss event is not probable and that this matter will not materially impact the Company’s business, results of operations or financial condition. However, based on the information currently available to the Company, management cannot predict the timing or outcome of this investigation or predict the possible loss or range of loss, if any, associated with the resolution of this matter.

On July 19, 2023, the Company received a Civil Investigation Demand issued by the U.S. Department of Justice, United States Attorney’s Office, Middle District of Alabama (the “AUSA”), requiring the production of documents and information pertaining to Comfort Care Hospice, LLC, an indirect wholly owned subsidiary of the Company, regarding issues of (1) improper submission of claims to Medicare and other federal healthcare programs for service to patients who were ineligible or not properly certified for said healthcare services and (2) improper remuneration to medical directors and skilled nursing facilities for patient referrals in violation of certain federal regulations. The Company is fully cooperating with the AUSA with respect to this investigation, and management believes that a loss event is not probable and that this matter will not materially impact the Company’s business, results of operations or financial condition. However, based on the information currently available to the Company, management cannot predict the timing or outcome of this investigation or predict the possible loss or range of loss, if any, associated with the resolution of this matter.

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

11. RELATED PARTY TRANSACTIONS

As of March 30, 2024, one of the Company’s majority stockholders owned 5.1% of the Company’s 2021 Extended Term Loan.

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

Results shown for the three-month periods ended March 30, 2024 and April 1, 2023 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

The following tables summarize the Company’s segment information for the three-month periods ended March 30, 2024 and April 1, 2023, respectively (amounts in thousands):

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the three-month period ended March 30, 2024
	PDS	HHH	MS	Total
Revenue	$395,009	$54,613	$41,031	$490,653
Cost of revenue, excluding depreciation and amortization	294,874	25,639	24,286	344,799
Gross margin	$100,135	$28,974	$16,745	$145,854
Gross margin percentage	25.4%	53.1%	40.8%	29.7%

	For the three-month period ended April 1, 2023
	PDS	HHH	MS	Total
Revenue	$372,947	$56,126	$37,340	$466,413
Cost of revenue, excluding depreciation and amortization	268,763	31,095	$22,090	321,948
Gross margin	$104,184	$25,031	$15,250	$144,465
Gross margin percentage	27.9%	44.6%	40.8%	31.0%

	For the three-month periods ended
Segment Reconciliation:	March 30, 2024	April 1, 2023
Total segment gross margin	$145,854	$144,465
Branch and regional administrative expenses	87,914	91,708
Corporate expenses	29,842	30,935
Depreciation and amortization	2,912	4,041
Acquisition-related costs	-	70
Other operating expense	2,320	72
Operating income	22,866	17,639
Interest income	102	75
Interest expense	(39,647)	(35,958)
Other income (expense)	18,169	(12,188)
Income (loss) before income taxes	$1,490	$(30,432)

13. NET LOSS PER SHARE

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

	For the three-month periods ended
	March 30, 2024	April 1, 2023
Numerator:
Net loss	$(11,172)	$(31,998)
Denominator:
Weighted average shares of common stock outstanding (1), basic and diluted	192,241	189,054
Net loss per share, basic and diluted	$(0.06)	$(0.17)

Dilutive securities outstanding not included in the computation of diluted net loss per share, as their effect is antidilutive:
RSUs	9,709	8,570
PSUs	6,558	4,620
Stock options	13,153	14,236

(1)
The calculation of weighted average shares of common stock outstanding includes all vested deferred restricted stock units

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations, financial condition, liquidity and cash flows for the periods presented below. This discussion should be read in conjunction with the interim unaudited consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and related notes, our “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in each case included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 filed with the SEC. As discussed in the section above titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements that are based upon our current expectations, including with respect to our future revenues and operating results. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below as well as in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

Unless otherwise provided, “Aveanna,” “we,” “our” and the “Company” refer to Aveanna Healthcare Holdings Inc. and its consolidated subsidiaries.

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52-week or 53-week fiscal year. “Fiscal year 2024” refers to the 52-week fiscal year ending on December 28, 2024. “Fiscal year 2023” refers to the 52-week fiscal year ended on December 30, 2023. The “three-month period ended March 30, 2024”, or “first quarter of 2024” refers to the 13-week fiscal quarter ended on March 30, 2024. The “three-month period ended April 1, 2023” or “first quarter of 2023” refers to the 13-week fiscal quarter ended on April 1, 2023.

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

The following table summarizes the revenues generated by each of our segments for the three-month periods ended March 30, 2024 and April 1, 2023, respectively:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the three-month period ended March 30, 2024	$490,653	$395,009	$54,613	$41,031
Percentage of consolidated revenue		81%	11%	8%
For the three-month period ended April 1, 2023	$466,413	$372,947	$56,126	$37,340
Percentage of consolidated revenue		80%	12%	8%

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

Recent Developments

CMS Final Rule: “Ensuring Access to Medicaid Services”

On April 22, 2024, the U.S. Department of Health & Human Services through the Centers for Medicare and Medicaid Services ("CMS") released the “Ensuring Access to Medicaid Services” final rule (CMS-2442-F). The final rule has a stated goal of improving access to services for Medicaid beneficiaries. As part of this rule, CMS requires that state Medicaid departments provide assurances that a minimum of 80% of Medicaid payments for personal care and similar services be spent on compensation to and clinical supervision of the direct care workers providing these services. While the effective date of the final rule is July 9, 2024, the states are allowed six years to implement the provisions regarding the 80% minimum payment. The ultimate impact of the final rule is not expected to have a material impact to our results of operations.

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

Results of Operations

Three-Month Period Ended March 30, 2024 Compared to the Three-Month Period Ended April 1, 2023

The following table summarizes our consolidated results of operations, including Field contribution, which is a non-GAAP measure (see “Non-GAAP Financial Measures” below), for the three-month periods indicated:

	For the three-month periods ended
(dollars in thousands)	March 30, 2024	% of Revenue	April 1, 2023	% of Revenue	Change	% Change
Revenue	$490,653	100.0%	$466,413	100.0%	$24,240	5.2%
Cost of revenue, excluding depreciation and amortization	344,799	70.3%	321,948	69.0%	22,851	7.1%
Gross margin	$145,854	29.7%	$144,465	31.0%	$1,389	1.0%
Branch and regional administrative expenses	87,914	17.9%	91,708	19.7%	(3,794)	-4.1%
Corporate expenses	29,842	6.1%	30,935	6.6%	(1,093)	-3.5%
Depreciation and amortization	2,912	0.6%	4,041	0.9%	(1,129)	-27.9%
Acquisition-related costs	-	0.0%	70	0.0%	(70)	-100.0%
Other operating expense	2,320	0.5%	72	0.0%	2,248	NM
Operating income	$22,866	4.7%	$17,639	3.8%	$5,227	29.6%
Interest expense, net	(39,545)		(35,883)		(3,662)	10.2%
Other income (expense)	18,169		(12,188)		30,357	249.1%
Income tax expense	(12,662)		(1,566)		(11,096)	708.6%
Net loss	$(11,172)		$(31,998)		$20,826	65.1%

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the three-month periods indicated:

	For the three-month periods ended
(dollars in thousands)	March 30, 2024	April 1, 2023	Change	% Change
Revenue	$490,653	$466,413	$24,240	5.2%
Cost of revenue, excluding depreciation and amortization	344,799	321,948	22,851	7.1%
Gross margin	$145,854	$144,465	$1,389	1.0%
Gross margin percentage	29.7%	31.0%
Branch and regional administrative expenses	87,914	91,708	(3,794)	-4.1%
Field contribution	$57,940	$52,757	$5,183	9.8%
Field contribution margin	11.8%	11.3%
Corporate expenses	$29,842	$30,935	$(1,093)	-3.5%
As a percentage of revenue	6.1%	6.6%
Operating income	$22,866	$17,639	$5,227	29.6%
As a percentage of revenue	4.7%	3.8%

The following tables summarize our key performance measures by segment for the three-month periods indicated:

	PDS
	For the three-month periods ended
(dollars and hours in thousands)	March 30, 2024	April 1, 2023	Change	% Change
Revenue	$395,009	$372,947	$22,062	5.9%
Cost of revenue, excluding depreciation and amortization	294,874	268,763	26,111	9.7%
Gross margin	$100,135	$104,184	$(4,049)	-3.9%
Gross margin percentage	25.4%	27.9%		-2.5%	(4)
Hours	10,264	9,783	481	4.9%
Revenue rate	$38.48	$38.12	$0.36	1.0%	(1)
Cost of revenue rate	$28.73	$27.47	$1.26	4.8%	(2)
Spread rate	$9.75	$10.65	$(0.90)	-8.8%	(3)

	HHH
	For the three-month periods ended
(dollars and admissions/episodes in thousands)	March 30, 2024	April 1, 2023	Change	% Change
Revenue	$54,613	$56,126	$(1,513)	-2.7%
Cost of revenue, excluding depreciation and amortization	25,639	31,095	(5,456)	-17.5%
Gross margin	$28,974	$25,031	$3,943	15.8%
Gross margin percentage	53.1%	44.6%		8.5%	(4)
Home health total admissions (5)	10.1	11.7	(1.6)	-13.7%
Home health episodic admissions (6)	7.6	8.0	(0.4)	-5.0%
Home health total episodes (7)	12.1	11.9	0.2	1.7%
Home health revenue per completed episode (8)	$3,070	$2,969	$101	3.4%

	MS
	For the three-month periods ended
(dollars and UPS in thousands)	March 30, 2024	April 1, 2023	Change	% Change
Revenue	$41,031	$37,340	$3,691	9.9%
Cost of revenue, excluding depreciation and amortization	24,286	22,090	2,196	9.9%
Gross margin	$16,745	$15,250	$1,495	9.8%
Gross margin percentage	40.8%	40.8%		0.0%	(4)
Unique patients served (“UPS”)	92	85	7	8.2%
Revenue rate	$445.99	$439.29	$6.70	1.7%	(1)
Cost of revenue rate	$263.98	$259.88	$4.10	1.7%	(2)
Spread rate	$182.01	$179.41	$2.60	1.6%	(3)

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

The following discussion of our results of operations should be read in conjunction with the foregoing tables summarizing our consolidated results of operations and key performance measures, as well as our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

Summary Operating Results

Operating Income

Operating income was $22.9 million for the three-month period ended March 30, 2024, as compared to operating income of $17.6 million for the three-month period ended April 1, 2023, an increase of $5.2 million, or 29.6%.

Operating income for the first fiscal quarter of 2024 was positively impacted by an increase of $5.2 million, or 9.8%, in Field contribution as compared to the first fiscal quarter of 2023. The $5.2 million increase in Field contribution resulted from a $24.2 million, or 5.2%, increase in consolidated revenue and a 0.5% increase in our Field contribution margin to 11.8% for the first fiscal quarter of 2024 from 11.3% for the first fiscal quarter of 2023. The primary driver of our higher Field contribution margin year over year was a 1.8% decrease in branch and regional administrative expenses as a percentage of revenue to 17.9% for the first fiscal quarter of 2024 from 19.7% for the first fiscal quarter of 2023.

The overall $5.2 million increase in operating income over the comparable periods primarily consists of:

•
the previously discussed $5.2 million increase in operating income;
•
a $1.1 million decrease in corporate expenses;
•
a $1.1 million decrease in depreciation and amortization; offset by
•
a $2.2 million increase in other operating expense.

Net Loss

Net loss for the three-month period ended March 30, 2024 was $11.2 million, as compared to net loss of $32.0 million for the three-month period ended April 1, 2023. The $20.8 million decrease in net loss was primarily driven by the following:

•
the previously discussed $5.2 million increase in operating income; and
•
an aggregate $30.4 million increase in valuation gains on interest rate derivatives, and increases in net settlements received from interest rate derivative counterparties over the comparable periods; offset by
•
a $3.7 million increase in interest expense, net of interest income; and
•
an $11.1 million increase in income tax expense.

Revenue

Revenue was $490.7 million for the three-month period ended March 30, 2024, as compared to $466.4 million for the three-month period ended April 1, 2023, an increase of $24.2 million, or 5.2%. This increase resulted from the following segment activity:

•
a $22.1 million, or 5.9%, increase in PDS revenue;
•
a $1.5 million, or 2.7%, decrease in HHH revenue; and
•
a $3.7 million, or 9.9%, increase in MS revenue.

Our PDS segment revenue growth of $22.1 million, or 5.9%, for the three-month period ended March 30, 2024 was attributable to a 4.9% increase in volume and a 1.0% increase in revenue rate. The 4.9% increase in volume was primarily attributable to growth in demand for non-clinical services.

The 1.0% increase in PDS revenue rate for the three-month period ended March 30, 2024, as compared to the three-month period ended April 1, 2023, resulted primarily from reimbursement rate increases issued by various state Medicaid programs and Managed Medicaid payers, offset by increases in implicit price concessions.

Our HHH segment revenue decrease of $1.5 million, or 2.7%, for the three-month period ended March 30, 2024 resulted primarily from a decline in volumes over the comparable period. While home health total admissions declined 13.7% over the comparable period, total segment revenue declined by a lower rate primarily due to improvements in home health episodic mix.

The $3.7 million, or 9.9%, increase in MS segment revenue for the three-month period ended March 30, 2024, as compared to the three-month period ended April 1, 2023, was attributable to volume growth of 8.2% combined with a 1.7% increase in revenue rate over the comparable period.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $344.8 million for the three-month period ended March 30, 2024, as compared to $321.9 million for the three-month period ended April 1, 2023, an increase of $22.9 million, or 7.1%. This increase resulted from the following segment activity:

•
a $26.1 million, or 9.7%, increase in PDS cost of revenue;
•
a $5.5 million, or 17.5%, decrease in HHH cost of revenue; and
•
a $2.2 million, or 9.9%, increase in MS cost of revenue.

The 9.7% increase in PDS cost of revenue for the three-month period ended March 30, 2024 resulted from the previously described 4.9% increase in PDS volume combined with a 4.8% increase in PDS cost of revenue rate. The 4.8% increase in cost of revenue rate primarily resulted from higher caregiver labor costs, including the pass-through of state reimbursement rate increases.

The 17.5% decrease in HHH cost of revenue for the three-month period ended March 30, 2024 was driven primarily by a decline in HHH volumes and improvements in HHH caregiver utilization.

The 9.9% increase in MS cost of revenue for the three-month period ended March 30, 2024 was driven by the previously described 8.2% growth in MS volumes and a 1.7% increase in cost of revenue rate.

Gross Margin and Gross Margin Percentage

Gross margin was $145.9 million, or 29.7% of revenue, for the three-month period ended March 30, 2024, as compared to $144.5 million, or 31.0% of revenue, for the three-month period ended April 1, 2023. Gross margin increased $1.4 million, or 1.0%, from the comparable prior year quarter. The 1.3% decrease in gross margin percentage for the three-month period ended March 30, 2024 resulted from the combined changes in our revenue rates and cost of revenue rates in each of our segments, which we refer to as the change in our spread rate, as follows:

•
an 8.8% decrease in PDS spread rate from $10.65 to $9.75 driven by the 1.0% increase in PDS revenue rate, net of the 4.8% increase in PDS cost of revenue rate;
•
a 1.6% increase in MS spread rate from $179.41 to $182.01 driven by the 1.7% increase in MS revenue rate, net of the 1.7% increase in MS cost of revenue rate; and
•
our HHH segment, in which gross margin percentage increased by 8.5%.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $87.9 million, or 17.9% of revenue, for the three-month period ended March 30, 2024, as compared to $91.7 million, or 19.7% of revenue, for the three-month period ended April 1, 2023, a decrease of $3.8 million, or 4.1%.

The 4.1% decrease in branch and regional administrative expenses for the three-month period ended March 30, 2024, as compared to the three-month period ended April 1, 2023, was primarily due to the positive effects of restructuring portions of our branch and regional operating structure, which resulted in the overall 1.8% decrease in branch and regional administrative expenses as a percentage of revenue during the comparable three-month periods.

Field Contribution and Field Contribution Margin

Field contribution was $57.9 million, or 11.8% of revenue, for the three-month period ended March 30, 2024, as compared to $52.8 million, or 11.3% of revenue, for the three-month period ended April 1, 2023. Field contribution increased $5.2 million, or 9.8%, for the three-month period ended March 30, 2024, as compared to the three-month period ended April 1, 2023. The 0.5% increase in Field contribution margin for the three-month period ended March 30, 2024 resulted from the following:

•
a 1.8% decrease in branch and regional administrative expenses as a percentage of revenue in the three-month period ended March 30, 2024, as compared to the three-month period ended April 1, 2023; offset by
•
a 1.3% decrease in gross margin percentage in the three-month period ended March 30, 2024, as compared to the three-month period ended April 1, 2023.

Field contribution and Field contribution margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the three-month periods ended March 30, 2024 and April 1, 2023 were as follows:

	For the three-month periods ended
	March 30, 2024		April 1, 2023
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$490,653		$466,413
Corporate expense components:
Compensation and benefits	$15,878	3.2%	$16,765	3.6%
Non-cash share-based compensation	2,423	0.5%	2,161	0.5%
Professional services	6,313	1.3%	5,973	1.3%
Rent and facilities expense	3,013	0.6%	2,861	0.6%
Office and administrative	577	0.1%	217	0.0%
Other	1,638	0.3%	2,958	0.6%
Total corporate expenses	$29,842	6.1%	$30,935	6.6%

Corporate expenses were $29.8 million, or 6.1% of revenue, for the three-month period ended March 30, 2024, as compared to $30.9 million, or 6.6% of revenue, for the three-month period ended April 1, 2023. The $1.1 million, or 3.5%, decrease in corporate expenses resulted primarily from lower compensation and benefits costs and lower public company insurance costs.

Depreciation and Amortization

Depreciation and amortization was $2.9 million for the three-month period ended March 30, 2024, as compared to $4.0 million for the three-month period ended April 1, 2023, a decrease of $1.1 million, or 27.9%. The $1.1 million decrease primarily resulted from improved capital asset management.

Other Operating Expense

Other operating expense was $2.3 million for the three-month period ended March 30, 2024, as compared to other operating expense of $0.1 million for the three-month period ended April 1, 2023, an increase of $2.2 million. The $2.2 million increase primarily resulted from an impairment of a certain facility lease asset recorded in the current fiscal quarter.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $39.5 million for the three-month period ended March 30, 2024, as compared to $35.9 million for the three-month period ended April 1, 2023, an increase of $3.7 million, or 10.2%. The increase was primarily driven by higher interest rates due to continued increases in the U.S. federal funds rate and slightly higher borrowing under our Securitization Facility. See further analysis under Liquidity and Capital Resources below.

Other Income (Expense)

Other income was $18.2 million for the three-month period ended March 30, 2024, as compared to other expense of $12.2 million for the three-month period ended April 1, 2023. We realized a $26.8 million increase in non-cash valuation gains on interest rate derivatives resulting from changes in market expectations of future interest rates as of the comparable quarter-end valuation dates and a $3.0 million improvement in net settlements with interest rate derivative counterparties as interest rates increased compared to the prior year period due to higher market interest rates. Details of other income (expense) included the following:

	For the three-month periods ended
(dollars in thousands)	March 30, 2024	April 1, 2023
Valuation (loss) gain to state interest rate derivatives at fair value	$8,276	$(18,537)
Net settlements received from (paid to) interest rate derivative counterparties	9,641	6,615
Other	252	(266)
Total other income (expense)	$18,169	$(12,188)

Income Taxes

We incurred income tax expense of $12.7 million for the three-month period ended March 30, 2024, as compared to income tax expense of $1.6 million for the three-month period ended April 1, 2023. This increase in tax expense was primarily driven by the changes to federal and state current tax expense and the changes in federal and state valuation allowances.

Non-GAAP Financial Measures

In addition to our results of operations prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which we have discussed above, we also evaluate our financial performance using EBITDA, Adjusted EBITDA, Field contribution and Field contribution margin.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP financial measures and are not intended to replace financial performance measures determined in accordance with U.S. GAAP, such as net loss. Rather, we present EBITDA and Adjusted EBITDA as supplemental measures of our performance. We define EBITDA as net loss before interest expense, net; income tax expense; and depreciation and amortization. We define Adjusted EBITDA as EBITDA, adjusted for the impact of certain other items that are either non-recurring, infrequent, non-cash, unusual, or items deemed by management to not be indicative of the performance of our core operations, including impairments of goodwill, intangible assets, and other long-lived assets; non-cash, share-based compensation; loss on extinguishment of debt; fees related to debt modifications; the effect of interest rate derivatives; acquisition-related and integration costs; legal costs and settlements associated with acquisition matters; restructuring costs; other legal matters; other system transition costs, professional fees; and other costs including gains and losses on acquisitions and dispositions of certain businesses. As non-GAAP financial measures, our computations of EBITDA and Adjusted EBITDA may vary from similarly termed non-GAAP financial measures used by other companies, making comparisons with other companies on the basis of this measure impracticable.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods indicated:

	For the three-month periods ended
(dollars in thousands)	March 30, 2024	April 1, 2023
Net loss	$(11,172)	$(31,998)
Interest expense, net	39,545	35,883
Income tax expense	12,662	1,566
Depreciation and amortization	2,912	4,041
EBITDA	43,947	9,492
Goodwill, intangible and other long-lived asset impairment	2,320	68
Non-cash share-based compensation	4,081	2,442
Interest rate derivatives (1)	(17,918)	11,922
Acquisition-related costs (2)	-	70
Integration costs (3)	299	1,133
Legal costs and settlements associated with acquisition matters (4)	402	304
Restructuring (5)	1,470	2,127
Other legal matters (6)	1,095	-
Other system transition costs, professional fees and other (7)	(813)	923
Total adjustments (8)	$(9,064)	$18,989
Adjusted EBITDA	$34,883	$28,481

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
(3)
Represents (i) costs associated with our Integration Management Office, which focuses on our integration efforts and transformational projects such as systems conversions and implementations, material cost reduction and restructuring projects, among other things, of $0.3 million and $0.4 million for the three-month periods ended March 30, 2024 and April 1, 2023, respectively; and (ii) transitionary costs incurred to integrate acquired companies into our field and corporate operations of $0.0 million and $0.7 million for the three-month periods ended March 30, 2024 and April 1, 2023, respectively. Transitionary costs incurred to integrate acquired companies include IT consulting costs and related integration support costs; salary, severance and retention costs associated with duplicative acquired company personnel until such personnel are exited from the Company; accounting, legal and consulting costs; expenses and impairments related to the closure and consolidation of overlapping markets of acquired companies, including lease termination and relocation costs; costs associated with terminating legacy acquired company contracts and systems; and one-time costs associated with rebranding our acquired companies and locations to the Aveanna brand.
(4)
Represents legal and forensic costs, as well as settlements associated with resolving legal matters arising during or as a result of our acquisition-related activities. This primarily includes costs of $0.4 million and $0.1 million for the three-month periods ended March 30, 2024 and April 1, 2023, respectively, to comply with the U.S. Department of Justice, Antitrust Division’s grand jury subpoena related to nurse wages and hiring activities in certain of our markets, in connection with a terminated transaction.
(5)
Represents costs associated with restructuring our branch and regional administrative footprint as well as our corporate overhead infrastructure costs in order to appropriately size our resources to current volumes, including: (i) branch and regional salary and severance costs; (ii) corporate salary and severance costs; and (iii) rent and lease termination costs associated with the closure of certain office locations. Restructuring costs also include compensation, severance and related benefits costs associated with an executive transition plan initiated in the first quarter of 2024.
(6)
Represents activity related to accrued legal settlements and the related costs and expenses associated with certain judgments and arbitration awards rendered against the Company where certain insurance coverage is in dispute.
(7)
Represents (i) costs associated with the implementation of, and transition to, new electronic medical record systems, billing and collection systems, duplicative system costs while such transformational projects are in-process, and other system transition costs of $0.7 million for the three-month period ended April 1, 2023, there were no such costs incurred in the three-month period ended March 30, 2024; (ii) professional fees associated with preparation for Sarbanes-Oxley compliance of $0.5 million for the three-month period ended April 1, 2023, there were no such expenses recorded during the three-month-period ended March 30, 2024; (iii) other costs or (income) that are either non-cash or non-core to the Company’s ongoing operations of $(0.8) million and $(0.3) million for the three-month periods ended March 30, 2024 and April 1, 2023, respectively.
(8)
The table below reflects the increase or decrease, and aggregate impact, to the line items included in our consolidated statements of operations based upon the adjustments used in arriving at Adjusted EBITDA from EBITDA for the periods indicated:

	Impact to Adjusted EBITDA
	For the three-month periods ended
(dollars in thousands)	March 30, 2024	April 1, 2023
Cost of revenue, excluding depreciation and amortization	$95	$145
Branch and regional administrative expenses	1,312	1,641
Corporate expenses	5,378	4,874
Acquisition-related costs	-	70
Other operating expense	2,320	-
Other income (expense)	(18,169)	12,259
Total adjustments	$(9,064)	$18,989

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

The following table reconciles gross margin to Field contribution and Field contribution margin for the periods indicated:

	For the three-month periods ended
(dollars in thousands)	March 30, 2024	April 1, 2023
Gross margin	$145,854	$144,465
Gross margin percentage	29.7%	31.0%
Branch and regional administrative expenses	87,914	91,708
Field contribution	$57,940	$52,757
Field contribution margin	11.8%	11.3%
Revenue	$490,653	$466,413

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

For additional information with respect to the foregoing litigation matters, please see "Litigation and Other Current Liabilities" set forth in Note 10 to our interim unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

On February 21, 2024, Change Healthcare, a subsidiary of UnitedHealth Group that acts as an intermediary for processing certain payment claims we submit through certain third-party revenue cycle management solutions for payors (“third-party vendors”), notified our third-party vendors of a cybersecurity incident. In response to the incident, both our third-party vendors and Change Healthcare severed the service connections between their respective systems. The Change Healthcare incident did not materially affect our operations, except our ability to submit payment claims through these particular third-party vendors for a short period of time while we sought alternative claims submission arrangements. The incident did not materially increase our patient accounts receivable balances nor decrease our Net cash (used in) provided by operating activities for the first quarter of 2024.

At March 30, 2024 we had $42.6 million in cash on hand, $10.0 million available to us under our Securitization Facility and approximately $168.2 million of borrowing capacity under the Revolving Credit Facility. Available borrowing capacity under the Revolving Credit Facility is subject to a maintenance leverage covenant that becomes effective if more than 30% of the total commitment is utilized, subject to a $15.0 million carve-out for letters of credit. We believe that our operating cash flows, available cash on hand, and availability under our Securitization Facility and Revolving Credit Facility will be sufficient to meet our cash requirements for at least the next twelve months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments and future results of operations. We cannot assure you that cash provided by operating activities or cash and cash equivalents on hand will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.

Cash Flow Activity

The following table sets forth a summary of our cash flows from operating, investing, and financing activities for the three-month periods presented:

	For the three-month periods ended
(dollars in thousands)	March 30, 2024	April 1, 2023
Net cash (used in) provided by operating activities	$(11,972)	$7,495
Net cash used in investing activities	$(1,308)	$(4,800)
Net cash provided by financing activities	$11,945	$12,521

Operating Activities

The primary sources or uses of our operating cash flow are operating income or operating losses, as well as any other significant non-cash items such as depreciation, amortization and share-based compensation, and cash paid for interest. The timing of collections of accounts receivable and the payment of accounts payable, other accrued liabilities and accrued payroll can also impact and cause fluctuations in our operating cash flow. Cash used by operating activities increased by $19.5 million for the three-month period ended March 30, 2024 compared to the three-month period ended April 1, 2023, primarily due to:

•
the provision of cash associated with operating assets and liabilities over the comparable period, including the timing of payroll and incentive settlements, the prior year benefit of deferring of one month of interest under our term loans which we had previously paid on a monthly basis, and the prior year benefit of a one-time deferral of cash payments under employee medical plans as we transitioned to a self-insured plan; partially offset by
•
improvements in operating income over the prior year period.

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

	April 1, 2023	July 1, 2023	September 30, 2023	December 30, 2023	March 30, 2024
Days Sales Outstanding	45.2	46.2	45.0	44.9	45.8

Investing Activities

Net cash used in investing activities was $1.3 million for the three-month period ended March 30, 2024, as compared to $4.8 million for the three-month period ended April 1, 2023. The primary driver of the $3.5 million decrease in cash used in the current period was the prior year purchase of certificates of need of $2.7 million.

Financing Activities

Net cash provided by financing activities decreased by $0.6 million, from $12.5 million net cash provided for the three-month period ended April 1, 2023 to $11.9 million for the three-month period ended March 30, 2024. The $0.6 million decrease was primarily attributable to lower borrowings under the Securitization Facility during the three-month period ended March 30, 2024.

Indebtedness

We typically incur term loan indebtedness to finance our acquisitions, and we borrow under our Securitization Facility and Revolving Credit Facility from time to time for working capital purposes, as well as to finance acquisitions, as needed. The following table presents our current and long-term obligations under our credit facilities as of March 30, 2024 and April 1, 2023, as well as related interest expense for the three-month periods ended March 30, 2024 and April 1, 2023, respectively:

	Current and Long-term			Interest Expense
(dollars in thousands)	Obligations			For the three-month periods ended
Instrument	March 30, 2024	December 30, 2023	Interest Rate	March 30, 2024	April 1, 2023
2021 Extended Term Loan (1)	$897,450	$899,750	S + 3.75%	$20,977	$19,238
Term Loan - Second Lien Term Loan (1)	415,000	415,000	S + 7.00%	13,137	12,208
Revolving Credit Facility (1)	-	-	S + 3.75%	213	253
Securitization Facility (2)	165,000	155,000	S + 3.50%	3,683	2,538
Amortization of debt issuance costs	-	-		1,223	1,421
Other	-	-		414	300
Total Indebtedness	$1,477,450	$1,469,750		$39,647	$35,958
Weighted Average Interest Rate (3)	10.1%	10.1%

(1)
Variable rate debt instrument which accrues interest at a rate equal to the SOFR rate, plus a CSA, (subject to a minimum of 0.50%), plus an applicable margin.
(2)
Variable rate debt instrument which accrues interest at a rate equal to the SOFR rate, plus a CSA, plus an applicable margin.
(3)
Represents the weighted average annualized interest rate based upon the outstanding balances at March 30, 2024 and April 1, 2023, respectively, and the applicable interest rates at that date.

We were in compliance with all financial covenants and restrictions related to existing credit facilities at March 30, 2024.

On March 23, 2023 we amended the agreement governing our Revolving Credit Facility to increase the sublimit for letters of credit to $40.0 million from $30.0 million. The other terms of the Revolving Credit Facility remained unchanged by such amendment.

On July 31, 2023, we amended our Securitization Facility to extend its maturity date from November 12, 2024 to July 31, 2026.

Contractual Obligations

Our contractual obligations consist primarily of long-term debt obligations, interest payments, operating and financing leases. These contractual obligations impact our short-term and long-term liquidity and capital needs. As of March 30, 2024, there were no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

Critical Accounting Estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 for accounting policies and related estimates we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These critical accounting estimates include patient services and product revenue; business combinations; goodwill; and insurance reserves. There have been no changes to our critical accounting estimates or their application since the date of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer, and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that, as of March 30, 2024, such disclosure controls and procedures were not effective, solely as a result of a previously reported material weakness.

Notwithstanding the foregoing, there were no changes to previously issued financial statements, and management did not identify any misstatements in our financial statements as a result of this material weakness. Our principal executive officer, principal financial officer, and principal accounting officer believe that the interim unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the material weakness is due to control deficiencies related to the overall information technology general controls ("ITGCs") for both user access and program change management for systems supporting the Company's internal control processes and controls. Our business process controls (automated and manual) were also deemed ineffective because they are adversely impacted by these ineffective ITGCs. Additionally, we did not fully design and implement business process controls (automated and manual) that are dependent on one of the revenue systems in the Private Duty Services segment which has been replaced in fiscal 2024.

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, management is in the process of implementing its remediation plan. Our remediation efforts include: (i) implementation of a new revenue system in Q1 2024; (ii) improvements to our ITGCs in the areas of user access and program change-management for systems supporting the Company’s internal control processes to ensure that internal controls are designed and operating effectively; and (iii) training and educating the control owners on ITGC policies concerning the principles and requirements of each control, with a focus on those related to user access and change-management over IT systems impacting financial reporting. We believe that these actions will remediate the foregoing material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except for the actions intended to remediate the material weakness as described above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the three-month period ended March 30, 2024, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer, principal financial officer, and principal accounting officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is included in “Part I – Item 1 - Note 10 – Commitments and Contingencies” and is incorporated by reference into this Part II, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 30, 2024, none of the directors or officers of the Company adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement", as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed or furnished herewith:

Exhibit Number	Description

10.1

Separation and Transition Agreement, dated January 15, 2024, by and among Shannon Drake, Aveanna Healthcare LLC and Aveanna Healthcare Holdings Inc., filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 17, 2024 and incorporated by reference herein.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aveanna Healthcare Holdings Inc.

Date: May 9, 2024	By:	/s/ Jeff Shaner
Jeff Shaner Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Matthew Buckhalter
Matthew Buckhalter Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2024	By:	/s/ Deborah Stewart
Deborah Stewart
Chief Accounting Officer (Principal Accounting Officer)