Form 10-Q
period 2024-06-29
Aveanna Healthcare Holdings, Inc.
filed 2024-08-08
CIK 1832332

other a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

or

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

As of August 2, 2024, the registrant had 193,225,177 shares of common stock, $0.01 par value per share, outstanding.

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

Additionally, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Considering these risks, uncertainties and assumptions, the forward-looking statements contained in this Quarterly Report on Form 10-Q might not prove to be accurate and you should not place undue reliance upon them or otherwise rely upon them as predictions of future events. All forward-looking statements made by us in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date made, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
	As of
	June 29, 2024	December 30, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,661	$43,942
Patient accounts receivable	272,962	236,558
Receivables under insured programs	11,991	9,250
Prepaid expenses	16,801	15,684
Other current assets	14,589	9,452
Total current assets	364,004	314,886
Property and equipment, net	19,233	20,548
Operating lease right of use assets	45,757	49,499
Goodwill	1,054,552	1,054,552
Intangible assets, net	92,859	94,010
Receivables under insured programs	23,999	21,315
Other long-term assets	64,061	58,175
Total assets	$1,664,465	$1,612,985

LIABILITIES, DEFERRED RESTRICTED STOCK UNITS, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and other accrued liabilities	$39,117	$30,130
Accrued payroll and employee benefits	72,624	67,160
Current portion of insurance reserves - insured programs	11,991	9,250
Current portion of insurance reserves	20,607	20,918
Securitization obligations	170,000	155,000
Current portion of long-term obligations	9,200	9,200
Current portion of operating lease liabilities	14,630	14,881
Other current liabilities	50,977	48,219
Total current liabilities	389,146	354,758
Revolving credit facility	-	-
Long-term obligations, less current portion	1,273,942	1,276,341
Long-term insurance reserves - insured programs	23,999	21,315
Long-term insurance reserves	47,966	40,290
Operating lease liabilities, less current portion	36,917	39,818
Deferred income taxes	5,470	4,859
Other long-term liabilities	4,532	3,039
Total liabilities	1,781,972	1,740,420
Commitments and contingencies (Note 10)
Deferred restricted stock units	1,461	2,135
Stockholders’ deficit:
Preferred stock, $0.01 par value as of June 29, 2024 and December 30, 2023
5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value, 1,000,000,000 shares authorized;
192,483,903 and 190,733,153 issued and outstanding, respectively	1,924	1,907
Additional paid-in capital	1,247,608	1,239,757
Accumulated deficit	(1,368,500)	(1,371,234)
Total stockholders’ deficit	(118,968)	(129,570)
Total liabilities, deferred restricted stock units, and stockholders’ deficit	$1,664,465	$1,612,985

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the three-month periods ended		For the six-month periods ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenue	$504,958	$471,945	$995,611	$938,358
Cost of revenue, excluding depreciation and amortization	346,691	316,690	691,490	638,638
Branch and regional administrative expenses	87,972	91,255	175,886	182,963
Corporate expenses	30,245	26,354	60,087	57,289
Depreciation and amortization	2,833	3,491	5,745	7,532
Acquisition-related costs	-	(32)	-	38
Other operating expense (income)	91	(3,305)	2,411	(3,233)
Operating income	37,126	37,492	59,992	55,131
Interest income	95	113	197	188
Interest expense	(39,613)	(37,985)	(79,260)	(73,943)
Other income	6,371	25,169	24,540	12,981
Income (loss) before income taxes	3,979	24,789	5,469	(5,643)
Income tax benefit (expense)	9,927	810	(2,735)	(756)
Net income (loss)	$13,906	$25,599	$2,734	$(6,399)
Net income (loss) per share:
Net income (loss) per share, basic	$0.07	$0.14	$0.01	$(0.03)
Weighted average shares of common stock outstanding, basic	192,600	189,071	192,420	189,063
Net income (loss) per share, diluted	$0.07	$0.13	$0.01	$(0.03)
Weighted average shares of common stock outstanding, diluted	196,869	189,739	196,274	189,063

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Amounts in thousands, except share data)
(Unaudited)

	For the three-month period ended June 29, 2024
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, March 30, 2024	192,378,711	$1,923	$1,244,210	$(1,382,406)	$(136,273)
Issuance of vested restricted shares	105,192	1	674	-	675
Non-cash share-based compensation	-	-	2,724	-	2,724
Net income	-	-	-	13,906	13,906
Balance, June 29, 2024	192,483,903	$1,924	$1,247,608	$(1,368,500)	$(118,968)

	For the three-month period ended July 1, 2023
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, April 1, 2023	188,859,165	$1,888	$1,230,954	$(1,268,708)	$(35,866)
Employee stock purchase plan	1,565,933	16	929	-	945
Non-cash share-based compensation	-	-	2,585	-	2,585
Net income	-	-	-	25,599	25,599
Balance, July 1, 2023	190,425,098	$1,904	$1,234,468	$(1,243,109)	$(6,737)

	For the six-month period ended June 29, 2024
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 30, 2023	190,733,153	$1,907	$1,239,757	$(1,371,234)	$(129,570)
Employee stock purchase plan	1,010,635	10	1,339	-	1,349
Issuance of vested restricted shares	740,115	7	668	-	675
Non-cash share-based compensation	-	-	5,844	-	5,844
Net income	-	-	-	2,734	2,734
Balance, June 29, 2024	192,483,903	$1,924	$1,247,608	$(1,368,500)	$(118,968)

	For the six-month period ended July 1, 2023
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	188,859,165	$1,888	$1,228,512	$(1,236,710)	$(6,310)
Employee stock purchase plan	1,565,933	16	929	-	945
Non-cash share-based compensation	-	-	5,027	-	5,027
Net loss	-	-	-	(6,399)	(6,399)
Balance, July 1, 2023	190,425,098	$1,904	$1,234,468	$(1,243,109)	$(6,737)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the six-month periods ended
	June 29, 2024	July 1, 2023
Cash Flows From Operating Activities:
Net income (loss)	$2,734	$(6,399)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	5,745	7,532
Amortization of deferred debt issuance costs	2,484	2,719
Amortization and impairment of operating lease right of use assets	10,867	8,174
Non-cash share-based compensation	7,581	5,027
Loss on disposal or impairment of licenses, property and equipment, and software	308	381
Fair value adjustments on interest rate derivatives	(5,130)	1,738
Deferred income taxes	611	592
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(36,404)	(16,195)
Prepaid expenses	1,032	1,354
Other current and long-term assets	(14,578)	(10,720)
Accounts payable and other accrued liabilities	8,362	(5,790)
Accrued payroll and employee benefits	5,464	16,347
Insurance reserves	7,365	(3,016)
Operating lease liabilities	(10,277)	(7,281)
Other current and long-term liabilities	3,673	2,514
Net cash used in operating activities	(10,163)	(3,023)
Cash Flows From Investing Activities:
Purchase of certificates of need	-	(2,678)
Purchases of property and equipment, and software	(2,577)	(3,421)
Net cash used in investing activities	(2,577)	(6,099)
Cash Flows From Financing Activities:
Proceeds from employee stock purchase plan	1,349	945
Proceeds from securitization obligation	25,000	45,000
Repayment of securitization obligation	(10,000)	(25,000)
Proceeds from revolving credit facility	-	20,000
Repayments on revolving credit facility	-	(20,000)
Principal payments on term loans	(4,600)	(4,600)
Principal payments on notes payable	(3,561)	(5,125)
Principal payments on financing lease obligations	(131)	(378)
Payment of debt issuance costs	(267)	-
Settlements with interest rate swap counterparties	8,669	7,075
Net cash provided by financing activities	16,459	17,917
Net change in cash and cash equivalents	3,719	8,795
Cash and cash equivalents at beginning of period	43,942	19,217
Cash and cash equivalents at end of period	$47,661	$28,012

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$77,232	$60,631
Cash paid for income taxes, net of refunds received	$4,939	$158

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS

Aveanna Healthcare Holdings Inc. (together with its consolidated subsidiaries, referred to herein as the “Company”) is headquartered in Atlanta, Georgia and has locations in 33 states with concentrations in California, Texas and Pennsylvania, providing a broad range of pediatric and adult healthcare services, including nursing, hospice, rehabilitation services, occupational nursing in schools, therapy services, day treatment centers for medically fragile and chronically ill children and adults, as well as delivery of enteral nutrition and other products to patients. In addition, the Company provides respite healthcare services, which are temporary care provider services provided in relief of the patient’s normal caregiver. The Company’s services are designed to provide a high quality, lower cost alternative to prolonged hospitalization.

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

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited consolidated financial statements do not include all the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, these interim unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 29, 2024 and the results of operations for the three and six-month periods ended June 29, 2024 and July 1, 2023, respectively. The results reported in these interim unaudited consolidated financial statements should not be regarded as indicative of results that may be expected for any future period or the year ending December 28, 2024. These interim unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 30, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024.

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52 or 53-week fiscal year. The interim unaudited consolidated balance sheets reflect the accounts of the Company as of June 29, 2024 and December 30, 2023. For the three-month periods ended June 29, 2024 and July 1, 2023, the interim unaudited consolidated statements of operations, stockholders' deficit, and cash flows reflect the accounts of the Company from March 31, 2024 through June 29, 2024 and April 2, 2023 through July 1, 2023, respectively. For the six-month periods ended June 29, 2024 and July 1, 2023, the interim unaudited consolidated statements of operations, stockholders' deficit, and cash flows reflect the accounts of the Company from December 31, 2023, through June 29, 2024 and January 1, 2023 through July 1, 2023.

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

Most contracts contain variable consideration; however, it is unlikely that a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payers and by implicit price concessions which are estimated based on historical collection experience. Management estimates the transaction price on a payer-specific basis given its interpretation of the applicable regulations or contract terms. Updated regulations and contract negotiations occur frequently, necessitating regular review and assessment by management.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no material revenue adjustments recognized from performance obligations satisfied or partially satisfied in previous periods for the three and six-month periods ended June 29, 2024 and July 1, 2023, respectively.

As of June 29, 2024 and December 30, 2023, estimated contractual adjustments and implicit price concessions of $75.7 million and $62.6 million, respectively, were recorded as reductions to patient accounts receivable balances to arrive at the estimated collectible revenue and patient accounts receivable. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of operating expenses in the consolidated statements of operations. The Company did not record any bad debt expense for the three and six-month periods ended June 29, 2024 and July 1, 2023, respectively.

The following table presents revenue by payer type as a percentage of total revenue for the three and six-month periods ended June 29, 2024 and July 1, 2023, respectively:

	For the three-month periods ended		For the six-month periods ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Medicaid MCO	56.2%	54.2%	56.1%	54.4%
Medicaid	22.9%	22.6%	22.6%	22.3%
Commercial	10.5%	10.6%	10.7%	10.4%
Medicare	10.3%	12.4%	10.5%	12.8%
Self-pay	0.1%	0.2%	0.1%	0.1%
Total revenue	100.0%	100.0%	100.0%	100.0%

4. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following as of June 29, 2024 and December 30, 2023, respectively (dollar amounts in thousands):

Instrument	Stated Maturity Date	Contractual Interest Rate	Interest Rate as of June 29, 2024	June 29, 2024	December 30, 2023
2021 Extended Term Loan (1)	07/2028	S + 3.75%	9.20%	$895,150	$899,750
Second Lien Term Loan (1)	12/2029	S + 7.00%	12.50%	415,000	415,000
Revolving Credit Facility (1)	04/2026	S + 3.75%	9.20%	-	-
Total principal amount of long-term obligations				1,310,150	1,314,750
Less: unamortized debt issuance costs				(27,008)	(29,209)
Total amount of long-term obligations, net of unamortized debt issuance costs				1,283,142	1,285,541
Less: current portion of long-term obligations				(9,200)	(9,200)
Total amount of long-term obligations, net of unamortized debt issuance costs, less current portion				$1,273,942	$1,276,341
(1) S = Greater of 0.50% or one-month SOFR, plus a credit spread adjustment

The 2021 Extended Term Loan bears interest, at the Company’s election, at a variable interest rate based on either SOFR (subject to a minimum of 0.50%), or an alternative base rate ABR (subject to a minimum of 2.00%) for the interest period relevant to such borrowing, plus a credit spread adjustment ("CSA") of 0.10% and an applicable margin of 3.75% for loans accruing interest based on SOFR, and an applicable margin of 2.75% for loans accruing interest based on ABR. The Revolving Credit Facility bears interest, at the Company’s election, at a variable interest rate based on either SOFR or ABR (subject to a minimum of 2.00%) for the interest period relevant to such borrowing, plus a CSA of 0.10% and an applicable margin of 3.75% for loans accruing interest based on SOFR, and an applicable margin of 2.75% for loans accruing interest based on ABR. As of June 29, 2024, the principal amount of the 2021 Extended Term Loan and borrowings under the Revolving Credit Facility each accrued interest at a rate of 9.20%.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Second Lien Term Loan bears interest at a rate per annum equal to, at the Company’s election, either (1) an applicable margin (equal to 6.00%) plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the Prime Rate and (c) the SOFR rate for an interest period of one month plus a CSA depending on the interest period plus 1.00%; or (2) an applicable margin (equal to 7.00%) plus SOFR and a CSA depending on the interest period; provided that such rate is not lower than a floor of 0.50%. As of June 29, 2024, the principal amount of the Second Lien Term Loan accrued interest at a rate of 12.50%.

Debt issuance costs related to the term loans are recorded as a direct deduction from the carrying amount of the debt. The balance for debt issuance costs related to the term loans as of June 29, 2024 and December 30, 2023 was $27.0 million and $29.2 million, respectively. The Company recognized interest expense related to the amortization of debt issuance costs of $1.1 million and $2.2 million for the three and six-month periods ended June 29, 2024, respectively, and $1.2 million and $2.5 million for the three and six-month periods ended July 1, 2023, respectively.

Issued letters of credit as of June 29, 2024 and December 30, 2023 were $31.8 million and $31.9 million, respectively. There were no swingline loans outstanding as of June 29, 2024 or December 30, 2023. Borrowing capacity under the Company's Revolving Credit Facility was approximately $168.2 million as of June 29, 2024 and $168.1 million as of December 30, 2023. Available borrowing capacity under the Revolving Credit Facility is subject to a maintenance leverage covenant that becomes effective if more than 30% of the total commitment is utilized.

The fair value of the Company's long-term obligations was estimated using market-observable inputs from the Company’s comparable peers with public debt, including quoted prices in active markets, which are considered Level 2 inputs. The aggregate fair value of the Company's long-term obligations was $1,234.8 million at June 29, 2024.

The Company was in compliance with all financial covenants and restrictions under the foregoing instruments at June 29, 2024.

5. SECURITIZATION FACILITY

On November 12, 2021, the Company (through a wholly owned special purpose entity, Aveanna SPV I, LLC) (the “special purpose entity”) and a lending institution entered into a Receivables Financing Agreement, which, as amended, has a maturity date of July 31, 2026 (as amended, the “Securitization Facility”). On May 31, 2024, the Company amended the Securitization Facility to increase the maximum amount available thereunder from $175.0 million to $225.0 million, subject to certain borrowing base requirements. The Company incurred debt issuance costs of $2.7 million in connection with the Securitization Facility, which were capitalized and included in other long-term assets. The Company recognized interest expense related to the amortization of debt issuance costs of $0.2 million and $0.3 million for the three and six-month periods ended June 29, 2024, respectively, and $0.1 million and $0.2 million for the three and six-month periods ended July 1, 2023, respectively.

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

The outstanding balance under the Securitization Facility was $170.0 million and $155.0 million at June 29, 2024 and December 30, 2023, respectively. The balance accrues interest at a rate equal to the SOFR rate, plus a CSA, plus an applicable margin. The interest rate under the Securitization Facility was 8.58% at June 29, 2024.

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

The Company’s other assets measured at fair value were as follows (amounts in thousands):

	Fair Value Measurements at June 29, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$33,885	$-	$33,885
Interest rate swap agreements	-	24,722	-	24,722
Total derivative assets	$-	$58,607	$-	$58,607

	Fair Value Measurements at December 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$30,455	$-	$30,455
Interest rate swap agreements	-	23,022	-	23,022
Total derivative assets	$-	$53,477	$-	$53,477

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

The Company currently has two interest rate swap agreements intended to limit its exposure to interest rate risk on its variable rate debt. These swaps expire on June 30, 2026. Prior to the quarter ended July 1, 2023, the interest rate swap agreements paid a fixed rate of 2.08% and received the one-month LIBOR rate, subject to a 0.50% floor. During the quarter ended July 1, 2023, the Company amended its interest rate swap agreements to change the benchmark rate under the agreements from LIBOR to SOFR. Since July 1, 2023, the interest rate swap agreements have paid a fixed rate of 2.03% and received the one-month SOFR rate, subject to a 0.50% floor. The aggregate notional amount of the interest rate swaps remained unchanged at $520.0 million at June 29, 2024 and December 30, 2023, respectively. The fair value of the interest rate swaps was $24.7 million at June 29, 2024 and $23.0 million at December 30, 2023 and is included in other long-term assets in the interim unaudited consolidated balance sheets. The Company does not apply hedge accounting to these agreements and records all mark-to-market adjustments directly to other income in the consolidated statements of operations, which are included within cash flows from operating activities in the consolidated statements of cash flows. The net settlements incurred with swap counterparties under the swap agreements are recognized through cash flows from financing activities in the consolidated statements of cash flows due to an other-than-insignificant financing element on the interest rate swaps.

The Company has interest rate cap agreements with an aggregate notional amount of $880.0 million and a cap rate of 2.96%. The cap agreements have an expiration date of February 28, 2027. Prior to the quarter ended July 1, 2023, the cap agreements provided that the counterparty would pay the Company the amount by which LIBOR exceeded 3.00% in a given measurement period. During the quarter ended July 1, 2023, the Company amended its interest rate cap agreements to provide that the counterparty would pay the Company the amount by which SOFR exceeds 2.96%. The fair value of the interest rate cap agreements was $33.9 million at June 29, 2024 and $30.5 million at December 30, 2023 and is included in other long-term assets on the interim unaudited consolidated balance sheets. The Company does not apply hedge accounting to interest rate cap agreements and records all mark-to-market adjustments directly to other income in the consolidated statements of operations, which are included within cash flows from operating activities in the consolidated statement of cash flows.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following losses and gains from these derivatives not designated as hedging instruments were recognized in the Company’s consolidated statements of operations for the three and six-month periods ended June 29, 2024 and July 1, 2023, respectively (amounts in thousands):

	Statement of Operations	For the three-month periods ended
	Classification	June 29, 2024	July 1, 2023
Interest rate cap agreements	Other income	$(1,408)	$6,974
Interest rate swap agreements	Other income	$(1,738)	$9,825

	Statement of Operations	For the six-month periods ended
	Classification	June 29, 2024	July 1, 2023
Interest rate cap agreements	Other income	$3,430	$(527)
Interest rate swap agreements	Other income	$1,700	$(1,211)

The Company does not utilize financial instruments for trading or other speculative purposes.

8. INCOME TAXES

The Company’s provision for income taxes is recorded on an interim basis based upon the Company’s estimate of the annual effective income tax rate for the full year applied to “ordinary” income or loss, adjusted each quarter for discrete items.

The Company recorded an income tax benefit of $9.9 million and income tax expense of $2.7 million for the three and six-month periods ended June 29, 2024, respectively and an income tax benefit of $0.8 million and income tax expense of $0.8 million for the three and six-month periods ended July 1, 2023, respectively.

The Company’s effective tax rate was negative 249.5% and positive 50.0% for the three and six-month periods ended June 29, 2024, respectively, and negative 3.3% and negative 13.4% for the three and six-month periods ended July 1, 2023, respectively. The effective tax rates for the three and six-month periods ended June 29, 2024 and July 1, 2023 differed from the statutory rate of 21% primarily due to increased current federal and state taxes resulting from certain non-deductible expenses, most notably interest expense, and the changes in the valuation allowance recorded against certain deferred tax assets.

For the three and six-month periods ended June 29, 2024, there were no material changes to the Company’s uncertain tax positions. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions in income tax expense in the accompanying consolidated statements of operations.

9. SHARE-BASED COMPENSATION

Pre-IPO Options and Management Restricted Units

The Company recorded compensation expense, net of forfeitures, of $0.0 million and $0.8 million for the three and six-month periods ended June 29, 2024, respectively, and $0.2 million and $0.8 million for the three and six-month periods ended July 1, 2023, respectively, which is included in corporate and branch and regional administrative expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense as of June 29, 2024 associated with these outstanding awards was $4.9 million.

Director Restricted Stock Units

In February 2024, the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") approved grants of 331,950 restricted stock units, with a grant date per share fair value of $2.41, to certain independent Directors ("Director RSUs") under the Company's 2021 Omnibus Stock Incentive Plan. Director RSUs vest over a one-year period, and each RSU settles for one share of common stock upon vesting. The Company recorded compensation expense of $0.3 million and $0.5 million for the three and six-month periods ended June 29, 2024, respectively, and $0.4 million and $0.6 million for the three and six-month periods ended July 1, 2023, respectively, which is included in corporate expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense as of June 29, 2024 associated with outstanding director restricted stock units was $0.4 million.

Long-Term Incentive Plan ("LTIP")

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three-month period ended March 30, 2024, the Compensation Committee approved grants of restricted stock units ("RSUs") and performance stock units ("PSUs") under the Company's 2021 Omnibus Stock Incentive Plan. Upon vesting, each RSU and each PSU settles for one share of common stock.

The RSUs are subject to a three-year service-based cliff vesting schedule commencing on the date of grant. Compensation cost for the RSUs is measured based on the grant date fair value of each underlying share of common stock and the number of RSUs granted and is recognized over the applicable vesting period on a straight-line basis. During the three-month period ended March 30, 2024, the Company granted 2,873,968 RSUs with a grant date per share fair value of $2.41. The PSUs contain performance criteria based on an adjusted EBITDA target over a three-year performance period. The PSUs are also subject to a three-year service-based cliff vesting schedule commencing on the date of grant. The PSUs have a service and a performance condition, and compensation cost is initially measured based on the grant date fair value of each underlying share of common stock. Cumulative compensation cost is subsequently adjusted at the end of each reporting period to reflect the current estimation of achieving the performance condition. During the three-month period ended March 30, 2024, the Company granted 2,873,881 PSUs with a weighted average grant date per share fair value of $2.41.

Total compensation expense, net of forfeitures, for all outstanding awards under the LTIP described above was $2.0 million and $3.7 million for the three and six-month periods ended June 29, 2024, respectively, and $1.8 million and $3.2 million for the three and six-month periods ended July 1, 2023, respectively, which is included in corporate and branch and regional administrative expenses in the accompanying consolidated statements of operations. Total unrecognized compensation expense for all awards under the LTIP was $18.3 million as of June 29, 2024.

Senior Management Retention Plan ("SMRP")

In the second quarter of 2023, the Compensation Committee approved SMRP awards to certain members of management to be paid in the form of RSUs under the 2021 Omnibus Stock Incentive Plan. The awards were granted based on a fixed dollar value for each member of senior management included in the plan. The Company recorded compensation expense, net of forfeitures, of $0.8 million and $1.7 million during the three and six-month periods ended June 29, 2024, respectively, which is included in corporate expenses and branch and regional administrative expenses in the accompanying consolidated statements of operations. No such expense was recorded during the three and six-month periods ended July 1, 2023. Unrecognized compensation expense as of June 29, 2024 associated with the remaining SMRP awards was $10.2 million.

Employee Stock Purchase Plan

During the three-month period ended June 29, 2024, no purchase events related to the Employee Stock Purchase Plan occurred. During the six-month period ended June 29, 2024, participants purchased a total of 1,010,635 shares of common stock at a price of $1.33 per share. Participants purchased a total of 1,565,933 shares of common stock at a price of $0.60 per share during the three and six-month periods ended July 1, 2023.

The Company recorded compensation expense of $0.4 million and $0.8 million for the three and six-month periods ended June 29, 2024, respectively, and $0.2 million and $0.5 million for the three and six-month periods ended July 1, 2023, respectively, which is included in corporate expenses, branch and regional administrative expenses and cost of revenue, excluding depreciation and amortization in the accompanying consolidated statements of operations.

10. COMMITMENTS AND CONTINGENCIES

Insurance Reserves

As is typical in the healthcare industry, the Company is subject to claims that its services have resulted in patient injury or other adverse effects.

The accrued professional liability insurance reserves included in the interim unaudited consolidated balance sheets include estimates of the ultimate costs, including third-party legal defense costs, in the event the Company was unable to receive funds from claims made under commercial insurance policies, for claims that have been reported but not paid and claims that have been incurred but not reported at the balance sheet dates. Although substantially all reported claims are paid directly by the Company’s commercial insurance carriers (after the Company satisfies the applicable policy deductible and/or retention), the Company is

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ultimately responsible for payment of these claims in the event its insurance carriers become insolvent or otherwise do not honor the contractual obligations under the liability policies. The Company is required under U.S. GAAP to recognize these estimated liabilities in its consolidated financial statements on a gross basis; with a corresponding receivable from the insurance carriers reflecting the contractual indemnity provided by the carriers under the related liability policies.

Since October 1, 2023, the Company has maintained primary commercial insurance coverage on a claims-made basis for professional liability claims with a $2.0 million per claim deductible, a $1.0 million aggregate buffer retention, and $4.5 million per claim and annual aggregate limits. Prior to October 1, 2023, the Company maintained primary commercial insurance coverage on a claims made basis for professional liability claims with varying deductibles by policy year from $0.5 million to $1.5 million on a per claim basis and $5.0 million to $6.0 million per claim and annual aggregate limits. Moreover, the Company maintains excess insurance coverage for professional liability claims to cover any claims over the aggregate limits. In addition, the Company maintains workers’ compensation insurance with a $0.5 million per claim deductible and statutory limits. The Company reimburses insurance carriers for deductible losses under these policies. The Company’s insurance carriers require collateral to secure the Company’s obligation to reimburse insurance carriers for these deductible payments. Collateral as of June 29, 2024 was comprised of $22.7 million of issued letters of credit and $0.7 million in cash collateral. Collateral as of December 30, 2023 was comprised of $22.7 million of issued letters of credit and $0.7 million in cash collateral.

As of June 29, 2024, insurance reserves totaling $104.6 million were included on the interim unaudited consolidated balance sheets, representing $42.8 million and $61.8 million of reserves for professional liability claims and workers’ compensation claims, respectively. At December 30, 2023, insurance reserves totaling $91.8 million were included on the consolidated balance sheets, representing $39.4 million and $52.4 million of reserves for professional liability claims and workers’ compensation claims, respectively.

Litigation and Other Current Liabilities

On November 23, 2022, a judgment in the amount of $19.8 million was rendered against the Company related to a civil litigation matter in Texas. In March 2023, the plaintiffs attempted to enforce the judgment by seeking a writ of garnishment, and $18.4 million was garnished from the Company’s cash accounts. The Company promptly obtained and recorded an $18.4 million cash collateralized appellate bond with the state trial court, and such court dissolved the writ of garnishment and ordered the return of the previously garnished funds. All previously garnished funds have been returned to the Company. In July 2023, the Company and the plaintiffs reached a confidential settlement agreement wherein the plaintiffs have agreed to release all claims and extinguish the aforementioned judgment in exchange for a settlement payment. The corresponding appeal of the judgment has been discontinued upon finalization of the settlement, and the Company has secured the return of the underlying collateral for the aforementioned appellate bond. The settlement did not have a material impact on the consolidated results of operations.

On January 18, 2023, an arbitration award in the amount of $7.9 million was rendered against the Company related to a claim under the Company's Texas non-subscriber benefit plan. After the trial court entered a judgment to enforce the arbitration award, the Company promptly obtained a $9.1 million collateralized appellate bond and intends to avail itself of all appellate options. The ultimate resolution of this litigated matter is not expected to have a material impact on the consolidated financial statements.

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

Healthcare Regulatory Matters

Starting on October 30, 2019 the Company has received grand jury subpoenas issued by the U.S. Department of Justice, Antitrust Division (the “Antitrust Division”), requiring the production of documents and information pertaining to nurse wages, reimbursement rates, and hiring activities in a few of its local markets. The Company is fully cooperating with the Antitrust Division with respect to this investigation, and management believes that a loss event is not probable and that this matter will not

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

materially impact the Company’s business, results of operations or financial condition. However, based on the information currently available to the Company, management cannot predict the timing or outcome of this investigation or predict the possible loss or range of loss, if any, associated with the resolution of this matter.

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

11. RELATED PARTY TRANSACTIONS

As of June 29, 2024, one of the Company’s majority stockholders owned 6.5% of the 2021 Extended Term Loan.

12. SEGMENT INFORMATION

The Company’s operating segments have been identified based upon how management has organized the business by services provided to customers and how the CODM manages the business and allocates resources. The Company has three operating segments and three reportable segments, Private Duty Services, Home Health & Hospice, and Medical Solutions. The PDS segment predominantly includes private duty skilled nursing services, non-clinical and personal care services, and pediatric therapy services. The HHH segment provides home health and hospice services to predominately elderly patients. Through the MS segment, the Company provides enteral nutrition and other products to adults and children, delivered on a periodic or as-needed basis.

The CODM evaluates performance using gross margin (and gross margin percentage). Gross margin includes revenue less all costs of revenue, excluding depreciation and amortization, but excludes branch and regional administrative expenses, corporate expenses and other non-field expenses. The CODM does not evaluate a measure of assets when assessing performance.

Results shown for the three and six-month periods ended June 29, 2024 and July 1, 2023 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

The following tables summarize the Company’s segment information for the three and six-month periods ended June 29, 2024 and July 1, 2023, respectively (amounts in thousands):

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the three-month period ended June 29, 2024
	PDS	HHH	MS	Total
Revenue	$407,851	$54,630	$42,477	$504,958
Cost of revenue, excluding depreciation and amortization	296,983	25,227	24,481	346,691
Gross margin	$110,868	$29,403	$17,996	$158,267
Gross margin percentage	27.2%	53.8%	42.4%	31.3%

	For the three-month period ended July 1, 2023
	PDS	HHH	MS	Total
Revenue	$377,668	$55,410	$38,867	$471,945
Cost of revenue, excluding depreciation and amortization	266,170	28,497	$22,023	316,690
Gross margin	$111,498	$26,913	$16,844	$155,255
Gross margin percentage	29.5%	48.6%	43.3%	32.9%

	For the six-month period ended June 29, 2024
	PDS	HHH	MS	Total
Revenue	$802,860	$109,243	$83,508	$995,611
Cost of revenue, excluding depreciation and amortization	591,857	50,866	48,767	691,490
Gross margin	$211,003	$58,377	$34,741	$304,121
Gross margin percentage	26.3%	53.4%	41.6%	30.5%

	For the six-month period ended July 1, 2023
	PDS	HHH	MS	Total
Revenue	$750,615	$111,536	$76,207	$938,358
Cost of revenue, excluding depreciation and amortization	534,933	59,592	$44,113	638,638
Gross margin	$215,682	$51,944	$32,094	$299,720
Gross margin percentage	28.7%	46.6%	42.1%	31.9%

	For the three-month periods ended		For the six-month periods ended
Segment Reconciliation:	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Total segment gross margin	$158,267	$155,255	$304,121	$299,720
Branch and regional administrative expenses	87,972	91,255	175,886	182,963
Corporate expenses	30,245	26,354	60,087	57,289
Depreciation and amortization	2,833	3,491	5,745	7,532
Acquisition-related costs	-	(32)	-	38
Other operating expense (income)	91	(3,305)	2,411	(3,233)
Operating income	37,126	37,492	59,992	55,131
Interest income	95	113	197	188
Interest expense	(39,613)	(37,985)	(79,260)	(73,943)
Other income	6,371	25,169	24,540	12,981
Income (loss) before income taxes	$3,979	$24,789	$5,469	$(5,643)

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

	For the three-month periods ended		For the six-month periods ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Numerator:
Net income (loss)	$13,906	$25,599	$2,734	$(6,399)
Denominator:
Weighted average shares of common stock outstanding (1), basic and diluted	192,600	189,071	192,420	189,063
Net income (loss) per share, basic	$0.07	$0.14	$0.01	$(0.03)

Weighted average shares of common stock outstanding (1), diluted	196,869	189,739	196,274	189,063
Net income (loss) per share, diluted	$0.07	$0.13	$0.01	$(0.03)
Dilutive securities outstanding not included in the computation of diluted net income (loss) per share, as their effect is antidilutive:
RSUs	1,478	3,434	1,478	8,401
PSUs	-	4,481	-	4,481
Stock options	13,088	14,110	13,088	14,110

(1)
The calculation of weighted average shares of common stock outstanding includes all vested deferred restricted stock units.

14. SUBSEQUENT EVENT

On June 30, 2024, participants in the ESPP purchased a total of 741,274 shares of common stock at a weighted average price of approximately $2.35 per share. See Note 9 - Share Based Compensation for additional details of the ESPP.

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

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52-week or 53-week fiscal year. “Fiscal year 2024” refers to the 52-week fiscal year ending on December 28, 2024. “Fiscal year 2023” refers to the 52-week fiscal year ended on December 30, 2023. The “three-month period ended June 29, 2024”, or “second quarter of 2024” refers to the 13-week fiscal quarter ended on June 29, 2024. The “three-month period ended July 1, 2023” or “second quarter of 2023” refers to the 13-week fiscal quarter ended on July 1, 2023. The "six-month period ended June 29, 2024", or "first six months of 2024", refers to the period from December 31, 2023 through June 29, 2024. The "six-month period ended July 1, 2023", or "first six months of 2023", refers to the period from January 1, 2023 through July 1, 2023.

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

The following table summarizes the revenues generated by each of our segments for the three-month periods ended June 29, 2024 and July 1, 2023, respectively:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the three-month period ended June 29, 2024	$504,958	$407,851	$54,630	$42,477
Percentage of consolidated revenue		81%	11%	8%
For the three-month period ended July 1, 2023	$471,945	$377,668	$55,410	$38,867
Percentage of consolidated revenue		80%	12%	8%

The following table summarizes the revenues generated by each of our segments for the six-month periods ended June 29, 2024 and July 1, 2023, respectively:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the six-month period ended June 29, 2024	$995,611	$802,860	$109,243	$83,508
Percentage of consolidated revenue		81%	11%	8%
For the six-month period ended July 1, 2023	$938,358	$750,615	$111,536	$76,207
Percentage of consolidated revenue		80%	12%	8%

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

Recent Developments

CMS Final Rule: “Ensuring Access to Medicaid Services”

On April 22, 2024, the U.S. Department of Health & Human Services through the Centers for Medicare and Medicaid Services ("CMS") released the “Ensuring Access to Medicaid Services” final rule (CMS-2442-F). The final rule has a stated goal of improving access to services for Medicaid beneficiaries. As part of this rule, CMS requires that state Medicaid departments provide assurances that a minimum of 80% of Medicaid payments for personal care and similar services be spent on compensation to and clinical supervision of the direct care workers providing these services. While the effective date of the final rule was July 9, 2024, the states are allowed six years to implement the provisions regarding the 80% minimum payment. The ultimate impact of the final rule is not expected to have a material impact to our results of operations.

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

Results of Operations

Three-Month Period Ended June 29, 2024 Compared to the Three-Month Period Ended July 1, 2023

The following table summarizes our consolidated results of operations, including Field contribution, which is a non-GAAP measure (see “Non-GAAP Financial Measures” below), for the three-month periods indicated:

	For the three-month periods ended
(dollars in thousands)	June 29, 2024	% of Revenue	July 1, 2023	% of Revenue	Change	% Change
Revenue	$504,958	100.0%	$471,945	100.0%	$33,013	7.0%
Cost of revenue, excluding depreciation and amortization	346,691	68.7%	316,690	67.1%	30,001	9.5%
Gross margin	$158,267	31.3%	$155,255	32.9%	$3,012	1.9%
Branch and regional administrative expenses	87,972	17.4%	91,255	19.3%	(3,283)	-3.6%
Field contribution	$70,295	13.9%	$64,000	13.6%	$6,295	9.8%
Corporate expenses	30,245	6.0%	26,354	5.6%	3,891	14.8%
Depreciation and amortization	2,833	0.6%	3,491	0.7%	(658)	-18.8%
Acquisition-related costs	-	0.0%	(32)	0.0%	32	-100.0%
Other operating expense (income)	91	0.0%	(3,305)	-0.7%	3,396	-102.8%
Operating income	$37,126	7.4%	$37,492	7.9%	$(366)	-1.0%
Interest expense, net	(39,518)		(37,872)		(1,646)	4.3%
Other income	6,371		25,169		(18,798)	-74.7%
Income tax benefit	9,927		810		9,117	NM
Net income	$13,906		$25,599		$(11,693)	-45.7%

NM = A percentage calculation that is not meaningful due to a percentage change greater than 1000%.

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the three-month periods indicated:

	For the three-month periods ended
(dollars in thousands)	June 29, 2024	July 1, 2023	Change	% Change
Revenue	$504,958	$471,945	$33,013	7.0%
Cost of revenue, excluding depreciation and amortization	346,691	316,690	30,001	9.5%
Gross margin	$158,267	$155,255	$3,012	1.9%
Gross margin percentage	31.3%	32.9%
Branch and regional administrative expenses	87,972	91,255	(3,283)	-3.6%
Field contribution	$70,295	$64,000	$6,295	9.8%
Field contribution margin	13.9%	13.6%
Corporate expenses	$30,245	$26,354	$3,891	14.8%
As a percentage of revenue	6.0%	5.6%
Operating income	$37,126	$37,492	$(366)	-1.0%
As a percentage of revenue	7.4%	7.9%

The following tables summarize our key performance measures by segment for the three-month periods indicated:

	PDS
	For the three-month periods ended
(dollars and hours in thousands)	June 29, 2024	July 1, 2023	Change	% Change
Revenue	$407,851	$377,668	$30,183	8.0%
Cost of revenue, excluding depreciation and amortization	296,983	266,170	30,813	11.6%
Gross margin	$110,868	$111,498	$(630)	-0.6%
Gross margin percentage	27.2%	29.5%		-2.3%	(4)
Hours	10,336	9,865	471	4.8%
Revenue rate	$39.46	$38.28	$1.18	3.2%	(1)
Cost of revenue rate	$28.73	$26.98	$1.75	6.8%	(2)
Spread rate	$10.73	$11.30	$(0.57)	-5.4%	(3)

	HHH
	For the three-month periods ended
(dollars and admissions/episodes in thousands)	June 29, 2024	July 1, 2023	Change	% Change
Revenue	$54,630	$55,410	$(780)	-1.4%
Cost of revenue, excluding depreciation and amortization	25,227	28,497	(3,270)	-11.5%
Gross margin	$29,403	$26,913	$2,490	9.3%
Gross margin percentage	53.8%	48.6%		5.2%	(4)
Home health total admissions (5)	9.4	9.9	(0.5)	-5.1%
Home health episodic admissions (6)	7.1	6.8	0.3	4.4%
Home health total episodes (7)	11.6	11.1	0.5	4.5%
Home health revenue per completed episode (8)	$3,093	$3,051	$42	1.4%

	MS
	For the three-month periods ended
(dollars and UPS in thousands)	June 29, 2024	July 1, 2023	Change	% Change
Revenue	$42,477	$38,867	$3,610	9.3%
Cost of revenue, excluding depreciation and amortization	24,481	22,023	2,458	11.2%
Gross margin	$17,996	$16,844	$1,152	6.8%
Gross margin percentage	42.4%	43.3%		-0.9%	(4)
Unique patients served (“UPS”)	94	85	9	10.6%
Revenue rate	$451.88	$457.26	$(5.38)	-1.3%	(1)
Cost of revenue rate	$260.44	$259.09	$1.35	0.6%	(2)
Spread rate	$191.45	$198.16	$(6.73)	-3.8%	(3)

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

Summary Operating Results

Operating Income

Operating income was $37.1 million, or 7.4% of revenue, for the three-month period ended June 29, 2024, as compared to operating income of 37.5 million, or 7.9% of revenue, for the three-month period ended July 1, 2023, a decrease of $0.4 million.

Operating income for the second quarter of 2024 was positively impacted by an increase of $6.3 million, or 9.8%, in Field contribution, as compared to the second quarter of 2023. The $6.3 million increase in Field contribution resulted from a $33.0 million, or 7.0%, increase in consolidated revenue and a 0.3% increase in our Field contribution margin to 13.9% for the second quarter of 2024 from 13.6% for the second quarter of 2023. The primary driver of our higher Field contribution margin over the comparable quarter was a 1.9% decrease in branch and regional administrative expenses as a percentage of revenue to 17.4% for the second quarter of 2024 from 19.3% for the second quarter of 2023.

The following items primarily contributed to the $0.4 million decrease in operating income over the comparable second quarter period:

•
the previously discussed $6.3 million increase in Field contribution;
•
a $3.9 million increase in corporate expenses;
•
a 3.4 million increase in other operating expense (income); and
•
a $0.7 million decrease in depreciation and amortization.

Net Income

Net income for the three-month period ended June 29, 2024 was $13.9 million, as compared to net income of $25.6 million for the three-month period ended July 1, 2023. The $11.7 million decrease in net income was primarily driven by the following:

•
the previously discussed $0.4 million decrease in operating income;
•
an aggregate $18.8 million decrease in valuation gains on interest rate derivatives and net settlements received from interest rate derivative counterparties over the comparable quarter; and
•
a $1.6 million increase in interest expense, net of interest income; offset by
•
a 9.1 million increase in tax benefit.

Revenue

Revenue was $505.0 million for the three-month period ended June 29, 2024, as compared to $471.9 million for the three-month period ended July 1, 2023, an increase of $33.0 million, or 7.0%. This increase resulted from the following segment activity:

•
a $30.2 million, or 8.0%, increase in PDS revenue;
•
a $0.8 million, or 1.4%, decrease in HHH revenue; and
•
a $3.6 million, or 9.3%, increase in MS revenue.

Our PDS segment revenue growth of $30.2 million, or 8.0%, for the three-month period ended June 29, 2024 was attributable to a 4.8% increase in volume and a 3.2% increase in revenue rate. The 4.8% increase in volume was primarily attributable to growth in demand for non-clinical services.

The 3.2% increase in PDS revenue rate for the three-month period ended June 29, 2024, as compared to the three-month period ended July 1, 2023, resulted primarily from reimbursement rate increases issued by various state Medicaid programs and Managed Medicaid payers and increases in value-based payments, offset by increases in implicit price concessions.

Our HHH segment revenue decrease of $0.8 million, or 1.4%, for the three-month period ended June 29, 2024, as compared to the three-month period ended July 1, 2023, resulted primarily from a decline in volumes over the comparable period. While home health total admissions declined 5.1% as compared to the 2023 period, total segment revenue for the three-month period ended June 29, 2024 declined by a lower rate primarily due to improvements in home health episodic mix.

The $3.6 million, or 9.3%, increase in MS segment revenue for the three-month period ended June 29, 2024, as compared to the three-month period ended July 1, 2023, was attributable to volume growth of 10.6% partially offset by a 1.3% decrease in revenue rate over the comparable period.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $346.7 million for the three-month period ended June 29, 2024, as compared to $316.7 million for the three-month period ended July 1, 2023, an increase of $30.0 million, or 9.5%. This increase resulted from the following segment activity:

•
a $30.8 million, or 11.6%, increase in PDS cost of revenue;
•
a $3.3 million, or 11.5%, decrease in HHH cost of revenue; and

•
a $2.5 million, or 11.2%, increase in MS cost of revenue.

The 11.6% increase in PDS cost of revenue for the three-month period ended June 29, 2024 resulted from the previously described 4.8% increase in PDS volume combined with a 6.8% increase in PDS cost of revenue rate. The 6.8% increase in cost of revenue rate primarily resulted from higher caregiver labor costs, including the pass-through of state reimbursement rate increases. The prior year quarter included $5.0 million lower general and professional liability expense associated with certain accrued legal settlements.

The 11.5% decrease in HHH cost of revenue for the three-month period ended June 29, 2024 was driven primarily by a decline in HHH volumes and improvements in HHH caregiver utilization.

The 11.2% increase in MS cost of revenue for the three-month period ended June 29, 2024 was driven by the previously described 10.6% growth in MS volumes and a 0.6% increase in cost of revenue rate.

Gross Margin and Gross Margin Percentage

Gross margin was $158.3 million, or 31.3% of revenue, for the three-month period ended June 29, 2024, as compared to $155.3 million, or 32.9% of revenue, for the three-month period ended July 1, 2023. Gross margin increased $3.0 million, or 1.9%, from the comparable prior year quarter. The 1.6% decrease in gross margin percentage for the three-month period ended June 29, 2024 resulted from the combined changes in our revenue rates and cost of revenue rates in each of our segments, which we refer to as the change in our spread rate, as follows:

•
a 5.4% decrease in PDS spread rate from $11.30 to $10.73 driven by the 3.2% increase in PDS revenue rate, net of the 6.8% increase in PDS cost of revenue rate;
•
a 3.8% decrease in MS spread rate from $198.16 to $191.45 driven by the 1.3% decrease in MS revenue rate, net of the 0.6% increase in MS cost of revenue rate; and
•
our HHH segment, in which gross margin percentage increased by 5.2%.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $88.0 million, or 17.4% of revenue, for the three-month period ended June 29, 2024, as compared to $91.3 million, or 19.3% of revenue, for the three-month period ended July 1, 2023, a decrease of $3.3 million, or 3.6%.

The 3.6% decrease in branch and regional administrative expenses for the three-month period ended June 29, 2024, as compared to the three-month period ended July 1, 2023, was primarily due to the positive effects of restructuring portions of our branch and regional operating structure, which resulted in the overall 1.9% decrease in branch and regional administrative expenses as a percentage of revenue for the three-month period ended June 29, 2024, as compared to the three-month period ended July 1, 2023.

Field Contribution and Field Contribution Margin

Field contribution was $70.3 million, or 13.9% of revenue, for the three-month period ended June 29, 2024, as compared to $64.0 million, or 13.6% of revenue, for the three-month period ended July 1, 2023. Field contribution increased $6.3 million, or 9.8%, for the three-month period ended June 29, 2024, as compared to the three-month period ended July 1, 2023. The 0.3% increase in Field contribution margin for the three-month period ended June 29, 2024 resulted from the following:

•
a 1.6% decrease in gross margin percentage in the three-month period ended June 29, 2024, as compared to the three-month period ended July 1, 2023; and
•
a 1.8% decrease in branch and regional administrative expenses as a percentage of revenue for the three-month period ended June 29, 2024, as compared to the three-month period ended July 1, 2023.

Field contribution and Field contribution margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the three-month periods ended June 29, 2024 and July 1, 2023 were as follows:

	For the three-month periods ended
	June 29, 2024		July 1, 2023
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$504,958		$471,945
Corporate expense components:
Compensation and benefits	$16,797	3.3%	$15,284	3.2%
Non-cash share-based compensation	3,438	0.7%	2,506	0.5%
Professional services	4,565	0.9%	2,804	0.6%
Rent and facilities expense	3,203	0.6%	3,120	0.7%
Office and administrative	384	0.1%	518	0.1%
Other	1,858	0.4%	2,122	0.4%
Total corporate expenses	$30,245	6.0%	$26,354	5.6%

Corporate expenses were $30.2 million, or 6.0% of revenue, for the three-month period ended June 29, 2024, as compared to $26.4 million, or 5.6% of revenue, for the three-month period ended July 1, 2023. The $3.9 million, or 14.8%, increase in corporate expenses resulted primarily from higher compensation and benefits costs, non-cash share-based compensation, and professional services.

Depreciation and Amortization

Depreciation and amortization was $2.8 million for the three-month period ended June 29, 2024, as compared to $3.5 million for the three-month period ended July 1, 2023, a decrease of $0.7 million, or 18.8%. The $0.7 million decrease primarily resulted from improved capital asset management.

Other Operating Expense (Income)

Other operating expense was $0.1 million for the three-month period ended June 29, 2024, as compared to other operating income of $3.3 million for the three-month period ended July 1, 2023, a decrease in other operating income of $3.4 million. The $3.4 million decrease primarily resulted from a favorable $3.6 million acquisition-related legal settlement recorded in the prior year three-month period.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $39.5 million for the three-month period ended June 29, 2024, as compared to $37.9 million for the three-month period ended July 1, 2023, an increase of $1.6 million, or 4.3%. The increase was primarily driven by increases in interest rates due to continued increases in the U.S. federal funds rate and higher borrowing under our Securitization Facility. See further analysis under Liquidity and Capital Resources below.

Other Income

Other income was $6.4 million for the three-month period ended June 29, 2024, as compared to other income of $25.2 million for the three-month period ended July 1, 2023, a decrease of $18.8 million. We realized a $19.9 million decrease in non-cash valuation gains on interest rate derivatives resulting from changes in market expectations of future interest rates as of the comparable quarter-end valuation dates, offset by a $1.7 million improvement in net settlements with interest rate derivative counterparties as interest rates increased compared to the prior year quarter due to higher market interest rates. Details of other income included the following:

	For the three-month periods ended
(dollars in thousands)	June 29, 2024	July 1, 2023
Valuation (loss) gain to state interest rate derivatives at fair value	$(3,146)	$16,799
Net settlements received from interest rate derivative counterparties	9,587	7,867
Other	(70)	503
Total other income	$6,371	$25,169

Income Taxes

We incurred income tax benefit of $9.9 million for the three-month period ended June 29, 2024, as compared to income tax benefit of $0.8 million for the three-month period ended July 1, 2023. This increase in tax benefit was primarily driven by the changes in federal and state valuation allowances, and changes to federal and state current tax expense.

Six-Month Period Ended June 29, 2024 Compared to the Six-Month Period Ended July 1, 2023

The following table summarizes our consolidated results of operations, including Field contribution, which is a non-GAAP measure (see “Non-GAAP Financial Measures” below), for the six-month periods indicated:

	For the six-month periods ended
(dollars in thousands)	June 29, 2024	% of Revenue	July 1, 2023	% of Revenue	Change	% Change
Revenue	$995,611	100.0%	$938,358	100.0%	$57,253	6.1%
Cost of revenue, excluding depreciation and amortization	691,490	69.5%	638,638	68.1%	52,852	8.3%
Gross margin	$304,121	30.5%	$299,720	31.9%	$4,401	1.5%
Branch and regional administrative expenses	175,886	17.7%	182,963	19.5%	(7,077)	-3.9%
Corporate expenses	60,087	6.0%	57,289	6.1%	2,798	4.9%
Depreciation and amortization	5,745	0.6%	7,532	0.8%	(1,787)	-23.7%
Acquisition-related costs	-	0.0%	38	0.0%	(38)	-100.0%
Other operating expense (income)	2,411	0.2%	(3,233)	-0.3%	5,644	-174.6%
Operating income	$59,992	6.0%	$55,131	5.9%	$4,861	8.8%
Interest expense, net	(79,063)		(73,755)		(5,308)	7.2%
Other income	24,540		12,981		11,559	89.0%
Income tax expense	(2,735)		(756)		(1,979)	261.8%
Net income (loss)	$2,734		$(6,399)		$9,133	142.7%

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the six-month periods indicated:

	For the six-month periods ended
(dollars in thousands)	June 29, 2024	July 1, 2023	Change	% Change
Revenue	$995,611	$938,358	$57,253	6.1%
Cost of revenue, excluding depreciation and amortization	691,490	638,638	52,852	8.3%
Gross margin	$304,121	$299,720	$4,401	1.5%
Gross margin percentage	30.5%	31.9%
Branch and regional administrative expenses	175,886	182,963	(7,077)	-3.9%
Field contribution	$128,235	$116,757	$11,478	9.8%
Field contribution margin	12.9%	12.4%
Corporate expenses	$60,087	$57,289	$2,798	4.9%
As a percentage of revenue	6.0%	6.1%
Operating income	$59,992	$55,131	$4,861	8.8%
As a percentage of revenue	6.0%	5.9%

The following tables summarize our key performance measures by segment for the six-month periods indicated:

	PDS
	For the six-month periods ended
(dollars and hours in thousands)	June 29, 2024	July 1, 2023	Change	% Change
Revenue	$802,860	$750,615	$52,245	7.0%
Cost of revenue, excluding depreciation and amortization	591,857	534,933	56,924	10.6%
Gross margin	$211,003	$215,682	$(4,679)	-2.2%
Gross margin percentage	26.3%	28.7%		-2.4%	(4)
Hours	20,600	19,648	952	4.8%
Revenue rate	$38.97	$38.20	$0.77	2.2%	(1)
Cost of revenue rate	$28.73	$27.23	$1.50	5.8%	(2)
Spread rate	$10.24	$10.97	$(0.73)	-7.0%	(3)

	HHH
	For the six-month periods ended
(dollars and admissions/episodes in thousands)	June 29, 2024	July 1, 2023	Change	% Change
Revenue	$109,243	$111,536	$(2,293)	-2.1%
Cost of revenue, excluding depreciation and amortization	50,866	59,592	(8,726)	-14.6%
Gross margin	$58,377	$51,944	$6,433	12.4%
Gross margin percentage	53.4%	46.6%		6.8%	(4)
Home health total admissions (5)	19.5	21.6	(2.1)	-9.7%
Home health episodic admissions (6)	14.7	14.8	(0.1)	-0.7%
Home health total episodes (7)	23.7	23.0	0.7	3.0%
Home health revenue per completed episode (8)	$3,082	$3,005	$77	2.6%

	MS
	For the six-month periods ended
(dollars and UPS in thousands)	June 29, 2024	July 1, 2023	Change	% Change
Revenue	$83,508	$76,207	$7,301	9.6%
Cost of revenue, excluding depreciation and amortization	48,767	44,113	4,654	10.6%
Gross margin	$34,741	$32,094	$2,647	8.2%
Gross margin percentage	41.6%	42.1%		-0.5%	(4)
Unique patients served (“UPS”)	186	170	16	9.4%
Revenue rate	$448.97	$448.28	$0.69	0.2%	(1)
Cost of revenue rate	$262.19	$259.49	$2.70	1.2%	(2)
Spread rate	$186.78	$188.79	$(2.01)	-1.2%	(3)

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

Summary Operating Results

Operating Income

Operating income was $60.0 million for the six-month period ended June 29, 2024, as compared to operating income of $55.1 million for the six-month period ended July 1, 2023, an increase of $4.9 million, or 8.8%.

Operating income for the six-month period of 2024 was positively impacted by an increase of $11.5 million, or 9.8%, in Field contribution as compared to the six-month period of 2023. The $11.5 million increase in Field contribution resulted from a $57.3 million, or 6.1%, increase in consolidated revenue and a 0.5% increase in our Field contribution margin to 12.9% for the six-month period of 2024 from 12.4% for the six-month period of 2023. The primary driver of our higher Field contribution margin year over year was a 1.8% decrease in branch and regional administrative expenses as a percentage of revenue to 17.7% for the six-month period of 2024 from 19.5% for the six-month period of 2023.

The overall $4.9 million increase in operating income over the comparable periods primarily consists of:

•
the previously discussed $11.5 million increase in Field contribution; and
•
a $1.8 million decrease in depreciation and amortization; offset by
•
a $2.8 million increase in corporate expenses; and
•
a $5.6 million decrease in other operating income.

Net Income (Loss)

Net income for the six-month period ended June 29, 2024 was $2.7 million, as compared to net loss of $6.4 million for the six-month period ended July 1, 2023. The $9.1 million increase in net income was primarily driven by the following:

•
the previously discussed $4.9 million increase in operating income; and
•
an aggregate $11.6 million increase in valuation gains on interest rate derivatives, and increases in net settlements received from interest rate derivative counterparties over the comparable period; offset by
•
a $5.3 million increase in interest expense, net of interest income; and
•
a $1.9 million increase in income tax expense.

Revenue

Revenue was $995.6 million for the six-month period ended June 29, 2024, as compared to $938.4 million for the six-month period ended July 1, 2023, an increase of $57.3 million, or 6.1%. This increase resulted from the following segment activity:

•
a $52.2 million, or 7.0%, increase in PDS revenue;
•
a $2.3 million, or 2.1%, decrease in HHH revenue; and
•
a $7.3 million, or 9.6%, increase in MS revenue.

Our PDS segment revenue growth of $52.2 million, or 7.0%, for the six-month period ended June 29, 2024 was attributable to a 4.8% increase in volume and a 2.2% increase in revenue rate. The 4.8% increase in volume was primarily attributable to growth in demand for non-clinical services.

The 2.2% increase in PDS revenue rate for the six-month period ended June 29, 2024, as compared to the six-month period ended July 1, 2023, resulted primarily from reimbursement rate increases issued by various state Medicaid programs and Managed Medicaid payers and increases in value-based payments, offset by increases in implicit price concessions.

Our HHH segment revenue decrease of $2.3 million, or 2.1%, for the six-month period ended June 29, 2024 resulted primarily from a decline in volumes over the comparable period. While home health total admissions declined 9.7% over the comparable period, total segment revenue declined by a lower rate primarily due to improvements in home health episodic mix.

The $7.3 million, or 9.6%, increase in MS segment revenue for the six-month period ended June 29, 2024, as compared to the six-month period ended July 1, 2023, was attributable to volume growth of 9.4% combined with a 0.2% increase in revenue rate over the comparable period.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $691.5 million for the six-month period ended June 29, 2024, as compared to $638.6 million for the six-month period ended July 1, 2023, an increase of $52.9 million, or 8.3%. This increase resulted from the following segment activity:

•
a $56.9 million, or 10.6%, increase in PDS cost of revenue;
•
a $8.7 million, or 14.6%, decrease in HHH cost of revenue; and
•
a $4.7 million, or 10.6%, increase in MS cost of revenue.

The 10.6% increase in PDS cost of revenue for the six-month period ended June 29, 2024 resulted from the previously described 4.8% increase in PDS volume combined with a 5.8% increase in PDS cost of revenue rate. The 5.8% increase in cost of revenue rate primarily resulted from higher caregiver labor costs, including the pass-through of state reimbursement rate increases.

The 14.6% decrease in HHH cost of revenue for the six-month period ended June 29, 2024 was driven primarily by a decline in HHH volumes and improvements in HHH caregiver utilization.

The 10.6% increase in MS cost of revenue for the six-month period ended June 29, 2024 was driven by the previously described 9.4% growth in MS volumes and a 1.2% increase in cost of revenue rate.

Gross Margin and Gross Margin Percentage

Gross margin was $304.1 million, or 30.5% of revenue, for the six-month period ended June 29, 2024, as compared to $299.7 million, or 31.9% of revenue, for the six-month period ended July 1, 2023. Gross margin increased $4.4 million, or 1.5%, from the comparable prior year quarter. The 1.4% decrease in gross margin percentage for the six-month period ended June 29, 2024 resulted from the combined changes in our revenue rates and cost of revenue rates in each of our segments, which we refer to as the change in our spread rate, as follows:

•
a 7.0% decrease in PDS spread rate from $10.97 to $10.24 driven by the 2.2% increase in PDS revenue rate, net of the 5.8% increase in PDS cost of revenue rate;
•
a 1.2% decrease in MS spread rate from $188.79 to $186.78 driven by the 0.2% increase in MS revenue rate, net of the 1.2% increase in MS cost of revenue rate; and
•
our HHH segment, in which gross margin percentage increased by 6.8%.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $175.9 million, or 17.7% of revenue, for the six-month period ended June 29, 2024, as compared to $183.0 million, or 19.5% of revenue, for the six-month period ended July 1, 2023, a decrease of $7.1 million, or 3.9%.

The 3.9% decrease in branch and regional administrative expenses for the six-month period ended June 29, 2024, as compared to the six-month period ended July 1, 2023, was primarily due to the positive effects of restructuring portions of our branch and regional operating structure, which resulted in the overall 1.8% decrease in branch and regional administrative expenses as a percentage of revenue for the six-month period ended June 29, 2024, as compared to the six-month period ended July 1, 2023.

Field Contribution and Field Contribution Margin

Field contribution was $128.2 million, or 12.9% of revenue, for the six-month period ended June 29, 2024, as compared to $116.8 million, or 12.4% of revenue, for the six-month period ended July 1, 2023. Field contribution increased $11.5 million, or 9.8%, for the six-month period ended June 29, 2024, as compared to the six-month period ended July 1, 2023. The 0.5% increase in Field contribution margin for the six-month period ended June 29, 2024 resulted from the following:

•
a 1.8% decrease in branch and regional administrative expenses as a percentage of revenue in the six-month period ended June 29, 2024, as compared to the six-month period ended July 1, 2023; offset by
•
a 1.4% decrease in gross margin percentage in the six-month period ended June 29, 2024, as compared to the six-month period ended July 1, 2023.

Field contribution and Field contribution margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the six-month periods ended June 29, 2024 and July 1, 2023 were as follows:

	For the six-month periods ended
	June 29, 2024		July 1, 2023
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$995,611		$938,358
Corporate expense components:
Compensation and benefits	$32,675	3.3%	$32,048	3.4%
Non-cash share-based compensation	5,860	0.6%	4,666	0.5%
Professional services	10,878	1.1%	8,777	0.9%
Rent and facilities expense	6,216	0.6%	5,981	0.6%
Office and administrative	961	0.1%	735	0.1%
Other	3,497	0.4%	5,082	0.5%
Total corporate expenses	$60,087	6.0%	$57,289	6.1%

Corporate expenses were $60.1 million, or 6.0% of revenue, for the six-month period ended June 29, 2024, as compared to $57.3 million, or 6.1% of revenue, for the six-month period ended July 1, 2023. The $2.8 million, or 4.9%, increase in corporate expenses resulted primarily from higher non-cash share-based compensation costs and higher professional services.

Depreciation and Amortization

Depreciation and amortization was $5.7 million for the six-month period ended June 29, 2024, as compared to $7.5 million for the six-month period ended July 1, 2023, a decrease of $1.8 million, or 23.7%. The $1.8 million decrease primarily resulted from improved capital asset management.

Other Operating Expense (Income)

Other operating expense was $2.4 million for the six-month period ended June 29, 2024, as compared to other operating income of $3.2 million for the six-month period ended July 1, 2023, a decrease of $5.6 million. The $5.6 million decrease primarily resulted from an impairment of a certain facility lease asset recorded in the current year six-month period, and a favorable $3.6 million acquisition-related legal settlement recorded in the prior year six-month period.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $79.1 million for the six-month period ended June 29, 2024, as compared to $73.8 million for the six-month period ended July 1, 2023, an increase of $5.3 million, or 7.2%. The increase was primarily driven by higher interest rates due to continued increases in the U.S. federal funds rate and higher borrowing under our Securitization Facility. See further analysis under Liquidity and Capital Resources below.

Other Income

Other income was $24.5 million for the six-month period ended June 29, 2024, as compared to other income of $13.0 million for the six-month period ended July 1, 2023. We realized a $6.9 million increase in non-cash valuation gains on interest rate derivatives resulting from changes in market expectations of future interest rates as of the comparable valuation dates and a $4.7 million improvement in net settlements with interest rate derivative counterparties as interest rates increased compared to the prior year period due to higher market interest rates. Details of other income included the following:

	For the six-month periods ended
(dollars in thousands)	June 29, 2024	July 1, 2023
Valuation gain (loss) to state interest rate derivatives at fair value	$5,130	$(1,738)
Net settlements received from interest rate derivative counterparties	19,228	14,482
Other	182	237
Total other income	$24,540	$12,981

Income Taxes

We incurred income tax expense of $2.7 million for the six-month period ended June 29, 2024, as compared to income tax expense of $0.8 million for the six-month period ended July 1, 2023. This increase in tax expense was primarily driven by the changes to federal and state current tax expense and the changes in federal and state valuation allowances.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods indicated:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income (loss)	$13,906	$25,599	$2,734	$(6,399)
Interest expense, net	39,518	37,872	79,063	73,755
Income tax (benefit) expense	(9,927)	(810)	2,735	756
Depreciation and amortization	2,833	3,491	5,745	7,532
EBITDA	46,330	66,152	90,277	75,644
Goodwill, intangible and other long-lived asset impairment	80	313	2,400	381
Non-cash share-based compensation	3,500	2,586	7,581	5,028
Interest rate derivatives (1)	(6,441)	(24,667)	(24,359)	(12,745)
Acquisition-related costs (2)	-	(33)	-	37
Integration costs (3)	388	102	687	1,235
Legal costs and settlements associated with acquisition matters (4)	173	(5,446)	575	(5,142)
Restructuring (5)	1,718	2,621	3,188	4,748
Other legal matters (6)	(197)	(5,000)	898	(5,000)
Other system transition costs, professional fees and other (7)	96	(773)	(717)	150
Total adjustments (8)	$(683)	$(30,297)	$(9,747)	$(11,308)
Adjusted EBITDA	$45,647	$35,855	$80,530	$64,336

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
(3)
Represents (i) costs associated with our Integration Management Office, which focuses on our integration efforts and transformational projects such as systems conversions and implementations, material cost reduction and restructuring projects, among other things, of $0.3 million and $0.6 million for the three and six-month periods ended June 29, 2024, respectively, and $0.4 million and $0.8 million for the three and six-month periods ended July 1, 2023, respectively; and (ii) transitionary costs incurred to integrate acquired companies into our field and corporate operations of $0.1 million for both the three and six-month periods ended June 29, 2024, respectively, and $(0.3) million and $0.4 million for the three and six-month periods ended July 1, 2023, respectively. Transitionary costs incurred to integrate acquired companies include IT consulting costs and related integration support costs; salary, severance and retention costs associated with duplicative acquired company personnel until such personnel are exited from the Company; accounting, legal and consulting costs; expenses and impairments related to the closure and consolidation of overlapping markets of acquired companies, including lease termination and relocation costs; costs associated with terminating legacy acquired company contracts and systems; and one-time costs associated with rebranding our acquired companies and locations to the Aveanna brand.
(4)
Represents legal and forensic costs, as well as settlements associated with resolving legal matters arising during or as a result of our acquisition-related activities. This primarily includes (i) costs of $0.2 million and $0.6 million for the three and six-month periods ended June 29, 2024, respectively, and $0.2 million and $0.3 million for the three and six-month periods ended July 1, 2023, respectively, to comply with the U.S. Department of Justice, Antitrust Division’s grand jury subpoena related to nurse wages and hiring activities in certain of our markets, in connection with a terminated transaction, and (ii) release of reserve of $3.6 million for both the three and six-month periods ended July 1, 2023, related to the settlement of a legal matter resulting from a 2020 acquisition.
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
(7)
Represents: (i) costs associated with the implementation of, and transition to, new electronic medical record systems, billing and collection systems, duplicative system costs while such transformational projects are in-process, and other system transition costs of $0.7 million for the six-month period ended July 1, 2023, no such cost was recorded in other presented periods; and (ii) other costs or (income) that are either non-cash or non-core to the Company’s ongoing operations of $0.1 million and $(0.7)

million for the three and six-month periods ended June 29, 2024, respectively, and $(0.7) million and $(0.6) million for the three and six-month periods ended July 1, 2023, respectively.
(8)
The table below reflects the increase or decrease, and aggregate impact, to the line items included in our consolidated statements of operations based upon the adjustments used in arriving at Adjusted EBITDA from EBITDA for the periods indicated:

	Impact to Adjusted EBITDA
	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cost of revenue, excluding depreciation and amortization	81	(4,823)	$176	$(4,678)
Branch and regional administrative expenses	1,561	1,723	2,874	3,364
Corporate expenses	3,958	1,311	9,335	6,184
Acquisition-related costs	-	(33)	-	37
Other operating expense (income)	168	(3,646)	2,120	(3,646)
Other income	(6,451)	(24,829)	(24,252)	(12,569)
Total adjustments	$(683)	$(30,297)	$(9,747)	$(11,308)

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

The following table reconciles gross margin to Field contribution and Field contribution margin for the periods indicated:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Gross margin	$158,267	$155,255	$304,121	$299,720
Gross margin percentage	31.3%	32.9%	30.5%	31.9%
Branch and regional administrative expenses	87,972	91,255	175,886	182,963
Field contribution	$70,295	$64,000	$128,235	$116,757
Field contribution margin	13.9%	13.6%	12.9%	12.4%
Revenue	$504,958	$471,945	$995,611	$938,358

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

At June 29, 2024 we had $47.7 million in cash on hand, $53.0 million available to us under our Securitization Facility and approximately $168.2 million of borrowing capacity under the Revolving Credit Facility. Available borrowing capacity under the Revolving Credit Facility is subject to a maintenance leverage covenant that becomes effective if more than 30% of the total commitment is utilized, subject to a $15.0 million carve-out for letters of credit. We believe that our operating cash flows, available cash on hand, and availability under our Securitization Facility and Revolving Credit Facility will be sufficient to meet our cash requirements for at least the next twelve months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments and future results of operations. We cannot assure you that cash provided by operating activities or cash and cash equivalents on hand will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.

Cash Flow Activity

The following table sets forth a summary of our cash flows from operating, investing, and financing activities for the six-month periods presented:

	For the six-month periods ended
(dollars in thousands)	June 29, 2024	July 1, 2023
Net cash used in operating activities	$(10,163)	$(3,023)
Net cash used in investing activities	$(2,577)	$(6,099)
Net cash provided by financing activities	$16,459	$17,917

Operating Activities

The primary sources or uses of our operating cash flow are operating income or operating losses, as well as any other significant non-cash items such as depreciation, amortization and share-based compensation, and cash paid for interest. The timing of collections of accounts receivable and the payment of accounts payable, other accrued liabilities and accrued payroll can also impact and cause fluctuations in our operating cash flow. Cash used by operating activities increased by $7.1 million for the six-month period ended June 29, 2024 compared to the six-month period ended July 1, 2023, primarily due to:

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

Days Sales Outstanding (“DSO”)

DSO provides us with a gauge to measure the timing of cash collections against accounts receivable and related revenue. DSO is derived by dividing our average patient accounts receivable for the fiscal period by our average daily revenue for the fiscal period. The collection cycle for our HHH segment is generally longer than that of our PDS segment, primarily due to longer billing cycles for HHH, which is generally billed in thirty day increments. The following table presents our trailing five quarter DSO for the periods presented below:

	July 1, 2023	September 30, 2023	December 30, 2023	March 30, 2024	June 29, 2024
Days Sales Outstanding	46.2	45.0	44.9	45.8	47.8

Investing Activities

Net cash used in investing activities was $2.6 million for the six-month period ended June 29, 2024, as compared to $6.1 million for the six-month period ended July 1, 2023. The primary driver of the $3.5 million decrease in cash used in the current period was the prior year purchase of certificates of need of $2.7 million.

Financing Activities

Net cash provided by financing activities decreased by $1.5 million, from $17.9 million net cash provided for the six-month period ended July 1, 2023 to $16.5 million for the six-month period ended June 29, 2024. The $1.5 million decrease was primarily attributable to lower borrowings under the Securitization Facility during the six-month period ended June 29, 2024.

Indebtedness

We typically incur term loan indebtedness to finance our acquisitions, and we borrow under our Securitization Facility and Revolving Credit Facility from time to time for working capital purposes, as well as to finance acquisitions, as needed. The following table presents our current and long-term obligations under our credit facilities as of June 29, 2024 and July 1, 2023, as well as related interest expense for the six-month periods ended June 29, 2024 and July 1, 2023, respectively:

	Current and Long-term			Interest Expense
(dollars in thousands)	Obligations			For the six-month periods ended
Instrument	June 29, 2024	December 30, 2023	Interest Rate	June 29, 2024	July 1, 2023
2021 Extended Term Loan (1)	$895,150	$899,750	S + 3.75%	$41,834	$39,625
Term Loan - Second Lien Term Loan (1)	415,000	415,000	S + 7.00%	26,241	24,935
Revolving Credit Facility (1)	-	-	S + 3.75%	425	458
Securitization Facility (2)	170,000	155,000	S + 3.15%	7,467	5,458
Amortization of debt issuance costs	-	-		2,484	2,719
Other	-	-		809	748
Total Indebtedness	$1,480,150	$1,469,750		$79,260	$73,943
Weighted Average Interest Rate (3)	10.1%	10.1%

(1)
Variable rate debt instrument which accrues interest at a rate equal to the SOFR rate, plus a CSA, (subject to a minimum of 0.50%), plus an applicable margin.
(2)
Variable rate debt instrument which accrues interest at a rate equal to the SOFR rate, plus a CSA, plus an applicable margin.
(3)
Represents the weighted average annualized interest rate based upon the outstanding balances at June 29, 2024 and July 1, 2023, respectively, and the applicable interest rates at that date.

We were in compliance with all financial covenants and restrictions related to existing credit facilities at June 29, 2024.

On March 23, 2023, we amended the agreement governing our Revolving Credit Facility to increase the sublimit for letters of credit to $40.0 million from $30.0 million. The other terms of the Revolving Credit Facility remained unchanged by such amendment.

On May 31, 2024, we amended our Securitization Facility, which matures on July 31, 2026, to increase the borrowing capacity to $225.0 million, subject to certain borrowing base requirements. Further, this amendment revised the Securitization Facility's applicable margin on the borrowing rate to 3.15%, with all other terms remaining the same.

Contractual Obligations

Our contractual obligations consist primarily of long-term debt obligations, interest payments, operating and financing leases. These contractual obligations impact our short-term and long-term liquidity and capital needs. As of June 29, 2024, there were no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer, and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that, as of June 29, 2024, such disclosure controls and procedures were not effective, solely as a result of a previously reported material weakness.

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

Changes in Internal Control over Financial Reporting

Except for the actions intended to remediate the material weakness as described above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the three-month period ended June 29, 2024, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 29, 2024, none of the directors or officers of the Company adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement", as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed or furnished herewith:

Exhibit Number	Description

10.1

Fourth Amendment to the Receivables Financing Agreement, dated May 31, 2024, by and among Aveanna SPV I, LLC, as borrower, Aveanna Healthcare LLC, as initial servicer, PNC Bank, National Association, as administrative agent, and PNC Capital Markets LLC, as structuring agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2024 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aveanna Healthcare Holdings Inc.

Date: August 8, 2024	By:	/s/ Jeff Shaner
Jeff Shaner Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Matthew Buckhalter
Matthew Buckhalter Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2024	By:	/s/ Deborah Stewart
Deborah Stewart
Chief Accounting Officer (Principal Accounting Officer)