Form 10-Q
period 2024-09-28
Aveanna Healthcare Holdings, Inc.
filed 2024-11-07
CIK 1832332

other a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

or

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

As of November 1, 2024, the registrant had 193,225,177 shares of common stock, $0.01 par value per share, outstanding.

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

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
	As of
	September 28, 2024	December 30, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,462	$43,942
Patient accounts receivable	265,449	236,558
Receivables under insured programs	12,828	9,250
Prepaid expenses	12,202	15,684
Other current assets	12,425	9,452
Total current assets	381,366	314,886
Property and equipment, net	18,038	20,548
Operating lease right of use assets	42,548	49,499
Goodwill	1,054,552	1,054,552
Intangible assets, net	89,746	94,010
Receivables under insured programs	25,712	21,315
Other long-term assets	32,204	58,175
Total assets	$1,644,166	$1,612,985

LIABILITIES, DEFERRED RESTRICTED STOCK UNITS, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and other accrued liabilities	$41,925	$30,130
Accrued payroll and employee benefits	84,983	67,160
Current portion of insurance reserves - insured programs	12,828	9,250
Current portion of insurance reserves	20,567	20,918
Securitization obligations	170,000	155,000
Current portion of long-term obligations	9,200	9,200
Current portion of operating lease liabilities	15,290	14,881
Other current liabilities	51,243	48,219
Total current liabilities	406,036	354,758
Revolving credit facility	-	-
Long-term obligations, less current portion	1,275,084	1,276,341
Long-term insurance reserves - insured programs	25,712	21,315
Long-term insurance reserves	47,583	40,290
Operating lease liabilities, less current portion	33,497	39,818
Deferred income taxes	5,386	4,859
Other long-term liabilities	5,849	3,039
Total liabilities	1,799,147	1,740,420
Commitments and contingencies (Note 10)
Deferred restricted stock units	1,461	2,135
Stockholders’ deficit:
Preferred stock, $0.01 par value as of September 28, 2024 and December 30, 2023
5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value, 1,000,000,000 shares authorized;
193,225,177 and 190,733,153 issued and outstanding, respectively	1,931	1,907
Additional paid-in capital	1,252,970	1,239,757
Accumulated deficit	(1,411,343)	(1,371,234)
Total stockholders’ deficit	(156,442)	(129,570)
Total liabilities, deferred restricted stock units, and stockholders’ deficit	$1,644,166	$1,612,985

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the three-month periods ended		For the nine-month periods ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenue	$509,023	$478,010	$1,504,634	$1,416,368
Cost of revenue, excluding depreciation and amortization	349,324	330,746	1,040,814	969,384
Branch and regional administrative expenses	88,184	91,004	264,070	273,967
Corporate expenses	31,894	27,446	91,981	84,735
Goodwill impairment	-	105,136	-	105,136
Depreciation and amortization	2,587	2,962	8,332	10,494
Acquisition-related costs	150	428	150	466
Other operating expense (income)	2,860	(3,360)	5,271	(6,593)
Operating income (loss)	34,024	(76,352)	94,016	(21,221)
Interest income	100	50	297	238
Interest expense	(39,245)	(39,599)	(118,505)	(113,542)
Other (expense) income	(22,211)	14,143	2,329	27,124
Loss before income taxes	(27,332)	(101,758)	(21,863)	(107,401)
Income tax expense	(15,511)	(631)	(18,246)	(1,387)
Net loss	$(42,843)	$(102,389)	$(40,109)	$(108,788)
Net loss per share:
Net loss per share, basic and diluted	$(0.22)	$(0.54)	$(0.21)	$(0.57)
Weighted average shares of common stock outstanding, basic and diluted	193,361	189,139	192,734	189,632

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Amounts in thousands, except share data)
(Unaudited)

	For the three-month period ended September 28, 2024
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 29, 2024	192,483,903	$1,924	$1,247,608	$(1,368,500)	$(118,968)
Employee stock purchase plan	741,274	7	1,732	-	1,739
Non-cash share-based compensation	-	-	3,630	-	3,630
Net loss	-	-	-	(42,843)	(42,843)
Balance, September 28, 2024	193,225,177	$1,931	$1,252,970	$(1,411,343)	$(156,442)

	For the three-month period ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, July 1, 2023	190,425,098	$1,904	$1,234,468	$(1,243,109)	$(6,737)
Issuance of vested restricted shares	308,055	3	(3)	-	-
Non-cash share-based compensation	-	-	3,413	-	3,413
Net loss	-	-	-	(102,389)	(102,389)
Balance, September 30, 2023	190,733,153	$1,907	$1,237,878	$(1,345,498)	$(105,713)

	For the nine-month period ended September 28, 2024
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 30, 2023	190,733,153	$1,907	$1,239,757	$(1,371,234)	$(129,570)
Issuance of vested restricted shares	740,115	7	668	-	675
Employee stock purchase plan	1,751,909	17	3,071	-	3,088
Non-cash share-based compensation	-	-	9,474	-	9,474
Net loss	-	-	-	(40,109)	(40,109)
Balance, September 28, 2024	193,225,177	$1,931	$1,252,970	$(1,411,343)	$(156,442)

	For the nine-month period ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	188,859,165	$1,888	$1,228,512	$(1,236,710)	$(6,310)
Issuance of vested restricted shares	308,055	$3	$(3)	$-	$-
Employee stock purchase plan	1,565,933	16	929	-	945
Non-cash share-based compensation	-	-	8,440	-	8,440
Net loss	-	-	-	(108,788)	(108,788)
Balance, September 30, 2023	190,733,153	$1,907	$1,237,878	$(1,345,498)	$(105,713)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the nine-month periods ended
	September 28, 2024	September 30, 2023
Cash Flows From Operating Activities:
Net loss	$(40,109)	$(108,788)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	8,332	10,494
Amortization of deferred debt issuance costs	3,797	3,983
Amortization and impairment of operating lease right of use assets	15,628	12,490
Non-cash share-based compensation	12,483	10,143
Goodwill impairment	-	105,136
Loss on disposal or impairment of licenses, property and equipment, and software	3,212	2,086
Fair value adjustments on interest rate derivatives	26,869	(2,584)
Deferred income taxes	527	575
Non-cash gain on acquisition	-	(5,090)
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(28,891)	(14,431)
Prepaid expenses	5,631	5,247
Other current and long-term assets	(15,678)	(12,657)
Accounts payable and other accrued liabilities	11,919	(7,861)
Accrued payroll and employee benefits	17,823	31,752
Insurance reserves	6,942	229
Operating lease liabilities	(14,589)	(11,991)
Other current and long-term liabilities	5,335	6,944
Net cash provided by operating activities	19,231	25,677
Cash Flows From Investing Activities:
Purchase of certificates of need	-	(2,678)
Purchases of property and equipment, and software	(4,790)	(4,548)
Net cash used in investing activities	(4,790)	(7,226)
Cash Flows From Financing Activities:
Proceeds from employee stock purchase plan	3,088	945
Proceeds from securitization obligation	25,000	45,000
Repayment of securitization obligation	(10,000)	(30,000)
Proceeds from revolving credit facility	-	20,000
Repayments on revolving credit facility	-	(20,000)
Principal payments on term loans	(4,600)	(6,900)
Principal payments on notes payable	(4,604)	(7,293)
Principal payments on financing lease obligations	(198)	(521)
Payment of debt issuance costs	(288)	(1,047)
Settlements with interest rate swap counterparties	11,681	10,442
Net cash provided by financing activities	20,079	10,626
Net change in cash and cash equivalents	34,520	29,077
Cash and cash equivalents at beginning of period	43,942	19,217
Cash and cash equivalents at end of period	$78,462	$48,294

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$114,948	$99,291
Cash paid for income taxes, net of refunds received	$5,646	$766

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

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited consolidated financial statements do not include all the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, these interim unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 28, 2024 and the results of operations for the three and nine-month periods ended September 28, 2024 and September 30, 2023, respectively. The results reported in these interim unaudited consolidated financial statements should not be regarded as indicative of results that may be expected for any future period or the year ending December 28, 2024. These interim unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 30, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024.

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52 or 53-week fiscal year. The interim unaudited consolidated balance sheets reflect the accounts of the Company as of September 28, 2024 and December 30, 2023. For the three-month periods ended September 28, 2024 and September 30, 2023, the interim unaudited consolidated statements of operations, stockholders' deficit, and cash flows reflect the accounts of the Company from June 30, 2024 through September 28, 2024 and July 2, 2023 through September 30, 2023, respectively. For the nine-month periods ended September 28, 2024 and September 30, 2023, the interim unaudited consolidated statements of operations, stockholders' deficit, and cash flows reflect the accounts of the Company from December 31, 2023, through September 28, 2024 and January 1, 2023 through September 30, 2023, respectively.

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

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no material revenue adjustments recognized from performance obligations satisfied or partially satisfied in previous periods for the three and nine-month periods ended September 28, 2024 and September 30, 2023, respectively.

As of September 28, 2024 and December 30, 2023, estimated contractual adjustments and implicit price concessions of $83.6 million and $62.6 million, respectively, were recorded as reductions to patient accounts receivable balances to arrive at the estimated collectible revenue and patient accounts receivable. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of operating expenses in the consolidated statements of operations. The Company did not record any bad debt expense for the three and nine-month periods ended September 28, 2024 and September 30, 2023, respectively.

The following table presents revenue by payer type as a percentage of total revenue for the three and nine-month periods ended September 28, 2024 and September 30, 2023, respectively:

	For the three-month periods ended		For the nine-month periods ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Medicaid MCO	56.7%	56.8%	56.3%	55.2%
Medicaid	25.0%	22.0%	23.4%	22.0%
Commercial	7.9%	9.0%	9.7%	10.0%
Medicare	10.3%	12.0%	10.5%	12.7%
Self-pay	0.1%	0.2%	0.1%	0.1%
Total revenue	100.0%	100.0%	100.0%	100.0%

4. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following as of September 28, 2024 and December 30, 2023, respectively (dollar amounts in thousands):

Instrument	Stated Maturity Date	Contractual Interest Rate	Interest Rate as of September 28, 2024	September 28, 2024	December 30, 2023
2021 Extended Term Loan (1)	07/2028	S + 3.75%	8.91%	$895,150	$899,750
Second Lien Term Loan (1)	12/2029	S + 7.00%	12.21%	415,000	415,000
Revolving Credit Facility (1)	04/2026	S + 3.75%	8.91%	-	-
Total principal amount of long-term obligations				1,310,150	1,314,750
Less: unamortized debt issuance costs				(25,866)	(29,209)
Total amount of long-term obligations, net of unamortized debt issuance costs				1,284,284	1,285,541
Less: current portion of long-term obligations				(9,200)	(9,200)
Total amount of long-term obligations, net of unamortized debt issuance costs, less current portion				$1,275,084	$1,276,341
(1) S = Greater of 0.50% or one-month SOFR, plus a credit spread adjustment

The 2021 Extended Term Loan bears interest, at the Company’s election, at a variable interest rate based on either SOFR (subject to a minimum of 0.50%), or an alternative base rate ABR (subject to a minimum of 2.00%) for the interest period relevant to such borrowing, plus a credit spread adjustment ("CSA") of 0.10% and an applicable margin of 3.75% for loans accruing interest based on SOFR, and an applicable margin of 2.75% for loans accruing interest based on ABR. The Revolving Credit Facility bears interest, at the Company’s election, at a variable interest rate based on either SOFR or ABR (subject to a minimum of 2.00%) for the interest period relevant to such borrowing, plus a CSA of 0.10% and an applicable margin of 3.75% for loans accruing interest based on SOFR, and an applicable margin of 2.75% for loans accruing interest based on ABR. As of September 28, 2024, the principal amount of the 2021 Extended Term Loan and borrowings under the Revolving Credit Facility each accrued interest at a rate of 8.91%.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Second Lien Term Loan bears interest at a rate per annum equal to, at the Company’s election, either (1) an applicable margin (equal to 6.00%) plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the Prime Rate and (c) the SOFR rate for an interest period of one month plus a CSA depending on the interest period plus 1.00%; or (2) an applicable margin (equal to 7.00%) plus SOFR and a CSA depending on the interest period; provided that such rate is not lower than a floor of 0.50%. As of September 28, 2024, the principal amount of the Second Lien Term Loan accrued interest at a rate of 12.21%.

Debt issuance costs related to the term loans are recorded as a direct deduction from the carrying amount of the debt. The balance for debt issuance costs related to the term loans as of September 28, 2024 and December 30, 2023 was $25.9 million and $29.2 million, respectively. The Company recognized interest expense related to the amortization of debt issuance costs of $1.1 million and $3.3 million for the three and nine-month periods ended September 28, 2024, respectively, and $1.1 million and $3.6 million for the three and nine-month periods ended September 30, 2023, respectively.

Issued letters of credit as of September 28, 2024 and December 30, 2023 were $31.8 million and $31.9 million, respectively. There were no swingline loans outstanding as of September 28, 2024 or December 30, 2023. Borrowing capacity under the Company's Revolving Credit Facility was approximately $168.2 million as of September 28, 2024 and $168.1 million as of December 30, 2023. Available borrowing capacity under the Revolving Credit Facility is subject to a maintenance leverage covenant that becomes effective if more than 30% of the total commitment is utilized.

The fair value of the Company's long-term obligations was estimated using market-observable inputs from the Company’s comparable peers with public debt, including quoted prices in active markets, which are considered Level 2 inputs. The aggregate fair value of the Company's long-term obligations was $1,260.6 million at September 28, 2024.

The Company was in compliance with all financial covenants and restrictions under the foregoing instruments at September 28, 2024.

See Note 14 - Subsequent Event for disclosure of subsequent amendments to the Revolving Credit Facility.

5. SECURITIZATION FACILITY

On November 12, 2021, the Company (through a wholly owned special purpose entity, Aveanna SPV I, LLC) (the “special purpose entity”) and a lending institution entered into a Receivables Financing Agreement, which, as amended, has a maturity date of July 31, 2026 (as amended, the “Securitization Facility”). On May 31, 2024, the Company amended the Securitization Facility to increase the maximum amount available thereunder from $175.0 million to $225.0 million, subject to certain borrowing base requirements. The Company incurred debt issuance costs of $2.7 million in connection with the Securitization Facility, which were capitalized and included in other long-term assets. The Company recognized interest expense related to the amortization of debt issuance costs of $0.2 million and $0.5 million for the three and nine-month periods ended September 28, 2024, respectively, and $0.1 million and $0.4 million for the three and nine-month periods ended September 30, 2023, respectively.

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

The outstanding balance under the Securitization Facility was $170.0 million and $155.0 million at September 28, 2024 and December 30, 2023, respectively. The balance accrues interest at a rate equal to the SOFR rate, plus a CSA, plus an applicable margin. The interest rate under the Securitization Facility was 8.11% at September 28, 2024.

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

The Company’s other assets measured at fair value were as follows (amounts in thousands):

	Fair Value Measurements at September 28, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$14,486	$-	$14,486
Interest rate swap agreements	-	12,122	-	12,122
Total derivative assets	$-	$26,608	$-	$26,608

	Fair Value Measurements at December 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$30,455	$-	$30,455
Interest rate swap agreements	-	23,022	-	23,022
Total derivative assets	$-	$53,477	$-	$53,477

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

The Company currently has two interest rate swap agreements intended to limit its exposure to interest rate risk on its variable rate debt. These swaps expire on June 30, 2026. Prior to the quarter ended July 1, 2023, the interest rate swap agreements paid a fixed rate of 2.08% and received the one-month LIBOR rate, subject to a 0.50% floor. During the quarter ended July 1, 2023, the Company amended its interest rate swap agreements to change the benchmark rate under the agreements from LIBOR to SOFR. Since July 1, 2023, the interest rate swap agreements have paid a fixed rate of 2.03% and received the one-month SOFR rate, subject to a 0.50% floor. The aggregate notional amount of the interest rate swaps remained unchanged at $520.0 million at September 28, 2024 and December 30, 2023, respectively. The fair value of the interest rate swaps was $12.1 million at September 28, 2024 and $23.0 million at December 30, 2023 and is included in other long-term assets in the interim unaudited consolidated balance sheets. The Company does not apply hedge accounting to these agreements and records all mark-to-market adjustments directly to other (expense) income in the consolidated statements of operations, which are included within cash flows from operating activities in the consolidated statements of cash flows. The net settlements incurred with swap counterparties under the swap agreements are recognized through cash flows from financing activities in the consolidated statements of cash flows due to an other-than-insignificant financing element on the interest rate swaps.

The Company has interest rate cap agreements with an aggregate notional amount of $880.0 million and a cap rate of 2.96%. The cap agreements have an expiration date of February 28, 2027. Prior to the quarter ended July 1, 2023, the cap agreements provided that the counterparty would pay the Company the amount by which LIBOR exceeded 3.00% in a given measurement period. During the quarter ended July 1, 2023, the Company amended its interest rate cap agreements to provide that the counterparty would pay the Company the amount by which SOFR exceeds 2.96%. The fair value of the interest rate cap agreements was $14.5

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

million at September 28, 2024 and $30.5 million at December 30, 2023 and is included in other long-term assets on the interim unaudited consolidated balance sheets. The Company does not apply hedge accounting to interest rate cap agreements and records all mark-to-market adjustments directly to other (expense) income in the consolidated statements of operations, which are included within cash flows from operating activities in the consolidated statement of cash flows. The proceeds received from cap counterparties under the cap agreements are recognized through cash flows from operating activities in the consolidated statements of cash flows.

The following losses and gains from these derivatives not designated as hedging instruments were recognized in the Company’s consolidated statements of operations for the three and nine-month periods ended September 28, 2024 and September 30, 2023, respectively (amounts in thousands):

	Statement of Operations	For the three-month periods ended
	Classification	September 28, 2024	September 30, 2023
Interest rate cap agreements	Other (expense) income	$(19,399)	$1,366
Interest rate swap agreements	Other (expense) income	$(12,600)	$2,956

	Statement of Operations	For the nine-month periods ended
	Classification	September 28, 2024	September 30, 2023
Interest rate cap agreements	Other (expense) income	$(15,969)	$839
Interest rate swap agreements	Other (expense) income	$(10,900)	$1,745

The Company does not utilize financial instruments for trading or other speculative purposes.

8. INCOME TAXES

The Company records its provision for income taxes on an interim basis based upon the estimate of the annual effective income tax rate for the full year applied to “ordinary” income or loss, adjusted each quarter for discrete items.

The Company recorded income tax expense of $15.5 million and $18.2 million for the three and nine-month periods ended September 28, 2024, respectively and income tax expense of $0.6 million and $1.4 million for the three and nine-month periods ended September 30, 2023, respectively.

The Company’s effective tax rate was negative 56.8% and negative 83.5% for the three and nine-month periods ended September 28, 2024, respectively, and negative 0.6% and negative 1.3% for the three and nine-month periods ended September 30, 2023, respectively. The effective tax rates for the three and nine-month periods ended September 28, 2024 and September 30, 2023 differed from the statutory rate of 21% primarily due to increased current federal and state taxes resulting from certain non-deductible expenses, most notably interest expense, and the changes in the valuation allowance recorded against certain deferred tax assets.

For both the three and nine-month periods ended September 28, 2024, the Company recognized a benefit of $1.9 million from the reversal of acquired uncertain tax positions. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions in income tax expense in the accompanying consolidated statements of operations.

9. SHARE-BASED COMPENSATION

Pre-IPO Options and Management Restricted Units

The Company recorded compensation expense, net of forfeitures, of $0.8 million and $1.6 million for the three and nine-month periods ended September 28, 2024, respectively, and $1.5 million and $2.3 million for the three and nine-month periods ended September 30, 2023, respectively, which is included in corporate and branch and regional administrative expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense as of September 28, 2024 associated with these outstanding awards was $4.2 million.

Director Restricted Stock Units

In February 2024, the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") approved grants of 331,950 restricted stock units, with a grant date per share fair value of $2.41, to certain independent Directors ("Director

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RSUs") under the Company's 2021 Omnibus Stock Incentive Plan. Director RSUs vest over a one-year period, and each RSU settles for one share of common stock upon vesting. The Company recorded compensation expense of $0.2 million and $0.7 million for the three and nine-month periods ended September 28, 2024, respectively, and $0.3 million and $0.9 million for the three and nine-month periods ended September 30, 2023, respectively, which is included in corporate expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense as of September 28, 2024 associated with outstanding director restricted stock units was $0.2 million.

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

Total compensation expense, net of forfeitures, for all outstanding awards under the LTIP was $2.3 million and $6.0 million for the three and nine-month periods ended September 28, 2024, respectively, and $1.2 million and $4.4 million for the three and nine-month periods ended September 30, 2023, respectively, which is included in corporate and branch and regional administrative expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense for all awards under the LTIP was $15.7 million as of September 28, 2024.

Senior Management Retention Plan ("SMRP")

In the second quarter of 2023, the Compensation Committee approved SMRP awards to certain members of management to be paid in the form of RSUs under the 2021 Omnibus Stock Incentive Plan. The awards were granted based on a fixed dollar value for each member of senior management included in the plan. The Company recorded compensation expense, net of forfeitures, of $1.3 million and $3.0 million during the three and nine-month periods ended September 28, 2024, respectively, which is included in corporate expenses and branch and regional administrative expenses in the accompanying consolidated statements of operations. No such expense was recorded during the three and nine-month periods ended September 30, 2023. Unrecognized compensation expense as of September 28, 2024 associated with the remaining SMRP awards was $8.9 million.

Employee Stock Purchase Plan

During the three-month period ended September 28, 2024, participants in the Company's Employee Stock Purchase Plan purchased a total of 741,274 shares of common stock at a weighted average price of approximately $2.35 per share. During the nine-month period ended September 28, 2024, participants purchased a total of 1,751,909 shares of common stock at an average price of $1.76 per share. During the three-month period ended September 30, 2023, no purchase events related to the Employee Stock Purchase Plan occurred. Participants purchased a total of 1,565,933 shares of common stock at a price of $0.60 per share during the nine-month period ended September 30, 2023.

The Company recorded compensation expense of $0.4 million and $1.2 million for the three and nine-month periods ended September 28, 2024, respectively, and $0.3 million and $0.8 million for the three and nine-month periods ended September 30, 2023, respectively, which is included in corporate expenses, branch and regional administrative expenses and cost of revenue, excluding depreciation and amortization in the accompanying consolidated statements of operations.

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

Since October 1, 2023, the Company has maintained primary commercial insurance coverage on a claims-made basis for professional liability claims with a $2.0 million per claim deductible, a $1.0 million aggregate buffer retention, and $4.5 million per claim and annual aggregate limits. From and after October 1, 2024, the foregoing aggregate buffer retention increased to $2.0 million, but the other coverages have remained unchanged. Prior to October 1, 2023, the Company maintained primary commercial insurance coverage on a claims made basis for professional liability claims with varying deductibles by policy year from $0.5 million to $1.5 million on a per claim basis and $5.0 million to $6.0 million per claim and annual aggregate limits. Moreover, the Company maintains excess insurance coverage for professional liability claims to cover any claims over the aggregate limits. In addition, the Company maintains workers’ compensation insurance with a $0.5 million per claim deductible and statutory limits. The Company reimburses insurance carriers for deductible losses under these policies. The Company’s insurance carriers require collateral to secure the Company’s obligation to reimburse insurance carriers for these deductible payments. Collateral as of September 28, 2024 was comprised of $22.7 million of issued letters of credit and $0.7 million in cash collateral. Collateral as of December 30, 2023 was comprised of $22.7 million of issued letters of credit and $0.7 million in cash collateral.

As of September 28, 2024, insurance reserves totaling $106.7 million were included on the interim unaudited consolidated balance sheets, representing $46.3 million and $60.4 million of reserves for professional liability claims and workers’ compensation claims, respectively. At December 30, 2023, insurance reserves totaling $91.8 million were included on the consolidated balance sheets, representing $39.4 million and $52.4 million of reserves for professional liability claims and workers’ compensation claims, respectively.

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

11. RELATED PARTY TRANSACTIONS

As of September 28, 2024, one of the Company’s majority stockholders owned 7.9% of the 2021 Extended Term Loan.

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

Results shown for the three and nine-month periods ended September 28, 2024 and September 30, 2023 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

The following tables summarize the Company’s segment information for the three and nine-month periods ended September 28, 2024 and September 30, 2023, respectively (amounts in thousands):

	For the three-month period ended September 28, 2024
	PDS	HHH	MS	Total
Revenue	$409,558	$54,139	$45,326	$509,023
Cost of revenue, excluding depreciation and amortization	299,731	24,948	24,645	349,324
Gross margin	$109,827	$29,191	$20,681	$159,699
Gross margin percentage	26.8%	53.9%	45.6%	31.4%

	For the three-month period ended September 30, 2023
	PDS	HHH	MS	Total
Revenue	$384,750	$52,989	$40,271	$478,010
Cost of revenue, excluding depreciation and amortization	280,288	27,597	$22,861	330,746
Gross margin	$104,462	$25,392	$17,410	$147,264
Gross margin percentage	27.2%	47.9%	43.2%	30.8%

	For the nine-month period ended September 28, 2024
	PDS	HHH	MS	Total
Revenue	$1,212,418	$163,382	$128,834	$1,504,634
Cost of revenue, excluding depreciation and amortization	891,588	75,814	73,412	1,040,814
Gross margin	$320,830	$87,568	$55,422	$463,820
Gross margin percentage	26.5%	53.6%	43.0%	30.8%

	For the nine-month period ended September 30, 2023
	PDS	HHH	MS	Total
Revenue	$1,135,365	$164,525	$116,478	$1,416,368
Cost of revenue, excluding depreciation and amortization	815,221	87,189	$66,974	969,384
Gross margin	$320,144	$77,336	$49,504	$446,984
Gross margin percentage	28.2%	47.0%	42.5%	31.6%

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the three-month periods ended		For the nine-month periods ended
Segment Reconciliation:	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Total segment gross margin	$159,699	$147,264	$463,820	$446,984
Branch and regional administrative expenses	88,184	91,004	264,070	273,967
Corporate expenses	31,894	27,446	91,981	84,735
Goodwill impairment	-	105,136	-	105,136
Depreciation and amortization	2,587	2,962	8,332	10,494
Acquisition-related costs	150	428	150	466
Other operating expense (income)	2,860	(3,360)	5,271	(6,593)
Operating income (loss)	34,024	(76,352)	94,016	(21,221)
Interest income	100	50	297	238
Interest expense	(39,245)	(39,599)	(118,505)	(113,542)
Other (expense) income	(22,211)	14,143	2,329	27,124
Loss before income taxes	$(27,332)	$(101,758)	$(21,863)	$(107,401)

13. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is calculated by dividing net loss by the diluted weighted average number of shares of common stock outstanding for the period. For purposes of this calculation, outstanding stock options, RSUs and PSUs are considered potential dilutive shares of common stock. The following is a computation of basic and diluted net loss per share (amounts in thousands, except per share amounts):

	For the three-month periods ended		For the nine-month periods ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Numerator:
Net loss	$(42,843)	$(102,389)	$(40,109)	$(108,788)
Denominator:
Weighted average shares of common stock outstanding (1), basic and diluted	193,361	189,139	192,734	189,632
Net loss per share, basic and diluted	$(0.22)	$(0.54)	$(0.21)	$(0.57)

Dilutive securities outstanding not included in the computation of diluted net loss per share, as their effect is antidilutive:
RSUs	9,316	7,674	9,316	7,674
PSUs	6,113	4,059	6,113	4,059
Stock options	13,039	13,621	13,039	13,621

(1)
The calculation of weighted average shares of common stock outstanding includes all vested deferred restricted stock units.

14. SUBSEQUENT EVENT

On September 30, 2024, the Company entered into a tenth amendment to the First Lien Credit Agreement, amending the Revolving Credit Facility to extend the maturity date from April 29, 2026 to the earlier of (i) April 15, 2028 and (ii) May 1, 2026 if by such date the Securitization Facility has not been renewed or replaced or paid-off, in each case, in full, with a maturity date that is April 15, 2028, or later. Additionally, such amendment reduced the maximum borrowing availability under the Revolving Credit Facility from $200.0 million to $170.3 million from September 30, 2024 through April 29, 2026, and then to $148.9 million from April 29, 2026 through the amended maturity date.

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

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52-week or 53-week fiscal year. “Fiscal year 2024” refers to the 52-week fiscal year ending on December 28, 2024. “Fiscal year 2023” refers to the 52-week fiscal year ended on December 30, 2023. The “three-month period ended September 28, 2024”, or “third quarter of 2024” refers to the 13-week fiscal quarter ended on September 28, 2024. The “three-month period ended September 30, 2023” or “third quarter of 2023” refers to the 13-week fiscal quarter ended on September 30, 2023. The "nine-month period ended September 28, 2024", or "first nine months of 2024", refers to the period from December 31, 2023 through September 28, 2024. The "nine-month period ended September 30, 2023", or "first nine months of 2023", refers to the period from January 1, 2023 through September 30, 2023.

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

The following table summarizes the revenues generated by each of our segments for the three-month periods ended September 28, 2024 and September 30, 2023, respectively:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the three-month period ended September 28, 2024	$509,023	$409,558	$54,139	$45,326
Percentage of consolidated revenue		80%	11%	9%
For the three-month period ended September 30, 2023	$478,010	$384,750	$52,989	$40,271
Percentage of consolidated revenue		81%	11%	8%

The following table summarizes the revenues generated by each of our segments for the nine-month periods ended September 28, 2024 and September 30, 2023, respectively:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the nine-month period ended September 28, 2024	$1,504,634	$1,212,418	$163,382	$128,834
Percentage of consolidated revenue		81%	11%	9%
For the nine-month period ended September 30, 2023	$1,416,368	$1,135,365	$164,525	$116,478
Percentage of consolidated revenue		80%	12%	8%

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

Results of Operations

Three-Month Period Ended September 28, 2024 Compared to the Three-Month Period Ended September 30, 2023

The following table summarizes our consolidated results of operations, including Field contribution, which is a non-GAAP measure (see “Non-GAAP Financial Measures” below), for the three-month periods indicated:

	For the three-month periods ended
(dollars in thousands)	September 28, 2024	% of Revenue	September 30, 2023	% of Revenue	Change	% Change
Revenue	$509,023	100.0%	$478,010	100.0%	$31,013	6.5%
Cost of revenue, excluding depreciation and amortization	349,324	68.6%	330,746	69.2%	18,578	5.6%
Gross margin	$159,699	31.4%	$147,264	30.8%	$12,435	8.4%
Branch and regional administrative expenses	88,184	17.3%	91,004	19.0%	(2,820)	-3.1%
Field contribution	$71,515	14.0%	$56,260	11.8%	$15,255	27.1%
Corporate expenses	31,894	6.3%	27,446	5.7%	4,448	16.2%
Goodwill impairment	-	0.0%	105,136	22.0%	(105,136)	-100.0%
Depreciation and amortization	2,587	0.5%	2,962	0.6%	(375)	-12.7%
Acquisition-related costs	150	0.0%	428	0.1%	(278)	-65.0%
Other operating expense (income)	2,860	0.6%	(3,360)	-0.7%	6,220	-185.1%
Operating income (loss)	$34,024	6.7%	$(76,352)	-16.0%	$110,376	144.6%
Interest expense, net	(39,145)		(39,549)		404	-1.0%
Other (expense) income	(22,211)		14,143		(36,354)	-257.0%
Income tax expense	(15,511)		(631)		(14,880)	NM
Net loss	$(42,843)		$(102,389)		$59,546	-58.2%

NM = A percentage calculation that is not meaningful due to a percentage change greater than 1000%.

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the three-month periods indicated:

	For the three-month periods ended
(dollars in thousands)	September 28, 2024	September 30, 2023	Change	% Change
Revenue	$509,023	$478,010	$31,013	6.5%
Cost of revenue, excluding depreciation and amortization	349,324	330,746	18,578	5.6%
Gross margin	$159,699	$147,264	$12,435	8.4%
Gross margin percentage	31.4%	30.8%
Branch and regional administrative expenses	88,184	91,004	(2,820)	-3.1%
Field contribution	$71,515	$56,260	$15,255	27.1%
Field contribution margin	14.0%	11.8%
Corporate expenses	$31,894	$27,446	$4,448	16.2%
As a percentage of revenue	6.3%	5.7%
Operating income (loss)	$34,024	$(76,352)	$110,376	144.6%
As a percentage of revenue	6.7%	-16.0%

The following tables summarize our key performance measures by segment for the three-month periods indicated:

	PDS
	For the three-month periods ended
(dollars and hours in thousands)	September 28, 2024	September 30, 2023	Change	% Change
Revenue	$409,558	$384,750	$24,808	6.4%
Cost of revenue, excluding depreciation and amortization	299,731	280,288	19,443	6.9%
Gross margin	$109,827	$104,462	$5,365	5.1%
Gross margin percentage	26.8%	27.2%		-0.4%	(4)
Hours	10,474	10,090	384	3.8%
Revenue rate	$39.10	$38.13	$0.97	2.6%	(1)
Cost of revenue rate	$28.62	$27.78	$0.84	3.1%	(2)
Spread rate	$10.48	$10.35	$0.13	1.3%	(3)

	HHH
	For the three-month periods ended
(dollars and admissions/episodes in thousands)	September 28, 2024	September 30, 2023	Change	% Change
Revenue	$54,139	$52,989	$1,150	2.2%
Cost of revenue, excluding depreciation and amortization	24,948	27,597	(2,649)	-9.6%
Gross margin	$29,191	$25,392	$3,799	15.0%
Gross margin percentage	53.9%	47.9%		6.0%	(4)
Home health total admissions (5)	8.9	9.3	(0.4)	-4.3%
Home health episodic admissions (6)	6.8	7.0	(0.2)	-2.9%
Home health total episodes (7)	11.3	11.2	0.1	0.9%
Home health revenue per completed episode (8)	$3,104	$3,046	$58	1.9%

	MS
	For the three-month periods ended
(dollars and UPS in thousands)	September 28, 2024	September 30, 2023	Change	% Change
Revenue	$45,326	$40,271	$5,055	12.6%
Cost of revenue, excluding depreciation and amortization	24,645	22,861	1,784	7.8%
Gross margin	$20,681	$17,410	$3,271	18.8%
Gross margin percentage	45.6%	43.2%		2.4%	(4)
Unique patients served (“UPS”)	92	88	4	4.5%
Revenue rate	$492.67	$457.63	$35.04	8.1%	(1)
Cost of revenue rate	$267.88	$259.78	$8.10	3.3%	(2)
Spread rate	$224.79	$197.84	$26.94	14.3%	(3)

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

Summary Operating Results

Operating Income (Loss)

Operating income was $34.0 million, or 6.7% of revenue, for the three-month period ended September 28, 2024, as compared to operating loss of 76.4 million for the three-month period ended September 30, 2023, an increase of $110.4 million.

Operating income for the third quarter of 2024 was positively impacted by an increase of $15.3 million, or 27.1%, in Field contribution, as compared to the third quarter of 2023. The $15.3 million increase in Field contribution resulted from a $31.0 million, or 6.5%, increase in consolidated revenue and a 2.2% increase in our Field contribution margin to 14.0% for the third quarter of 2024 from 11.8% for the third quarter of 2023. The primary driver of our higher Field contribution margin over the comparable quarter was an increase in gross margin percentage of 0.6%, along with a 1.7% decrease in branch and regional administrative expenses as a percentage of revenue to 17.3% for the third quarter of 2024 from 19.0% for the third quarter of 2023.

The following items primarily contributed to the $110.4 million increase in operating income over the comparable third quarter period:

•
the previously discussed $15.3 million increase in Field contribution; and
•
a $105.1 million decrease in goodwill impairment expense; offset by
•
a $4.4 million increase in corporate expenses; and
•
a 6.2 million increase in other operating expense (income).

Net Loss

Net loss for the three-month period ended September 28, 2024 was $42.8 million, as compared to net loss of $102.4 million for the three-month period ended September 30, 2023. The $59.5 million decrease in net loss was primarily driven by the following:

•
the previously discussed $110.4 million increase in operating income; offset by
•
an aggregate $36.4 million decrease in valuation gains on interest rate derivatives and net settlements received from interest rate derivative counterparties over the comparable quarter; and
•
a $14.9 million increase in tax expense.

Revenue

Revenue was $509.0 million for the three-month period ended September 28, 2024, as compared to $478.0 million for the three-month period ended September 30, 2023, an increase of $31.0 million, or 6.5%. This increase resulted from the following segment activity:

•
a $24.8 million, or 6.4%, increase in PDS revenue;
•
a $1.2 million, or 2.2%, increase in HHH revenue; and
•
a $5.1 million, or 12.6%, increase in MS revenue.

Our PDS segment revenue growth of $24.8 million, or 6.4%, for the three-month period ended September 28, 2024 was attributable to a 3.8% increase in volume and a 2.6% increase in revenue rate. The 3.8% increase in volume was primarily attributable to growth in demand for non-clinical services.

The 2.6% increase in PDS revenue rate for the three-month period ended September 28, 2024, as compared to the three-month period ended September 30, 2023, resulted primarily from reimbursement rate increases issued by various state Medicaid programs and Managed Medicaid payers and increases in value-based payments, offset by increases in implicit price concessions.

Our HHH segment revenue increase of $1.2 million, or 2.2%, for the three-month period ended September 28, 2024, as compared to the three-month period ended September 30, 2023, resulted primarily from an increase in home health total episodes over the comparable period and an increase in home health revenue per completed episode due to improvements in home health episodic mix.

The $5.1 million, or 12.6%, increase in MS segment revenue for the three-month period ended September 28, 2024, as compared to the three-month period ended September 30, 2023, was attributable to both an 8.1% increase in revenue rate and volume growth of 4.5% over the comparable period.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $349.3 million for the three-month period ended September 28, 2024, as compared to $330.7 million for the three-month period ended September 30, 2023, an increase of $18.6 million, or 5.6%. This increase resulted from the following segment activity:

•
a $19.4 million, or 6.9%, increase in PDS cost of revenue;
•
a $2.6 million, or 9.6%, decrease in HHH cost of revenue; and
•
a $1.8 million, or 7.8%, increase in MS cost of revenue.

The 6.9% increase in PDS cost of revenue for the three-month period ended September 28, 2024 resulted from the previously described 3.8% increase in PDS volume combined with a 3.1% increase in PDS cost of revenue rate. The 3.1% increase in cost of revenue rate primarily resulted from higher caregiver labor costs, including the pass-through of reimbursement rate increases.

The 9.6% decrease in HHH cost of revenue for the three-month period ended September 28, 2024 was driven primarily by a decline in HHH non-episodic volumes and improvements in HHH caregiver utilization.

The 7.8% increase in MS cost of revenue for the three-month period ended September 28, 2024 was driven by the previously described 4.5% growth in MS volumes and a 3.3% increase in cost of revenue rate.

Gross Margin and Gross Margin Percentage

Gross margin was $159.7 million, or 31.4% of revenue, for the three-month period ended September 28, 2024, as compared to $147.3 million, or 30.8% of revenue, for the three-month period ended September 30, 2023. Gross margin increased $12.4 million, or 8.4%, from the comparable prior year quarter. The 0.6% increase in gross margin percentage for the three-month period ended September 28, 2024 resulted from the combined changes in our revenue rates and cost of revenue rates in each of our segments, which we refer to as the change in our spread rate, as follows:

•
a 1.3% increase in PDS spread rate from $10.35 to $10.48 driven by the 2.6% increase in PDS revenue rate, net of the 3.1% increase in PDS cost of revenue rate;
•
a 14.3% increase in MS spread rate from $197.84 to $224.79 driven by the 8.1% increase in MS revenue rate, net of the 3.3% increase in MS cost of revenue rate; and
•
our HHH segment, in which gross margin percentage increased by 6.0%.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $88.2 million, or 17.3% of revenue, for the three-month period ended September 28, 2024, as compared to $91.0 million, or 19.0% of revenue, for the three-month period ended September 30, 2023, a decrease of $2.8 million, or 3.1%.

The 3.1% decrease in branch and regional administrative expenses for the three-month period ended September 28, 2024, as compared to the three-month period ended September 30, 2023, was primarily due to the positive effects of restructuring portions of our branch and regional operating structure, which resulted in the overall 1.7% decrease in branch and regional administrative expenses as a percentage of revenue for the three-month period ended September 28, 2024, as compared to the three-month period ended September 30, 2023.

Field Contribution and Field Contribution Margin

Field contribution was $71.5 million, or 14.0% of revenue, for the three-month period ended September 28, 2024, as compared to $56.3 million, or 11.8% of revenue, for the three-month period ended September 30, 2023. Field contribution increased $15.3 million, or 27.1%, for the three-month period ended September 28, 2024, as compared to the three-month period ended September 30, 2023. The 2.2% increase in Field contribution margin for the three-month period ended September 28, 2024 resulted from the following:

•
a 0.6% increase in gross margin percentage in the three-month period ended September 28, 2024, as compared to the three-month period ended September 30, 2023; and
•
a 1.7% decrease in branch and regional administrative expenses as a percentage of revenue for the three-month period ended September 28, 2024, as compared to the three-month period ended September 30, 2023.

Field contribution and Field contribution margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the three-month periods ended September 28, 2024 and September 30, 2023 were as follows:

	For the three-month periods ended
	September 28, 2024		September 30, 2023
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$509,023		$478,010
Corporate expense components:
Compensation and benefits	$16,943	3.3%	$14,593	3.1%
Non-cash share-based compensation	3,373	0.7%	2,513	0.5%
Professional services	5,959	1.2%	4,492	0.9%
Rent and facilities expense	3,220	0.6%	3,301	0.7%
Office and administrative	396	0.1%	482	0.1%
Other	2,003	0.4%	2,065	0.4%
Total corporate expenses	$31,894	6.3%	$27,446	5.7%

Corporate expenses were $31.9 million, or 6.3% of revenue, for the three-month period ended September 28, 2024, as compared to $27.4 million, or 5.7% of revenue, for the three-month period ended September 30, 2023. The $4.4 million, or 16.2%, increase in corporate expenses resulted primarily from higher compensation and benefits costs, non-cash share-based compensation, and professional services.

Goodwill Impairment

Goodwill impairment was $105.1 million for the three-month period ended September 30, 2023. As a result of anticipated volume not being actualized to forecasted levels in the reporting unit within our HHH segment, primarily related to continued challenges in the labor markets, we recorded a $105.1 million non-cash goodwill impairment charge during the three months ended September 30, 2023. There was no goodwill impairment charge recorded during the three-month period ended September 28, 2024.

Depreciation and Amortization

Depreciation and amortization was $2.6 million for the three-month period ended September 28, 2024, as compared to $3.0 million for the three-month period ended September 30, 2023, a decrease of $0.4 million, or 12.7%. The $0.4 million decrease primarily resulted from improved capital asset management.

Other Operating Expense (Income)

Other operating expense was $2.9 million for the three-month period ended September 28, 2024, as compared to other operating income of $3.4 million for the three-month period ended September 30, 2023, a decrease in other operating income of $6.2 million. The $6.2 million decrease primarily resulted from a favorable $5.1 million non-cash gain on the acquisition of certain business licenses and other net assets recorded during the third quarter of 2023, and a $1.1 million increase in license impairment charges recorded in the third quarter of 2024.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $39.1 million for the three-month period ended September 28, 2024, as compared to $39.5 million for the three-month period ended September 30, 2023, a decrease of $0.4 million, or 1.0%. The decrease was primarily driven by a lower principal balance on the 2021 Extended Term Loan (as described in Note 4 to our interim unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q (our “Quarterly Financial Statements”)) and the September 2024 U.S.

federal funds rate cut, partially offset by higher borrowing under our Securitization Facility (as defined in Note 5 to our Quarterly Financial Statements). See further analysis under Liquidity and Capital Resources below.

Other (Expense) Income

Other expense was $22.2 million for the three-month period ended September 28, 2024, as compared to other income of $14.1 million for the three-month period ended September 30, 2023, a decrease to other income of $36.4 million. The decrease was primarily driven by a $36.3 million decrease in non-cash valuation gains on interest rate derivatives resulting from changes in market expectations of future interest rates as of the comparable quarter-end valuation dates. Details of other (expense) income included the following:

	For the three-month periods ended
(dollars in thousands)	September 28, 2024	September 30, 2023
Valuation (loss) gain to state interest rate derivatives at fair value	$(31,999)	$4,322
Net settlements received from interest rate derivative counterparties	9,858	9,797
Other	(70)	24
Total other (expense) income	$(22,211)	$14,143

Income Taxes

We incurred income tax expense of $15.5 million for the three-month period ended September 28, 2024, as compared to income tax expense of $0.6 million for the three-month period ended September 30, 2023. This increase in tax expense was primarily driven by the changes in federal and state valuation allowances, and changes to federal and state current tax expense due to certain non-deductible expenses, most notably interest expense.

Nine-Month Period Ended September 28, 2024 Compared to the Nine-Month Period Ended September 30, 2023

The following table summarizes our consolidated results of operations, including Field contribution, which is a non-GAAP measure (see “Non-GAAP Financial Measures” below), for the nine-month periods indicated:

	For the nine-month periods ended
(dollars in thousands)	September 28, 2024	% of Revenue	September 30, 2023	% of Revenue	Change	% Change
Revenue	$1,504,634	100.0%	$1,416,368	100.0%	$88,266	6.2%
Cost of revenue, excluding depreciation and amortization	1,040,814	69.2%	969,384	68.4%	71,430	7.4%
Gross margin	$463,820	30.8%	$446,984	31.6%	$16,836	3.8%
Branch and regional administrative expenses	264,070	17.6%	273,967	19.3%	(9,897)	-3.6%
Corporate expenses	91,981	6.1%	84,735	6.0%	7,246	8.6%
Goodwill impairment	-	0.0%	105,136	7.4%	(105,136)	-100.0%
Depreciation and amortization	8,332	0.6%	10,494	0.7%	(2,162)	-20.6%
Acquisition-related costs	150	0.0%	466	0.0%	(316)	-67.8%
Other operating expense (income)	5,271	0.4%	(6,593)	-0.5%	11,864	-179.9%
Operating income (loss)	$94,016	6.2%	$(21,221)	-1.5%	$115,237	543.0%
Interest expense, net	(118,208)		(113,304)		(4,904)	4.3%
Other income	2,329		27,124		(24,795)	-91.4%
Income tax expense	(18,246)		(1,387)		(16,859)	NM
Net loss	$(40,109)		$(108,788)		$68,679	-63.1%

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the nine-month periods indicated:

	For the nine-month periods ended
(dollars in thousands)	September 28, 2024	September 30, 2023	Change	% Change
Revenue	$1,504,634	$1,416,368	$88,266	6.2%
Cost of revenue, excluding depreciation and amortization	1,040,814	969,384	71,430	7.4%
Gross margin	$463,820	$446,984	$16,836	3.8%
Gross margin percentage	30.8%	31.6%
Branch and regional administrative expenses	264,070	273,967	(9,897)	-3.6%
Field contribution	$199,750	$173,017	$26,733	15.5%
Field contribution margin	13.3%	12.2%
Corporate expenses	$91,981	$84,735	$7,246	8.6%
As a percentage of revenue	6.1%	6.0%
Operating income (loss)	$94,016	$(21,221)	$115,237	543.0%
As a percentage of revenue	6.2%	-1.5%

The following tables summarize our key performance measures by segment for the nine-month periods indicated:

	PDS
	For the nine-month periods ended
(dollars and hours in thousands)	September 28, 2024	September 30, 2023	Change	% Change
Revenue	$1,212,418	$1,135,365	$77,053	6.8%
Cost of revenue, excluding depreciation and amortization	891,588	815,221	76,367	9.4%
Gross margin	$320,830	$320,144	$686	0.2%
Gross margin percentage	26.5%	28.2%		-1.7%	(4)
Hours	31,074	29,738	1,336	4.5%
Revenue rate	$39.02	$38.18	$0.84	2.3%	(1)
Cost of revenue rate	$28.69	$27.41	$1.28	4.9%	(2)
Spread rate	$10.33	$10.77	$(0.44)	-4.3%	(3)

	HHH
	For the nine-month periods ended
(dollars and admissions/episodes in thousands)	September 28, 2024	September 30, 2023	Change	% Change
Revenue	$163,382	$164,525	$(1,143)	-0.7%
Cost of revenue, excluding depreciation and amortization	75,814	87,189	(11,375)	-13.0%
Gross margin	$87,568	$77,336	$10,232	13.2%
Gross margin percentage	53.6%	47.0%		6.6%	(4)
Home health total admissions (5)	28.4	30.9	(2.5)	-8.1%
Home health episodic admissions (6)	21.5	21.8	(0.3)	-1.4%
Home health total episodes (7)	35.0	34.2	0.8	2.3%
Home health revenue per completed episode (8)	$3,089	$3,022	$67	2.2%

	MS
	For the nine-month periods ended
(dollars and UPS in thousands)	September 28, 2024	September 30, 2023	Change	% Change
Revenue	$128,834	$116,478	$12,356	10.6%
Cost of revenue, excluding depreciation and amortization	73,412	66,974	6,438	9.6%
Gross margin	$55,422	$49,504	$5,918	12.0%
Gross margin percentage	43.0%	42.5%		0.5%	(4)
Unique patients served (“UPS”)	278	258	20	7.8%
Revenue rate	$463.43	$451.47	$11.96	2.8%	(1)
Cost of revenue rate	$264.07	$259.59	$4.48	1.8%	(2)
Spread rate	$199.36	$191.88	$7.48	4.2%	(3)

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

Summary Operating Results

Operating Income (Loss)

Operating income was $94.0 million for the nine-month period ended September 28, 2024, as compared to operating loss of $21.2 million for the nine-month period ended September 30, 2023, an increase of $115.2 million, or 543.0%.

Operating income for the nine-month period of 2024 was positively impacted by an increase of $26.7 million, or 15.5%, in Field contribution as compared to the nine-month period of 2023. The $26.7 million increase in Field contribution resulted from a $88.3 million, or 6.2%, increase in consolidated revenue and a 1.1% increase in our Field contribution margin to 13.3% for the nine-month period of 2024 from 12.2% for the nine-month period of 2023. The primary driver of our higher Field contribution margin year over year was a 1.7% decrease in branch and regional administrative expenses as a percentage of revenue to 17.6% for the nine-month period of 2024 from 19.3% for the nine-month period of 2023 partially offset by a decrease in gross margin percentage of 0.8% over the comparable period.

The overall $115.2 million increase in operating income over the comparable periods primarily consists of:

•
the previously discussed $26.7 million increase in Field contribution;
•
a $105.1 million decrease in goodwill impairment expense; and
•
a $2.2 million decrease in depreciation and amortization; offset by
•
a $7.2 million increase in corporate expenses; and
•
a $11.9 million decrease in other operating income.

Net Loss

Net loss for the nine-month period ended September 28, 2024 was $40.1 million, as compared to net loss of $108.8 million for the nine-month period ended September 30, 2023. The $68.7 million decrease in net loss was primarily driven by the following:

•
the previously discussed $115.2 million increase in operating income; offset by
•
an aggregate $24.8 million decrease in valuation gains on interest rate derivatives, and increases in net settlements received from interest rate derivative counterparties over the comparable period; and
•
a $4.9 million increase in interest expense, net of interest income; and
•
a $16.8 million increase in income tax expense.

Revenue

Revenue was $1,504.6 million for the nine-month period ended September 28, 2024, as compared to $1,416.4 million for the nine-month period ended September 30, 2023, an increase of $88.3 million, or 6.2%. This increase resulted from the following segment activity:

•
a $77.1 million, or 6.8%, increase in PDS revenue;
•
a $1.1 million, or 0.7%, decrease in HHH revenue; and
•
a $12.4 million, or 10.6%, increase in MS revenue.

Our PDS segment revenue growth of $77.1 million, or 6.8%, for the nine-month period ended September 28, 2024 was attributable to a 4.5% increase in volume and a 2.3% increase in revenue rate. The 4.5% increase in volume was primarily attributable to growth in demand for non-clinical services.

The 2.3% increase in PDS revenue rate for the nine-month period ended September 28, 2024, as compared to the nine-month period ended September 30, 2023, resulted primarily from reimbursement rate increases issued by various state Medicaid programs and Managed Medicaid payers and increases in value-based payments, offset by increases in implicit price concessions.

Our HHH segment revenue decrease of $1.1 million, or 0.7%, for the nine-month period ended September 28, 2024 resulted primarily from a decline in non-episodic volumes over the comparable period. While home health total admissions declined 8.1% over the comparable period, total segment revenue declined by a lower rate primarily due to improvements in home health episodic mix.

The $12.4 million, or 10.6%, increase in MS segment revenue for the nine-month period ended September 28, 2024, as compared to the nine-month period ended September 30, 2023, was attributable to volume growth of 7.8% combined with a 2.8% increase in revenue rate over the comparable period.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $1,040.8 million for the nine-month period ended September 28, 2024, as compared to $969.4 million for the nine-month period ended September 30, 2023, an increase of $71.4 million, or 7.4%. This increase resulted from the following segment activity:

•
a $76.4 million, or 9.4%, increase in PDS cost of revenue;
•
a $11.4 million, or 13.0%, decrease in HHH cost of revenue; and
•
a $6.4 million, or 9.6%, increase in MS cost of revenue.

The 9.4% increase in PDS cost of revenue for the nine-month period ended September 28, 2024 resulted from the previously described 4.5% increase in PDS volume combined with a 4.9% increase in PDS cost of revenue rate. The 4.9% increase in cost of revenue rate primarily resulted from higher caregiver labor costs, including the pass-through of reimbursement rate increases. The prior year period included $5.0 million lower general and professional liability expense associated with certain accrued legal settlements.

The 13.0% decrease in HHH cost of revenue for the nine-month period ended September 28, 2024 was driven primarily by a decline in HHH non-episodic volumes and improvements in HHH caregiver utilization.

The 9.6% increase in MS cost of revenue for the nine-month period ended September 28, 2024 was driven by the previously described 7.8% growth in MS volumes and a 1.8% increase in cost of revenue rate.

Gross Margin and Gross Margin Percentage

Gross margin was $463.8 million, or 30.8% of revenue, for the nine-month period ended September 28, 2024, as compared to $447.0 million, or 31.6% of revenue, for the nine-month period ended September 30, 2023. Gross margin increased $16.8 million, or 3.8%, from the comparable prior year quarter. The 0.8% decrease in gross margin percentage for the nine-month period ended September 28, 2024 resulted from the combined changes in our revenue rates and cost of revenue rates in each of our segments, which we refer to as the change in our spread rate, as follows:

•
a 4.3% decrease in PDS spread rate from $10.77 to $10.33 driven by the 2.3% increase in PDS revenue rate, net of the 4.9% increase in PDS cost of revenue rate;
•
a 4.2% increase in MS spread rate from $191.88 to $199.36 driven by the 2.8% increase in MS revenue rate, net of the 1.8% increase in MS cost of revenue rate; and
•
our HHH segment, in which gross margin percentage increased by 6.6%.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $264.1 million, or 17.6% of revenue, for the nine-month period ended September 28, 2024, as compared to $274.0 million, or 19.3% of revenue, for the nine-month period ended September 30, 2023, a decrease of $9.9 million, or 3.6%.

The 3.6% decrease in branch and regional administrative expenses for the nine-month period ended September 28, 2024, as compared to the nine-month period ended September 30, 2023, was primarily due to the positive effects of restructuring portions of our branch and regional operating structure, which resulted in the overall 1.7% decrease in branch and regional administrative expenses as a percentage of revenue for the nine-month period ended September 28, 2024, as compared to the nine-month period ended September 30, 2023.

Field Contribution and Field Contribution Margin

Field contribution was $199.8 million, or 13.3% of revenue, for the nine-month period ended September 28, 2024, as compared to $173.0 million, or 12.2% of revenue, for the nine-month period ended September 30, 2023. Field contribution increased $26.7 million, or 15.5%, for the nine-month period ended September 28, 2024, as compared to the nine-month period ended September 30, 2023. The 1.1% increase in Field contribution margin for the nine-month period ended September 28, 2024 resulted from the following:

•
a 1.7% decrease in branch and regional administrative expenses as a percentage of revenue in the nine-month period ended September 28, 2024, as compared to the nine-month period ended September 30, 2023; offset by
•
a 0.8% decrease in gross margin percentage in the nine-month period ended September 28, 2024, as compared to the nine-month period ended September 30, 2023.

Field contribution and Field contribution margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the nine-month periods ended September 28, 2024 and September 30, 2023 were as follows:

	For the nine-month periods ended
	September 28, 2024		September 30, 2023
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$1,504,634		$1,416,368
Corporate expense components:
Compensation and benefits	$49,618	3.3%	$46,642	3.3%
Non-cash share-based compensation	9,233	0.6%	7,179	0.5%
Professional services	16,837	1.1%	13,275	0.9%
Rent and facilities expense	9,436	0.6%	9,282	0.7%
Office and administrative	1,356	0.1%	1,217	0.1%
Other	5,501	0.4%	7,140	0.5%
Total corporate expenses	$91,981	6.1%	$84,735	6.0%

Corporate expenses were $92.0 million, or 6.1% of revenue, for the nine-month period ended September 28, 2024, as compared to $84.7 million, or 6.0% of revenue, for the nine-month period ended September 30, 2023. The $7.2 million, or 8.6%, increase in corporate expenses resulted primarily from higher compensation and benefits, higher non-cash share-based compensation costs, and higher professional services.

Goodwill Impairment

Goodwill impairment was $105.1 million for the nine-month period ended September 30, 2023. As a result of anticipated volume not being actualized to forecasted levels in the reporting unit within our HHH segment, primarily related to continued challenges in the labor markets, we recorded a $105.1 million non-cash goodwill impairment charge during the nine-month period ended September 30, 2023. There was no goodwill impairment charge recorded during the nine-month period ended September 28, 2024.

Depreciation and Amortization

Depreciation and amortization was $8.3 million for the nine-month period ended September 28, 2024, as compared to $10.5 million for the nine-month period ended September 30, 2023, a decrease of $2.2 million, or 20.6%. The $2.2 million decrease primarily resulted from improved capital asset management.

Other Operating Expense (Income)

Other operating expense was $5.3 million for the nine-month period ended September 28, 2024, as compared to other operating income of $6.6 million for the nine-month period ended September 30, 2023, a decrease in other operating income of $11.9 million. The $11.9 million decrease primarily resulted from impairment of a certain facility lease asset recorded in the current year nine-month period, and both a favorable $3.6 million acquisition-related legal settlement and a favorable $5.1 million non-cash gain on the acquisition of certain business licenses and other net assets recorded in the prior year nine-month period.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $118.2 million for the nine-month period ended September 28, 2024, as compared to $113.3 million for the nine-month period ended September 30, 2023, an increase of $4.9 million, or 4.3%. The increase was primarily driven by increased borrowing under our Securitization Facility and a higher U.S. federal funds rate during the nine-month period ended September 28, 2024 compared to the nine-month period ended September 30, 2023. See further analysis under Liquidity and Capital Resources below.

Other Income

Other income was $2.3 million for the nine-month period ended September 28, 2024, as compared to other income of $27.1 million for the nine-month period ended September 30, 2023. We realized a $29.5 million decrease in non-cash valuation gains on interest rate derivatives resulting from changes in market expectations of future interest rates as of the comparable valuation dates, offset by a $4.8 million improvement in net settlements with interest rate derivative counterparties as interest rates increased compared to the prior year period due to higher market interest rates. Details of other income included the following:

	For the nine-month periods ended
(dollars in thousands)	September 28, 2024	September 30, 2023
Valuation (loss) gain to state interest rate derivatives at fair value	$(26,869)	$2,584
Net settlements received from interest rate derivative counterparties	29,086	24,279
Other	112	261
Total other income	$2,329	$27,124

Income Taxes

We incurred income tax expense of $18.2 million for the nine-month period ended September 28, 2024, as compared to income tax expense of $1.4 million for the nine-month period ended September 30, 2023. This increase in tax expense was primarily driven by the changes to federal and state current tax expense and the changes in federal and state valuation allowances due to certain non-deductible expenses, most notably interest expense.

Non-GAAP Financial Measures

In addition to our results of operations prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which we have discussed above, we also evaluate our financial performance using EBITDA, Adjusted EBITDA, Field contribution and Field contribution margin.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP financial measures and are not intended to replace financial performance measures determined in accordance with U.S. GAAP, such as net income or loss. Rather, we present EBITDA and Adjusted EBITDA as supplemental measures of our performance. We define EBITDA as net income or loss before interest expense, net; income tax expense; and depreciation and amortization. We define Adjusted EBITDA as EBITDA, adjusted for the impact of certain other items that are either non-recurring, infrequent, non-cash, unusual, or items deemed by management to not be indicative of the performance of our core operations, including impairments of goodwill, intangible assets, and other long-lived assets; non-cash, share-based compensation; loss on extinguishment of debt; fees related to debt modifications; the effect of interest rate derivatives; acquisition-related and integration costs; legal costs and settlements associated with acquisition matters; restructuring costs; other legal matters; other system transition costs, professional fees; and other costs including gains and losses on acquisitions and dispositions of certain businesses. As non-GAAP financial measures, our computations of EBITDA and Adjusted EBITDA may vary from similarly termed non-GAAP financial measures used by other companies, making comparisons with other companies on the basis of this measure impracticable.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods indicated:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net loss	$(42,843)	$(102,389)	$(40,109)	$(108,788)
Interest expense, net	39,145	39,549	118,208	113,304
Income tax expense	15,511	631	18,246	1,387
Depreciation and amortization	2,587	2,962	8,332	10,494
EBITDA	14,400	(59,247)	104,677	16,397
Goodwill, intangible and other long-lived asset impairment	2,904	106,841	5,304	107,222
Non-cash share-based compensation	4,902	5,116	12,483	10,143
Interest rate derivatives (1)	22,141	(14,120)	(2,218)	(26,865)
Acquisition-related costs (2)	150	428	150	465
Integration costs (3)	262	497	949	1,732
Legal costs and settlements associated with acquisition matters (4)	848	346	1,423	(4,796)
Restructuring (5)	1,599	985	4,787	5,733
Other legal matters (6)	214	-	1,112	(5,000)
Other system transition costs, professional fees and other (7)	421	(4,655)	(296)	(4,504)
Total adjustments (8)	$33,441	$95,438	$23,694	$84,130
Adjusted EBITDA	$47,841	$36,191	$128,371	$100,527

(1)
Represents valuation adjustments and settlements associated with interest rate derivatives that are not included in interest expense, net. Such items are included in other (expense) income.
(2)
Represents transaction costs incurred in connection with planned, completed, or terminated acquisitions, which include investment banking fees, legal diligence and related documentation costs, and finance and accounting diligence and documentation, as presented on the Company’s consolidated statements of operations.
(3)
Represents (i) costs associated with our Integration Management Office, which focuses on our integration efforts and transformational projects such as systems conversions and implementations, material cost reduction and restructuring projects, among other things, of $0.2 million and $0.8 million for the three and nine-month periods ended September 28, 2024, respectively, and $0.3 million and $1.1 million for the three and nine-month periods ended September 30, 2023, respectively; and (ii) transitionary costs incurred to integrate acquired companies into our field and corporate operations of $0.1 million for the nine-month period ended September 28, 2024, no such cost was recorded during the three-month period ended September 28, 2024, and $0.2 million and $0.6 million for the three and nine-month periods ended September 30, 2023, respectively. Transitionary costs incurred to integrate acquired companies include IT consulting costs and related integration support costs; salary, severance and retention costs associated with duplicative acquired company personnel until such personnel are exited from the Company; accounting, legal and consulting costs; expenses and impairments related to the closure and consolidation of overlapping markets of acquired companies, including lease termination and relocation costs; costs associated with terminating legacy acquired company contracts and systems; and one-time costs associated with rebranding our acquired companies and locations to the Aveanna brand.
(4)
Represents legal and forensic costs, as well as settlements associated with resolving legal matters arising during or as a result of our acquisition-related activities. This primarily includes (i) costs of $0.4 million and $1.0 million for the three and nine-month periods ended September 28, 2024, respectively, and $0.0 million and $0.3 million for the three and nine-month periods ended September 30, 2023, respectively, to comply with the U.S. Department of Justice, Antitrust Division’s grand jury subpoena related to nurse wages and hiring activities in certain of our markets, in connection with a terminated transaction, and (ii) release of reserve of $3.6 million for the nine-month period ended September 30, 2023, related to the settlement of a legal matter resulting from a 2020 acquisition.

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
(7)
Represents: (i) costs associated with the implementation of, and transition to, new electronic medical record systems, billing and collection systems, duplicative system costs while such transformational projects are in-process, and other system transition costs of $0.6 million and $1.3 million for the three-month and nine-month periods ended September 30, 2023, respectively, no such cost was recorded in other presented periods; (ii) a $5.1 million non-cash gain on the acquisition of certain business licenses and other net assets in the three and nine-month periods ended September 30, 2023, there were no such gains recorded in any other periods, and (iii) other costs or (income) that are either non-cash or non-core to the Company’s ongoing operations of $0.4 million and $(0.3) million for the three and nine-month periods ended September 28, 2024, respectively, and $(0.2) million and $(0.8) million for the three and nine-month periods ended September 30, 2023, respectively.
(8)
The table below reflects the increase or decrease, and aggregate impact, to the line items included in our consolidated statements of operations based upon the adjustments used in arriving at Adjusted EBITDA from EBITDA for the periods indicated:

	Impact to Adjusted EBITDA
	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Cost of revenue, excluding depreciation and amortization	$281	$166	$457	$(4,512)
Branch and regional administrative expenses	2,515	2,765	5,389	6,129
Corporate expenses	5,421	4,445	14,756	10,629
Goodwill impairment	-	105,136	-	105,136
Acquisition-related costs	150	428	150	465
Other operating expense (income)	(8)	(5,090)	2,112	(8,735)
Other (expense) income	25,082	(12,412)	830	(24,982)
Total adjustments	$33,441	$95,438	$23,694	$84,130

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

The following table reconciles gross margin to Field contribution and Field contribution margin for the periods indicated:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Gross margin	$159,699	$147,264	$463,820	$446,984
Gross margin percentage	31.4%	30.8%	30.8%	31.6%
Branch and regional administrative expenses	88,184	91,004	264,070	273,967
Field contribution	$71,515	$56,260	$199,750	$173,017
Field contribution margin	14.0%	11.8%	13.3%	12.2%
Revenue	$509,023	$478,010	$1,504,634	$1,416,368

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

At September 28, 2024 we had $78.5 million in cash on hand, $37.9 million available to us under our Securitization Facility and approximately $168.2 million of borrowing capacity under the Revolving Credit Facility (as defined below, and prior to giving effect to the amendment to such facility on September 30, 2024 that, among other things, reduced the maximum borrowing capacity from $200.0 million to $170.3 million). Available borrowing capacity under the Revolving Credit Facility is subject to a maintenance leverage covenant that becomes effective if more than 30% of the total commitment is utilized, subject to a $15.0 million carve-out for letters of credit. We believe that our operating cash flows, available cash on hand, and availability under our Securitization Facility and Revolving Credit Facility will be sufficient to meet our cash requirements for at least the next twelve months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments and future results of operations. We cannot assure you that cash provided by operating activities or cash and cash equivalents on hand will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.

Cash Flow Activity

The following table sets forth a summary of our cash flows from operating, investing, and financing activities for the nine-month periods presented:

	For the nine-month periods ended
(dollars in thousands)	September 28, 2024	September 30, 2023
Net cash provided by operating activities	$19,231	$25,677
Net cash used in investing activities	$(4,790)	$(7,226)
Net cash provided by financing activities	$20,079	$10,626

Operating Activities

The primary sources or uses of our operating cash flow are operating income or operating losses, as well as any other significant non-cash items such as depreciation, amortization and share-based compensation, and cash paid for interest. The timing of collections of accounts receivable and the payment of accounts payable, other accrued liabilities and accrued payroll can also impact and cause fluctuations in our operating cash flow. Cash provided by operating activities decreased by $6.4 million for the nine-month period ended September 28, 2024 compared to the nine-month period ended September 30, 2023, primarily due to:

•
the provision of cash associated with operating assets and liabilities over the comparable period, including the timing of payroll and incentive settlements, the prior year benefit of deferring of one month of interest under our term loans, which we had previously paid on a monthly basis, and the prior year benefit of a one-time deferral of cash payments under employee medical plans as we transitioned to a self-insured plan; partially offset by
•
improvements in operating income over the prior year period.

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

	September 30, 2023	December 30, 2023	March 30, 2024	June 29, 2024	September 28, 2024
Days Sales Outstanding	45.0	44.9	45.8	47.8	48.1

Investing Activities

Net cash used in investing activities was $4.8 million for the nine-month period ended September 28, 2024, as compared to $7.2 million for the nine-month period ended September 30, 2023. The primary driver of the $2.4 million decrease in cash used in the current period was the prior year purchase of certificates of need of $2.7 million.

Financing Activities

Net cash provided by financing activities increased by $9.5 million, from $10.6 million net cash provided for the nine-month period ended September 30, 2023 to $20.1 million for the nine-month period ended September 28, 2024. The $9.5 million increase was primarily attributable to the timing of both payments on term loans and proceeds from the employee stock purchase plan as well as lower notes payable borrowings during the nine-month period ended September 28, 2024.

Indebtedness

We typically incur term loan indebtedness to finance our acquisitions, and we borrow under our Securitization Facility and Revolving Credit Facility from time to time for working capital purposes, as well as to finance acquisitions, as needed. The following table presents our current and long-term obligations under our credit facilities as of September 28, 2024 and December 30, 2023, as well as related interest expense for the nine-month periods ended September 28, 2024 and September 30, 2023, respectively:

	Current and Long-term			Interest Expense
(dollars in thousands)	Obligations			For the nine-month periods ended
Instrument	September 28, 2024	December 30, 2023	Interest Rate	September 28, 2024	September 30, 2023
2021 Extended Term Loan (1)	$895,150	$899,750	S + 3.75%	$62,436	$60,750
Term Loan - Second Lien Term Loan (1)	415,000	415,000	S + 7.00%	39,258	38,055
Revolving Credit Facility (1)	-	-	S + 3.75%	638	667
Securitization Facility (2)	170,000	155,000	S + 3.15%	11,225	8,909
Amortization of debt issuance costs	-	-		3,797	3,983
Other	-	-		1,151	1,178
Total Indebtedness	$1,480,150	$1,469,750		$118,505	$113,542
Weighted Average Interest Rate (3)	9.7%	10.1%

(1)
Variable rate debt instrument which accrues interest at a rate equal to the SOFR rate, plus a CSA, (subject to a minimum of 0.50%), plus an applicable margin.
(2)
Variable rate debt instrument which accrues interest at a rate equal to the SOFR rate, plus a CSA, plus an applicable margin.
(3)
Represents the weighted average annualized interest rate based upon the outstanding balances at September 28, 2024 and September 30, 2023, respectively, and the applicable interest rates at that date.

We were in compliance with all financial covenants and restrictions related to existing credit facilities at September 28, 2024.

On September 30, 2024, the we amended the terms of our revolving credit facility under the First Lien Credit Agreement (as defined in Note 4 of our Quarterly Financial Statements) to extend the Revolving Credit Facility’s maturity date from April 29, 2026 to the earlier of (i) April 15, 2028 and (ii) May 1, 2026 if by such date the Securitization Facility has not been renewed or replaced or paid-off, in each case, in full, with a maturity date that is April 15, 2028, or later. Additionally, such amendment immediately reduced the maximum borrowing availability under the Revolving Credit Facility from $200.0 million to $170.3 million through April 29, 2026, and then subsequently reduces availability to $148.9 million from April 29, 2026 through the amended maturity date.

On May 31, 2024, we amended our Securitization Facility, which matures on July 31, 2026, to increase the borrowing capacity to $225.0 million, subject to certain borrowing base requirements. Further, this amendment revised the Securitization Facility's applicable margin on the borrowing rate to 3.15%, with all other terms remaining the same.

Contractual Obligations

Our contractual obligations consist primarily of long-term debt obligations, interest payments, operating and financing leases. These contractual obligations impact our short-term and long-term liquidity and capital needs. As of September 28, 2024, there were no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer, and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that, as of September 28, 2024, such disclosure controls and procedures were not effective, solely as a result of a previously reported material weakness.

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

Changes in Internal Control over Financial Reporting

Except for the actions intended to remediate the material weakness as described above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the three-month period ended September 28, 2024, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 28, 2024, none of the directors or officers of the Company adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement", as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed or furnished herewith:

Exhibit Number	Description

10.1+

Tenth Amendment to First Lien Credit Agreement, dated September 30, 2024, among Aveanna Healthcare LLC, Barclays Bank PLC, as administrative agent, and the other lenders, agents and guarantors party thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 4, 2024 and incorporated herein by reference).

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

+ Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in such exhibit. The Company will supplementally provide a copy of any omitted schedule or similar attachment to the SEC or its staff upon request.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aveanna Healthcare Holdings Inc.

Date: November 7, 2024	By:	/s/ Jeff Shaner
Jeff Shaner Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Matthew Buckhalter
Matthew Buckhalter Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2024	By:	/s/ Deborah Stewart
Deborah Stewart
Chief Accounting Officer (Principal Accounting Officer)