Form 10-K
period 2024-12-28
Aveanna Healthcare Holdings, Inc.
filed 2025-03-13
CIK 1832332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition Period from to

Commission File Number 001-40362

Aveanna Healthcare Holdings Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	81-4717209
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Interstate North Parkway SE Atlanta, GA	30339
(Address of principal executive offices, including zip code)	(Zip Code)

Registrant’s telephone number, including area code: (770) 441-1580

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	AVAH	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price as quoted by the Nasdaq Capital Market on June 29, 2024 (the last business day of the registrant's most recently completed second fiscal quarter) was $135.9 million. For purposes of this determination shares beneficially owned by executive officers, directors and ten percent stockholders have been excluded, which does not represent an admission by the registrant as to the affiliate status of any such person.

As of March 7, 2025, the registrant had 195,093,866 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K. The 2025 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 28, 2024.

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
•
the possibility that our business, financial condition and results of operations may be materially adversely affected by public health emergencies, such as a pandemic or other infectious disease outbreak;
•
shortages in qualified employees and management and competition for qualified personnel;
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

Additionally, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Considering these risks, uncertainties and assumptions, the forward-looking statements contained in this Annual Report on Form 10-K might not prove to be

ii

accurate and you should not place undue reliance upon them or otherwise rely upon them as predictions of future events. All forward-looking statements made by us in this Annual Report on Form 10-K are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date made, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA.

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
•
Public Health Emergencies. Our business, financial condition and results of operations may be materially adversely affected by public health emergencies, such as a pandemic or other infectious disease outbreak;
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

Service Offerings

We provide a broad range of home care services. We seek to meet a full range of care needs for patients while minimizing the complexity and potential disruption to patient care associated with procuring multiple types of care services from a number of independent providers. We believe this positions us as the provider of choice for patients, families, referral sources and payers.

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

Our services typically commence upon a patient’s discharge from the newborn intensive care unit or pediatric intensive care unit. While we focus primarily on pediatric PDN services, we continue to provide PDN services to our patients as they mature into adulthood. The majority of adult PDN patients have aged out of eligibility for pediatric PDN through Medicaid and are typically eligible to receive continued PDN services under Medicaid waiver programs (i.e. programs that allow state Medicaid agencies to choose groups of patients with particular needs and health conditions to receive tailor-made healthcare options at home or within the community).

We also administer payer authorized respite care (a form of non-medical personal care) and related services primarily to patients with intellectual and developmental disabilities or special needs. In this non-clinical business, the family primarily recruits and supervises the care provider. We oversee the administration of payroll taxes, provide cardiopulmonary resuscitation training and/or first aid certification and U.S. Department of Justice clearance for the care provider. Our non-clinical business has had highly stable reimbursement historically allowing for durable, profitable growth. While our non-medical caregivers generally earn at or above the minimum wage, this has not historically been a source of risk to our margins, as our non-clinical reimbursement rates generally have mechanisms to adjust commensurate with state and local changes in applicable minimum wages.

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

Home Health & Hospice

We provide home health, hospice and specialty program services to predominately elderly populations seeking compassionate care and assistance with activities of daily living in the home. Our home health services help our patients recover from surgery or illness, live with chronic diseases, and prevent avoidable hospital readmissions. We assist patients and their families in understanding their medical conditions, how to manage these conditions and how to maximize the quality of their lives while living with a chronic disease or other health condition. We believe our adult home health services improve the quality of life of our patients, save costs for the healthcare system and result in better clinical outcomes, including low re-hospitalization rates, when compared to institutional settings of care.

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
•
We continuously engage in and pursue value-based care models (for example, tying compensation for services to enhancing patient outcomes and quality of care) in order to align interests and save costs for payers.

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

Our Acquisition Team and Integration Management Office (IMO)

We have a proven team of five people dedicated to sourcing, evaluating and executing on all aspects of our acquisition strategy, as well as transformational initiatives. Our IMO team has extensive integration experience with private duty services, home health businesses, and medical solutions, as well as deep functional experience in operations, consulting, finance, IT and administrative roles. We complement our internal team with a core group of third-party advisors with whom we have worked for decades. The experience and discipline the collective team brings to our acquisition strategy enables us to pursue and integrate multiple acquisitions simultaneously without disruption to our business or that of an acquisition target. We believe this is a truly differentiated capability relative to our home health peers.

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

Our Competitive Strengths

Built to Scale Nationally across Private Duty Services, Adult Home Health and Hospice

We believe we have built the largest private duty services business in the United States via acquisitions and organic growth. We have also built the corporate infrastructure and processes to expand seamlessly into adult home health and hospice. We have proven our ability to execute our model in multiple geographies with various payers across all three verticals. We have created a repeatable, data-driven playbook to expand our presence across the United States and made substantial investments to support each key component of our approach.

Scale Advantages Result in a Network Effect, Accelerating Growth

Our scale enables a virtuous cycle of network effects and competitive advantages to our business. First, our local market density creates a network effect where more nurses and higher quality of care translate into the ability to staff cases quickly and find the right match, which in turn, drives more referrals and higher branch profit. This creates a virtuous cycle of scale advantage where higher volumes for Aveanna enable more platform reinvestment, more capital for acquisitions and de novo expansions, and greater payer and referral preference, further driving volumes. These platform investments in turn allow us to develop and maintain advantaged capabilities, technology and infrastructure that create more value for our customers and reinforce our advantages vs. competitors. In particular, we believe that (1) our larger nursing panel and one stop shop service offering translate into higher referent satisfaction levels, higher win rates and more case volumes, (2) our advantaged nurse recruiting, training and staffing capability translate into higher case fill rates and a higher quality of care, (3) our large and sophisticated business development team translates into higher rates of referent penetration in local hospitals, as well as better relationships with payers allowing for meaningful partnerships that help drive volume and rate while creating value-based care arrangements with our managed care organization partners, (4) our stronger set of regional management leaders translates into better execution, and (5) our investments in technology drive efficiency and quality. These scale advantages reinforce our local market share and competitive advantage at every step.

Partnerships with Managed Care and Government Payers

Because of our scale, volume, technology, data reporting capabilities, and high-quality of care, Aveanna has developed significant partnerships and agreements with key managed care payers and referral sources that we believe provide a meaningful competitive advantage. These partnerships are unique and we believe are based on our ability to staff more cases, provide superior care and outcomes, and deliver exceptional value to our partners. These agreements apply to each of our three key businesses: Private Duty Services, Home Health and Hospice, and Medical Solutions. Because of Aveanna’s unique ability to report data, track outcomes, and show value, these partnerships are significantly difficult to replicate by our competitors. Furthermore, many of these agreements accelerate our growth as we gain more market share with improved reimbursement rates that cannot be matched by competitors.

We also have a significant commitment to government affairs initiatives. These government-level initiatives support awareness of the importance of our care and some of the key issues that affect our ability to deliver that care. Notably, we have many states that have not adjusted their nursing rates to be competitive. Our work to address this wage gap issue allows us to help support competitive wages for our nurses, which then contributes to growth as we are able to staff more cases and fill more hours that currently remain open. We believe that our effectiveness in raising awareness and affecting legislation contributes to our growth while supporting efforts that significantly lower the costs to the healthcare system.

Technology-Enabled Operating Platform and Corporate Infrastructure

The Aveanna platform was purpose-built to deliver exceptional clinical care efficiently with data-driven results and the ability to report and validate clinical quality. We have made significant investments in our technology and corporate infrastructure to build a scalable care delivery platform. Our technology platform includes multiple cloud applications for managing our business which enable and automate all of our mission critical business functions including caregiver recruiting, staffing, electronic health data capture, financial management, payroll, human resources management, billing, and logistics. Our Aveanna Hope Devices and point-of-care technology that we have deployed to our frontline caregivers on tablets and mobile devices significantly improves caregiver efficiency and data collection. We believe our care delivery platform provides us with a significant competitive advantage in the marketplace, driving superior operating performance and margins that enable us to reinvest in growth. We have made these investments in anticipation of the industry's move to value-based care and we believe that we are well-positioned to take advantage of this opportunity.

Acquirer of Choice with Proven Ability to Integrate Acquisitions and Realize Synergies

Our scaled, national platform in otherwise highly fragmented markets positions us as a clear acquirer of choice for smaller providers seeking to partner with an industry leader. Since 2017, we have completed and integrated seventeen acquisitions. Our IMO team has developed a proven playbook over long merger and acquisition careers to lead the timely integration of our acquisitions while rapidly gaining synergies. We derive synergies from a host of areas including staffing optimization, technology integration, cross-selling, reduction of overhead, rationalizing overlapping markets and other operational efficiencies that are supported by the differentiated investments we have made in our platform.

Our Growth Strategy

Increase Volumes within Our Existing Footprint

We expect to continue to gain share in our existing local markets through our “virtuous cycle” strategy, leveraging our highly regarded brand, service breadth, nurse recruiting and go-to-market capabilities to win a higher share of cases each year, expand our number of referral sources and grow our payer partnerships to deliver value in our services. A core component of this growth strategy is educating referral sources about the differentiated benefits and high-quality outcomes of our services, which result in a higher fill rate and lower rate of readmissions versus competitors. We believe we can further accelerate our growth through new workforce recruiting and training initiatives that will expand our capacity to grow and through de novo branch growth initiatives to grow our geographic coverage within existing markets. In addition, we intend to gain market share through investments in strong local branch leaders and technology infrastructure to enable digital and remote workforce training and onboarding. Also, we believe that our governmental affairs efforts intended to help provide competitive wages to our nurses serves to support our overall growth as we gain the ability to take on more cases and fill more hours and shifts.

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

Expand Private Duty Services, Home Health, and Hospice Presence Through Acquisitions

We believe we are the logical consolidator in the highly fragmented private duty services and home health industries given our strong market position, leading brand, capitalization and integration capabilities. We maintain discipline in our approach to valuation and have consistently realized our deal-related growth and operational objectives. We have historically targeted two types of acquisitions: tuck-in and expansion. Our tuck-in acquisitions are smaller in scale, highly synergistic and are meant to drive further density in existing markets, with integration time generally measured in weeks. Our expansion targets are larger in scale and are meant to diversify our geographic footprint while gaining immediate scale and density in new markets, with integration time of one to two months.

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

Reinvest in Our Platform to Optimize Performance and Deliver Data-Driven Results

We believe ongoing investment in our platform drives greater efficiency across our business, generating a virtuous cycle that allows us to continue growing. We plan to continually invest in improving our people, technology and processes to further drive volumes, leverage our corporate infrastructure and drive higher margins over time. We also continue to invest in reporting capabilities and tracking advances that support our growth initiatives based on value-based payment models. Developments in our technology platform allow us to align our data with our payers' and government partners' metrics of clinical quality, which we believe delivers exceptional value while improving outcomes.

Our Reimbursement Sources

We have a highly diverse range of payers that reimburse us. Our payer diversity is due to both our geographic diversity as well as the variety of services we provide, many of which are reimbursed by different payers and have different payment models. Our reimbursement sources are comprised of more than 1,500 distinct payers that include Medicaid managed care organizations (“MCOs”), state-based Medicaid programs, Medicare, Medicare Advantage plans, commercial insurance plans and other governmental payers across 34 states. Each contract we have with our payers is unique and specific to that payer, creating additional diversification benefits.

The majority of the Company’s PDN patients are covered by either Medicaid fee-for service (“FFS”) or Medicaid MCOs. State legislatures or responsible state agencies determine Medicaid FFS reimbursement rates for PDN services. In states where traditional FFS Medicaid is the primary payer source for PDN services, providers do not have the ability to negotiate reimbursement rates; providers simply must accept the rate offered by the state Medicaid system or choose not to accept Medicaid patients and/or be reimbursed by the state Medicaid system. In states that outsource some or all of the Medicaid administration to managed care, MCOs generally receive a per-member-per-month capitation payment from the state and then contract for reimbursement rates with each provider of services within the state. Contracts between MCOs and PDN providers generally express reimbursement rates as a percentage of the state’s FFS rate and those rates are negotiated between the MCO and the provider, with the rates largely based on state guidance and typically within a range of the applicable Medicaid rate.

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

Changes to our reimbursement rates tend to mirror wage inflation over time, supporting historically stable gross margins. The majority of our caregivers earn well above minimum wage and are not impacted by minimum wage increases.

Private Duty Services Reimbursement

The primary payers for our private duty services are state-based Medicaid programs and MCOs. Although traditional Medicaid eligibility is often determined by income or assets, private duty services patients typically qualify for Medicaid because of their medical conditions, regardless of their family’s income. A federal law established in 1967, a component of which covers Early Periodic Screening, Diagnostic, and Treatment (“EPSDT”), requires that state Medicaid programs and Medicaid MCOs cover medically necessary services for children under 21. Many of our private duty services, including PDN, personal care services and physical, occupational and speech therapy, are all explicitly included under the EPSDT benefit. In addition to the federal mandate for coverage of these services, we believe our reimbursement is significantly more stable than other government reimbursed services because private duty nursing patients (many of whom are children with complex medical diagnosis) represent a medically fragile population supported by strong, active advocacy groups, and therefore funding for our services typically receives broad bi-partisan support in state legislatures and Congress. Moreover, state spending on private duty nursing is a small portion of total state Medicaid expenditures, and the home is widely recognized by payers as the lower cost alternative to inpatient care settings. As a result, funding for our services is unlikely to be targeted as a source of savings for states seeking to alleviate budget pressure.

Medicaid policy is generally determined at a state level across each of the states in which we offer these services, providing stability as compared to Medicare reimbursement, which is determined at the federal level. Each state also has the ability to determine whether to administer benefits through a statewide fee-for-service program or through MCOs as noted above, which provide the Company additional payer diversity. The trend across many states has been to slowly transition children with complex medical conditions from traditional FFS to MCOs for many of the private duty services that we provide. Today, the majority of states in which we provide PDS have already transitioned to MCOs. Changes in utilization and reimbursement from the shift to managed care have historically been minimal, with reimbursement for MCO and state Medicaid programs largely at parity. Furthermore, we believe that we have an opportunity to capture additional volume from the shift to managed care as MCOs prefer to partner with scale providers like Aveanna who deliver a broad range of services with consistently high-quality care and can demonstrate appropriate cost savings for MCOs by avoiding unplanned hospitalizations.

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

Adult Home Health & Hospice Reimbursement

Our adult home health and hospice services are primarily reimbursed by Medicare and Medicare Advantage plans. The Medicare home health benefit is available to patients who need care following discharge from a hospital, as well as patients who suffer from chronic conditions that require intermittent skilled care. While the services received do not need to be rehabilitative or of a finite duration, patients must have a skilled need and be "homebound" as defined by the U.S. Department of Health and Human Services (“HHS”), Centers for Medicare & Medicaid Services (“CMS”). Patients who require full-time skilled nursing for an extended period of time generally do not qualify for Medicare home health benefits. As a condition of coverage under Medicare, beneficiaries must: (1) be homebound, meaning they are unable to leave their home without a considerable and taxing effort; (2) require intermittent skilled nursing, physical therapy or speech therapy services that are covered by Medicare; and (3) receive treatment under a plan of care that is established and periodically reviewed by a physician. Qualifying patients also may receive reimbursement for occupational therapy, medical social services, and home health aide services if these additional services are part of a plan of care prescribed by a physician.

We submit all home health Medicare claims through Medicare Administrative Contractors for CMS. Medicare Administrative Contractors are private health care insurers that have been awarded a geographic jurisdiction to process Medicare Part A and Part B medical claims or durable medical equipment claims for Medicare beneficiaries.

Final payments may reflect base payment adjustments for case-mix and geographic wage differences and 2% sequestration reduction for episodes that began after March 31, 2013. In addition, final adjustments may reflect one of four retroactive adjustments to ensure the adequacy and effectiveness of the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than a threshold required to justify a full episodic payment; (c) a partial payment if the patient transferred to another provider or transferred from another provider before completing the episode; or (d) a Notice of Admission ("NOA") penalty if Medicare was not notified of a patient admission within five days of the start of care. Because such adjustments are determined upon the completion date of the episode, retroactive adjustments could impact our financial results. The base payment rate for Medicare home nursing was $2,038.13 per 30-day episode for the year ended December 31, 2024. The base payment rate does not take into consideration the 2% sequestration payment reduction mandated by the Budget Control Act of 2011.

Home health payment rates are updated annually by the home health market basket percentage as adjusted by Congress. CMS establishes the home health market basket index, which measures inflation in the prices of an appropriate mix of goods and services included in home health services.

The Medicare hospice benefit covers a broad set of palliative services for beneficiaries who have a life expectancy of six months or less, as determined by their physicians. Medicare pays hospices a daily rate for each day a beneficiary is enrolled in the hospice benefit. Each day of hospice benefit, a level of care is assigned based on one of four case types: routine home care, continuous home care, inpatient respite care and general inpatient care. For Medicare’s 2024 fiscal year, the base per diem hospice payment rate for each service were: $218.33 for each of the first 60 days of routine home care and $172.35 for every day thereafter; $1,565.46 for continuous home care; $507.71 for inpatient respite care; and $1,145.31 for general inpatient care. These payments are reduced by 4% in 2024 for hospices that do not report specified quality data to CMS.

Competition

Competitive Position

Private Duty Services (PDS)

The PDS services industry in which Aveanna operates is highly competitive and fragmented. PDS providers range from facility-based agencies, such as day health centers, live-in facilities and government agencies, to independent homecare companies. Our PDS competitors may be not-for-profit organizations or for-profit organizations. There are relatively few barriers to entry in some of the home health services markets in which Aveanna operates. In addition to several multistate privately held companies, Aveanna’s primary competitors for its home health business are hospital-based home health agencies and local home health agencies, both for profit and not-for-profit. Aveanna competes with other home health providers on the basis of availability of caregivers, quality and expertise of services and the value of services. Aveanna believes that it has a favorable competitive position, attributable mainly to the consistently high quality and targeted services it has historically provided to its patients, as well as to its screening and evaluation procedures and training programs for clinical associates who provide direct care to patients.

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

Aveanna’s Medicare MS business line could be impacted if CMS reinitiates the Durable Medical Equipment, Prosthetics, Orthotics and Supplies (“DMEPOS”) competitive bid award that sets payment rates for DMEPOS items and services. The DMEPOS program provides Medicare reimbursement to suppliers of medical items, including, among such other things, enteral nutrition products and oxygen, for Medicare beneficiaries. The DMEPOS Competitive Bidding Program was mandated by Congress through the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The statute requires that Medicare replace the DMPEOS fee schedule payment methodology for selected DMEPOS items with a competitive bid process. Under the program, a competition among suppliers who operate in a particular competitive bidding area (“CBA”) is conducted by CMS. Suppliers are required to submit a bid for selected products. CMS announced that the next round of the DMEPOS Competitive Bidding Program is on hold, during which time CMS will consider implementing changes regarding sustainable prices and preventing fraud, waste, and abuse. While Aveanna cannot predict when CMS will reinitiate the DMEPOS bidding program or its outcome, including the Medicare payment rates that will be in effect in future years for the items subjected to competitive bidding; however, the outcome of the program may materially adversely affect the Company's financial condition and results of operations.

Home Health and Hospice Services (HHH)

The home health market is highly competitive and fragmented. According to the Medicare Payment Advisory Commission (“MedPac”), an independent agency that advises Congress on various Medicare issues, there were over 12,000 Medicare-certified home health agencies in the United States in 2023. Generally, competition in home health service and hospice markets comes from local and regional providers. These providers include facility- and hospital-based providers, visiting nurse associations and nurse registries. Aveanna competes based on the availability of personnel, the quality of services, expertise of visiting staff, and, in certain instances, the price of our services.

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

Certain states, including a number in which we operate, carefully restrict new entrants into the market based on demographic and/or demonstrative usage of additional providers. These states limit the entry of new providers or services and the expansion of existing providers or services in their markets through a CON or POA process, which is periodically evaluated and updated as required by applicable state law.

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

Section 1861(dd) of the SSA and 42 CFR Part 418 establish the COPs that a hospice must meet in order to participate in the Medicare program. These COPs set forth the health and safety requirements that a hospice must meet. They provide a framework for patient care, administrative and organizational processes, and quality improvement, as well as compliance with federal and state laws and regulations.

CMS has adopted alternative sanction enforcement options which allow CMS to (i) impose temporary management, direct plans of correction or direct training and (ii) impose payment suspensions and civil monetary penalties in each case on providers out of compliance with the COPs. In addition, CMS engages or has engaged a number of third-party audit contractors to conduct an additional documentation request (known as an “ADR,” a request for a provider’s medical record documentation to review specific claims), and other third-party firms, including Recovery Audit Contractors, Program Safeguard Contractors, Zone Program Integrity Contractors, Uniform Program Integrity Contractors, Targeted Probe and Educate, Supplemental Medical Review Contractors and Medicaid Integrity Contractors, to conduct extensive reviews of claims data and state and federal government healthcare program laws and regulations applicable to healthcare providers. These ADRs and other audits evaluate the appropriateness of billings submitted for payment. In addition to identifying overpayments, audit contractors can refer suspected violations of law to government enforcement authorities.

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

Accreditations

The Community Health Accreditation Program (the “CHAP”) and Accreditation Commission for Health Care (the “ACHC”) are nationwide commissions that establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of healthcare organizations. Many states and some MCOs use CHAP and ACHC accreditation as a credentialing standard. Aveanna has an active three year contract with CHAP and ACHC and has had a corporate survey as recently as April 2022. We plan to complete our next corporate survey in the first half of 2025 to maintain our good standing. All locations are accredited and will undergo surveys over the next three years. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.

Federal and State Anti-Fraud and Anti-Kickback Laws

As a provider under the Medicare and Medicaid systems, we are subject to various federal anti-fraud and abuse laws, including, without limitation, the federal anti-kickback statute, 42 U.S.C. § 1320a-7b (the “Anti-Kickback Statute”). Affected government healthcare programs include any healthcare plans or programs that are funded by the United States government (other than certain federal employee health insurance benefits/programs), including certain state healthcare programs that receive federal funds, such as Medicaid. We are also subject to various state anti-fraud and kickback laws which govern both government program and private payer activity.

Subject to certain exceptions, these laws prohibit any offer, payment, solicitation or receipt of any form of remuneration to induce or reward the referral of business payable under a government healthcare program or in return for the purchase, lease, order, arranging for, or recommendation of items or services covered under a government healthcare program. A related law, which among other things imposes monetary penalties, forbids the offer or transfer of anything of value, including certain waivers of co-payment obligations and deductible amounts, to a beneficiary of Medicare or Medicaid that is likely to influence the beneficiary’s selection of healthcare providers, again, subject to certain exceptions. Violations of the federal Anti-Kickback Statute can result in imprisonment, the imposition of penalties topping $100,000, plus three times the amount of the improper remuneration and potentially, exclusion from furnishing services under any government healthcare program. In addition, the states in which we operate generally have laws, similar to the various federal anti-fraud and abuse laws, that prohibit certain direct or indirect payment or fee-splitting arrangements between healthcare providers and/or other persons and entities where such arrangements are designed or used to obtain or induce the referral of patients from a particular person or provider.

We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to monitor and address prevention of anti-fraud and kickback laws violations.

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

As of December 2024, sanctions within Stark Law include significant civil penalties including over $30,000 for each violation, over $205,000 for schemes to circumvent the Stark Law restrictions and over $24,000 for each day an entity fails to report required information and exclusion from the federal healthcare programs. Violations of the Stark Law trigger overpayment liability, and may also result in payment denials, false claim recoveries, civil monetary penalties, and/or federal program exclusion.

Several of the states in which we conduct business have also enacted statutes similar in scope and purpose to the Stark Law's self-referral prohibitions. These state laws may mirror the Stark Law or may be different in scope. The available guidance and enforcement activity associated with such state laws varies considerably.

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

Federal and State Privacy and Security Laws

The Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act. (collectively, “HIPAA”) requires our covered entities to comply with standards for the exchange of health information within our company and with third parties, such as payers, business associates and patients. These include standards for common healthcare transactions, such as: claims information, plan eligibility, payment information and the use of electronic signatures; unique identifiers for providers, employers, health plans and individuals; and security, privacy, breach notification and enforcement. Under HIPAA, a “covered entity” includes healthcare providers, healthcare clearinghouses and health plans/insurers, and a “business associate” is a person or entity, other than a member of the workforce of a covered entity, who performs functions or activities on behalf of, or provides certain services to, a covered entity that involve access by the business associate to protected health information.

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

The American Recovery and Economic Reinvestment Act of 2009 (“ARRA”) increased the amount of civil monetary penalties that can be imposed for violations of HIPAA, and the amounts are updated annually for inflation. For 2024, penalties for HIPAA violations can range from $141 to $2.134 million per violation with a maximum fine of $2.134 million for identical violations during a calendar year. ARRA also authorized State Attorneys General to bring civil enforcement actions under HIPAA, and attorney generals are actively engaged in enforcement. These penalties could be in addition to other penalties assessed by a state for a breach which would be considered reportable under the state’s data breach notification laws.

On July 12, 2024, we reported to the HHS Office of Civil Rights (“OCR”) a HIPAA security incident involving approximately 10,482 individuals related to unusual activity on certain of our email accounts. After learning of the incident, we took immediate steps and promptly launched an investigation. We subsequently informed those affected individuals and took steps to mitigate the incident. OCR informed us on December 12, 2024, that it will not take any enforcement action and closed its investigation.

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

The Fraud Enforcement and Recovery Act of 2009 (“FERA”) amended the FCA with the intent of enhancing the powers of government enforcement authorities and whistleblowers to bring FCA cases. In particular, FERA clarifies that liability may be established not only for false claims submitted directly to the government, but also for claims submitted to government contractors and grantees. FERA also clarifies that liability exists for attempts to avoid repayment of overpayments, including improper retention of federal funds. FERA included revisions to FCA procedures, expanding the government’s ability to use its civil investigative demand process to investigate defendants, and permitting government complaints in intervention to relate back to the filing of the whistleblower’s original complaint. FERA has increased both the volume and liability exposure of FCA cases brought against healthcare providers.

In the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the “ACA”), Congress enacted requirements related to identifying and returning overpayments made under Medicare and Medicaid. Effective on December 9, 2024, CMS promulgated revised regulations regarding this so-called “60-day rule,” which requires providers to report and return Medicare and Medicaid overpayments within 60 days of identifying the same. A provider who retains identified overpayments beyond 60 days may be liable under the FCA. “Identification” occurs when a person “knowingly receives or retains an overpayment.” The regulations also established a six-year lookback period, meaning overpayments must be reported and returned if a person identifies the overpayment within six years of the date the overpayment was received. A provider must report and return overpayments even if the provider did not cause the overpayment.

In addition to the FCA, the federal government may use several criminal statutes to prosecute the submission of false or fraudulent claims for payment to the federal government. Further, many states have false claims laws similar to the FCA that impose liability for the types of acts prohibited by the FCA. As part of the Deficit Reduction Act of 2005 (the “DRA”), Congress provided states an incentive to adopt state false claims acts consistent with the federal FCA. Additionally, the DRA requires providers who receive $5 million or more annually from Medicaid to include information on federal and state false claims acts, whistleblower protections and the providers’ own policies on detecting and preventing fraud in their written employee policies.

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

HHS, DOJ, CMS or other federal and state enforcement and regulatory agencies may conduct investigations related to the Company’s businesses in the future. These audits and investigations could potentially cause delays in collections, recoupments, retroactive adjustment to amounts previously paid from governmental payers. We cannot predict the ultimate outcome of any regulatory and other governmental audits and investigations. While such audits and investigations are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The Company’s costs to respond to and defend any such audits, reviews and investigations could be significant and are likely to increase in the current enforcement environment.

FDA Regulation

The U.S. Food and Drug Administration (“FDA”) regulates medical device user facilities, which include home health and hospice providers. FDA regulations require user facilities to report patient deaths and serious injuries to the FDA and/or the manufacturer of a device used by the facility if the device may have caused or contributed to the death or serious injury of any patient. FDA regulations also require user facilities to maintain files related to adverse events and to establish and implement appropriate procedures to ensure compliance with the above reporting and recordkeeping requirements. User facilities are subject to FDA inspection, and noncompliance with applicable requirements may result in warning letters or sanctions including civil monetary penalties, injunction, product seizure, criminal fines and/or imprisonment.

The Improving Medicare Post-Acute Care Transformation Act

In October 2014, the Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”) was signed into law requiring the reporting of standardized patient assessment data for quality improvement, payment and discharge planning purposes across the spectrum of post-acute care providers (“PACs”), including skilled nursing facilities and home health agencies. The IMPACT Act required PACs to begin reporting standardized patient assessment data at admission and discharge for PACs, as well as certain resource use and quality measures such as functional status, medication reconciliation, incidence of major falls, and discharge preferences. If we fail to report such data when required, we could be subject to a 2.0% reduction in market basket prices then in effect.

Pre-Claim Review Demonstration for Home Health Services

On May 31, 2018, CMS issued a notice indicating its intention to launch a Medicare pre-claim review (“PCR”) demonstration project called the Review Choice Demonstration for Home Health Services (“RCD”), giving home health agencies in the demonstration states 3 options: PCR of all claims, post-payment review of all claims, or minimal post-payment review with a 25% payment reduction for all home health services. Under the PCR and post-payment review options, provider claims are reviewed for every episode of care until the appropriate claim approval rate (90% based on a minimum of 10 pre-claim requests or claims submitted) is reached. Further, once the appropriate claim approval rate is reached, a provider can elect to opt-out of claim reviews except for a spot check of 5% of its claims to ensure continued compliance. The demonstration initially applied to home health agency providers in Florida, Illinois, North Carolina, Ohio and Texas. The choice selection period began on January 15, 2020 and ended on February 13, 2020 for home health agencies located in Texas. After a pause due to the Public Health Emergency for the COVID-19 pandemic, CMS began full implementation of RCD on September 1, 2021 for Florida and North Carolina. On April 1, 2022, CMS implemented the 25% payment reduction in North Carolina and Florida where applicable for providers who selected minimal post-payment review. Beginning December 1, 2023, CMS expanded the implementation of RCD to home health agencies operating in Oklahoma. On May 17, 2024, CMS extended RCD for the demonstration states for an additional five years, as well as removing the option of a minimal review with 25% payment reduction. CMS has the ability to expand RCD to additional states upon evidence of fraud, waste, or abuse in those states. The expansion of RCD to additional states where we operate could adversely affect our business.

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

CMS ended the HHVBP demonstration on December 31, 2021, and, starting on January 1, 2023, an expanded HHVBP model became effective in all 50 states. Under this new model, CMS will use 2022 for all home health agencies that were certified prior to January 1, 2022 as the baseline year for performance, with 2023 as the first year for performance measurement. The first payment adjustment will begin January 1, 2025, based on 2023 performance data. Bonuses and penalties began in 2023 with the maximum of plus or minus 5% to a home health agency’s Medicare payments.

Home Health Payment Reform

CMS implemented, on January 1, 2020, an alternative case-mix adjustment methodology called the Home Health Patient-Driven Groupings Model (“PDGM”). The PDGM adjusted payments to home health agencies providing home health services under Medicare Fee-For-Service based on patient characteristics for 30-day periods of care and also eliminated the use of therapy visits in the determination of payments. While the changes were to be implemented in a budget neutral manner to the industry, the ultimate impact varied by provider based on factors including patient mix and admission source. On October 31, 2019, CMS assumed that home health agencies will change their documentation and coding practices by putting the highest paying diagnosis code as the principal diagnosis code in order to have a 30-day period be placed into a higher-paying clinical group. Notably, CMS is required by the law to analyze data for calendar years 2020-2026, retrospectively, to determine the impact of the difference between assumed and actual behavior changes and to make any such payment changes as are necessary to offset or supplement the adjustments based on anticipated behavior. Additionally, in an effort to eliminate fraud risks, CMS phased out requests for anticipated payments ("RAPs") for 2020 and fully eliminated RAPs for calendar year 2021. Since January 1, 2022, home health providers were required to submit a Notice of Admission (“NOA”) within five calendar days of the admission or face a reduction in payment.

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

The purpose of our compliance and ethics program is to promote and foster compliance with applicable legal and regulatory requirements, the requirements of the Medicare and Medicaid programs and other government healthcare programs, industry standards, our Code of Conduct, and our other policies and procedures that support and enhance overall compliance within our Company. Our compliance program focuses on laws and regulations related to the federal False Claims Act, the Stark Law, the federal Anti-Kickback Statute and their state counterparts, and overall adherence to healthcare laws and regulations pertaining to fraud, waste and abuse, privacy, billing, and collection.

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
•
providing new hire and annual training and education to all of our employees, officers, directors, contractors and other representatives and agents on our compliance program and potential compliance risks;
•
monthly verification that current and potential employees are not classified as an excluded individual who is prohibited from participation in any federal healthcare program, such as Medicare or Medicaid;
•
implementing an annual compliance work plan and performing and following up on various risk-based auditing and monitoring activities, including both clinical and non-clinical auditing and monitoring activities;
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

Human Capital

As of December 28, 2024, we employed approximately 3,500 full-time support staff personnel with the remainder of our 30,000 employees employed on a part-time, temporary, per-diem or full-time basis. All of our employees, with the exception of certain executives with employment agreements, work with us on an at-will basis and none are union members or subject to any collective bargaining agreements. Our employee engagement survey data, together with other key indicators that we monitor, demonstrate that we enjoy good relationships with our employees. Our human capital resources objectives center around employee engagement, fostering our culture, and leadership development. We maintain and grow our team utilizing proven practices and technologies that help us identify, hire, incentivize and retain our existing employees. We also employ an equity incentive plan to attract, retain, motivate, and reward certain employees and directors through the issuance of equity-based incentive compensation awards, provide for employee participation in our employee stock purchase plan on a discounted basis, as well as cash-based performance bonuses.

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

Our Diversity, Equity & Inclusion (“DEI”) Vision

Aveanna is a company with a truly diverse workforce, where all employees of various cultures and abilities are valued. Each employee has an equal opportunity for growth and success here at Aveanna, thereby increasing organizational capacity as we work together to achieve our mission of revolutionizing the way home care is delivered, one patient at a time. All while preserving and cultivating our culture of corporate and social responsibility, with our core value of inclusion present in all we do.

Our DEI Mission

Our DEI mission is to attract and sustain a diverse and inclusive workforce by recruiting, hiring, developing, retaining, and promoting high-performing individuals who collaborate with one another to achieve our vision as defined by our Core Values.

Our DEI Strategic Initiative

We understand that the most effective business strategies require vision and long-term commitment. The same is true of our long-term DEI Strategic Initiative. Our DEI Strategic Initiative recognizes and seeks to maximize the benefit of our clients, patients, employees, and other stakeholders who are of diverse backgrounds, cultures, socioeconomic levels, customs, abilities, and more.

Our DEI Strategic Initiative focuses on:

•
Developing sustainable diversity, equity and inclusion programs;
•
Developing and retaining high-performing diverse talent; and
•
Recruiting high-performing diverse talent.

Each of these goals are supported by strategies and action steps designed to bring awareness to unconscious bias and drive diversity and inclusion through an intersectional lens. We have successfully incorporated DEI initiatives into our policies and practices, education and training and leadership focus, including:

DEI Executive Committee. Our DEI Executive Committee is composed of diverse, cross-functional leaders, and members of our executive team, including our Vice President of Inclusion and Engagement. This team provides strategic oversight, support, guidance, sponsorship and thought-leadership in developing and deploying our DEI Strategic Initiative.

Annual Inclusion and Engagement Summit. We annually convene senior department leaders for critical discussions about our Inclusion and Engagement Strategic Initiative, accomplishment of goals, enterprise feedback and assessments, as well as focused discussions on activating the values of the organization.

Inclusion Ambassadors. This committee of ambassadors is composed of diverse members from our various business units who are passionate about helping us continue to develop a more inclusive workplace. The committee has been designed as a core group to propose ideas and develop programming to support a sense of belonging and community in collaboration with our DEI Executive Committee through our growing Aveanna Connection Groups and Aveanna Social Circles.

Enterprise-Wide Inclusion Training. We provide our employees with programming, education and training on diversity, inclusion, and belonging. This training focuses on intentional inclusion, intersectionality, and personal awareness to further support an inclusive, equitable workforce. Our goal for these training programs is to ensure all employees and stakeholders feel valued and supported.

Cultural Assessment/Employee Engagement Surveys. We utilize a robust cultural assessment (employee engagement) tool to track our progress in creating a more diverse, equitable and inclusive workplace over time and identify new opportunities in this space.

Aveanna Connection Groups. We have established numerous Connection Groups to foster an inclusive workplace and thereby increase employee engagement to cultivate a sense of connection and belonging. Aveanna fosters an inclusive workplace by offering these groups, designed to bring together individuals with shared identities or common interests. Our groups provide a supportive space to build relationships across our geographically dispersed organization, offering opportunities for networking, professional development, and community engagement. Employees can participate in initiatives focused on cultural awareness and mentorship, promoting a sense of belonging and enhancing overall workplace engagement. Participation is open to all employees, reflecting our commitment to diversity, equality, and inclusion.

Aveanna Social Circles. To further foster an inclusive and engaged workplace, we have four Social Circles focused on bringing employees together based on shared interests.

•
Page Turners
•
Wellness in Motion
•
Reel Talk
•
Tech Bytes

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

Third-party payers including Medicare, Medicaid and private health insurance payers provide substantially all funding for our home health and hospice services, and we cannot control reimbursement rates. During the past several years, third-party healthcare payers in the adult home care and hospice space, such as federal and state governments, insurance companies and employers, have undertaken cost containment initiatives. As part of the efforts, such payers increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk relating to paying for care provided, often in exchange for exclusive or preferred participation in their benefit plans. We expect efforts to impose greater discounts and more stringent cost controls by government and other third-party payers to continue, thereby reducing the payments we receive for our services. For example, the CMS Medicaid Integrity Program is increasing the scrutiny placed on Medicaid payments and could result in recoupments of alleged overpayments. CMS conducts similar audits on Medicare payments which may also result in recoupments of alleged overpayments. These payer audits are conducted by CMS contractors, many of whom are incentivized based upon the dollar value of said recoupments, such as Recovery Audit Contractor (“RAC”) and Supplemental Medical Review Contractor (“SMRC”) audits, as well as the Unified Program Integrity Contractors (“UPIC”) program and the Zone Program Integrity Contractor (“ZPIC”) program audits. While most audits are conducted on a post payment basis, including RAC, ZPIC, UPIC, and SMRC audits, CMS also performs Targeted Probe and Educate (“TPE”) audits on all home health and hospice providers to help reduce provider billing errors and educate providers on appropriate billing practices. These audits occasionally result in recoupment of Medicare reimbursement. Similarly, private third-party payers may be successful in negotiating reduced reimbursement schedules for our services. Fixed fee schedules, capitation payment arrangements, exclusion from participation in or inability to reach agreements with private insurance organizations or government funded programs, reduction or elimination of payments or an increase in the payments at a rate that is less than the increase in our costs, or other factors affecting payments for healthcare services over which we have no control could have a material adverse effect on our business, prospects, results of operations and financial condition. Further, we cannot assure you that our services will be considered cost-effective by third-party payers, that reimbursement will continue to be available, or that changes to third-party payer reimbursement policies will not have a material adverse effect on our ability to sell our services on a profitable basis, if at all.

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

Changes to Medicare and Medicaid rates or methods governing Medicare and Medicaid payments for our services could materially adversely affect our business.

We derive substantial revenue from Medicare for our adult home health and hospice services and Medicaid for our pediatric service offerings, including Private Duty Nursing. Reductions in Medicare and Medicaid rates or changes in the way Medicare and Medicaid pay for services could cause our revenue for these services to decline, perhaps materially. Reductions in Medicare and Medicaid reimbursement could be caused by many factors, including:

•
administrative or legislative changes to the base rates under the applicable prospective payment systems;
•
the reduction or elimination of annual rate increases;
•
the imposition or increase by Medicare or Medicaid of mechanisms shifting more responsibility for a portion of payment to beneficiaries, such as co-payments;
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

Also, beginning on April 1, 2013, Medicare reimbursement was cut an additional 2% through sequestration as mandated by the Budget Control Act of 2011 and American Taxpayer Relief Act of 2011. The Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “CARES Act”), the Consolidated Appropriations Act of 2021, and the Act to Prevent Across-the-Board Direct Spending Cuts suspended the 2% sequestration mandated by the Budget Control Act of 2011 and the American Relief Act of 2011 through December 31, 2021. In December 2021, Congress extended the suspension of the automatic 2% reduction through March 2022 and reduced the sequestration adjustment to 1% beginning on April 1, 2022 through June 30, 2022, with the full 2% reduction for sequestration resuming on July 1, 2022. Further, Medicare routinely reclassifies home health resource groups. As a result of those reclassifications, we could receive lower reimbursement rates depending on the case mix of the patients we service. If our cost of providing services increases by more than the annual Medicare price adjustment, or if these reclassifications result in lower reimbursement rates, our results of operations, net income and cash flows could be adversely impacted.

Additionally, CMS changed the Home Health Prospective Payment System ("HHPPS") case-mix adjustment methodology through the use of a new PDGM for home health payments. This change was implemented on January 1, 2020, and also includes a change in the unit of payment from a 60-day payment period to a 30-day payment period and eliminates the use of therapy visits in the determination of payments. While the changes are intended to be implemented in a budget-neutral manner to the industry, the ultimate impact will vary by provider based on factors including patient mix and admission source. Additionally, in arriving at the calculation of a rate that is budget-neutral, CMS has made numerous assumptions about behavioral changes. The application of these assumptions could negatively impact our rates of reimbursement and have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

In June 2019, CMS implemented the Review Choice Demonstration ("RCD") for home health providers who submit claims to Palmetto GBA Medicare Administrative Contractor, specifically home health providers in Illinois, Ohio, Texas, North Carolina, and Florida. On September 1, 2021, CMS mandated participation for North Carolina and Florida providers. The Demonstration Project runs in six-month cycles until May 31, 2029, and is intended to reduce the number of Medicare appeals, and improve provider compliance with Medicare program requirements. Upon initiation of RCD, HHAs had three initial choices; pre-claim review of 100% of claims; post-payment review; or minimal post-payment review with a 25% payment reduction. HHAs must have met a 90% target full provisional affirmation rate based on a minimum 10 requests/claims submitted to have successfully completed Cycle 1. For those HHAs who met the target affirmation rate and demonstrated compliance with certain Medicare rules, an additional review option of 5% Spot Check Review was available to choose for subsequent cycles. Our home health business in the states of Florida and North Carolina are subject to the requirements of the RCD. If we do not comply with the requirements of the RCD, we are at risk for significant advance payment or post-payment reviews and our reimbursement from the Medicare program could be delayed or reduced, thereby adversely impacting our results of operations, net income and cash flows. Additionally, states participating in the RCD are excluded from certain other CMS Audits referenced above.

The Consolidated Appropriations Act passed by Congress at the end of 2022 (also referred to as the “Omnibus Budget Bill”) contained several provisions that could impact our business. As to budget enforcement rules previously enacted by Congress, Section 1001 of the Omnibus Budget Bill waives Statutory Pay-As-You-Go (S-PAYGO) for two years through December 31, 2024. The S-PAYGO 4% mandatory sequestration of Medicare benefit payments that previously would have become effective on January 1, 2023 has now become effective January 1, 2025. Additionally, Section 4163 of the Omnibus Budget Bill extended the current Budget Control Act (BCA) mandatory sequestration of 2% of Medicare benefits through the first six (6) months of 2023 and revised the sequestration percentages for fiscal years 2030 through 2032 to 2%.

While we will make every effort to mitigate the impact of reduction adjustments in 2025, we cannot assure you that implementation and application of any other reduction adjustment beginning on January 1, 2025 will not have a material adverse effect on our business.

The implementation of alternative payment models and the transition of Medicaid and Medicare beneficiaries to managed care organizations may limit our market share and could adversely affect our revenues.

The healthcare industry in general is facing uncertainty associated with the efforts to identify and implement alternative delivery payment models and workable coordinated care. Many government and commercial payers are transitioning providers to alternative payment models that are designed to promote cost-efficiency, quality and coordination of care. For example, an accountable care organization (“ACO”) incentivizes hospitals, physician groups, and other providers to organize and coordinate patient care while reducing unnecessary costs. Conceptually, ACOs receive a portion of any savings generated above a certain threshold from care coordination as long as benchmarks for the quality of care are maintained. Providers are then paid based on the overall value and quality (as determined by outcomes) of the services they provide to a patient rather than the number of services they provide. Pursuant to the ACA, CMS has established several separate ACO programs, the largest of which is the Medicare Shared Savings Program (“MSSP”). CMS established the MSSP to facilitate coordination and cooperation among providers to improve the quality of care for Medicare fee-for-service beneficiaries and to reduce costs. Eligible providers, hospitals and suppliers may participate in the MSSP by creating, participating in or contracting with an ACO. The ACO rules adopted by CMS are extremely complex and remain subject to further refinement by CMS. According to CMS, 480 MSSP ACOs served over 13 million patients as of January 1, 2024. Beginning on January 1, 2023, CMS transitioned to the Accountable Care Organization Realizing Equity, Access and Community Health (“REACH”) Model, requiring ACO participants to meet several provisions on promoting health equity, including the creation of a health equity plan. If we are not included in these programs, or if ACOs establish programs that overlap with our services, we are at risk for losing market share, including a loss of our current business. Other alternative payment models may be presented by the government and commercial payers to control costs that subject our company to financial risk. Broad-based implementation of a new delivery payment model would represent a significant transformation for us and the healthcare industry generally. The development of new delivery and payment systems will almost certainly take significant time and expense. We cannot predict at this time what effect alternative payment models may have on our company.

We may be similarly impacted by increased enrollment of Medicare and Medicaid beneficiaries in managed care plans, shifting away from traditional fee-for-service models. Under a managed Medicare plan, also known as Medicare Advantage, the federal government contracts with private health insurers to provide Medicare benefits and the insurers may choose to offer supplemental benefits. Approximately 54% of all Medicare beneficiaries were enrolled in a Medicare Advantage plan in 2024, a figure that continues to grow. Enrollment in managed Medicaid plans is also growing, as states are increasingly relying on managed care organizations to deliver Medicaid program services as a strategy to control costs and manage resources. We cannot assure you that we will be successful in our efforts to be included in managed plan networks, that we will be able to secure favorable contracts with all or some of the managed care organizations, that our reimbursement under these programs will remain at current levels, that the authorizations for services will remain at current levels or that our profitability will remain at levels consistent with past performance. We may also face increased competition for managed care contracts as a result of state regulation and limitations. In addition, operational processes may not be well-defined as a state transitions Medicaid recipients to managed care. For example, membership, new referrals and the related authorization for services to be provided may be delayed, which may result in delays in service delivery to consumers or in payment for services rendered. Difficulties with operational processes associated with new managed care contracts may negatively affect our revenue growth rates, cash flow and profitability for services provided.

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

The industry trend toward value-based purchasing may impact our financial results negatively.

There is a trend in the healthcare industry toward value-based compensation of healthcare services among both government and commercial payers. Generally, value-based purchasing programs emphasize quality of outcome and efficiency of care provided, rather than quantity of care provided. For example, certain commercial and Managed Medicaid payers in our PDN business provide us with enhanced rates and incentive payments for exceeding certain quality standards. Failure to exceed these criteria may reduce the total reimbursement we are eligible to receive under certain contracts with these payers.

In the future, CMS may establish new, potentially mandatory, value-based purchasing programs that could affect healthcare providers. Other initiatives aimed at improving quality and cost of care may include alternative payment models, such as ACOs and bundled payment arrangements. The CMS Innovation Center is aiming to have all fee-for-service Medicare beneficiaries and most Medicaid beneficiaries in a care relationship with accountability for quality and total cost of care by 2030. Several state-sponsored payers are shifting toward value-based reimbursement arrangements as well.

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. It is unclear whether alternative models will successfully coordinate care and reduce costs or whether they will decrease overall reimbursement. We believe we are adapting our business strategies to compete in a value-based reimbursement environment; however, we are unable at this time to predict how this trend will affect our business and results of operations. If quality of care is at a level below the expected outcomes or we fail to satisfy quality data reporting requirements, we may receive reduced reimbursement amounts and potentially owe repayments to payors, impacting our financial position, results of operations, and cash flows negatively.

Delays in collection or non-collection of our patient accounts receivable, or recoupment of payments previously received, particularly during the business integration process, or during system transitions, or in connection with complying with Electronic Visit Verification ("EVV") data collection and submission requirements, could adversely affect our business, financial position, results of operations and liquidity.

Prompt billing and collection are important factors in our liquidity and our business is characterized by delays from the time we provide services to the time we receive payment for these services. We bill numerous and varied payers, such as Medicare, Medicaid and private insurance payers. These different payers typically have different billing requirements that must be satisfied prior to receiving payment for services rendered. Reimbursement is typically conditioned on our documenting medical necessity and correctly applying diagnosis codes. Incorrect or incomplete documentation and billing information could result in non-payment for services rendered. Billing and collection of our patient accounts receivable with Medicare and Medicaid are further subject to the complex regulations that govern Medicare and Medicaid reimbursement, and to rules imposed by nongovernment payers. For example, recent efforts have focused on improved coordination of regulation across the various types of Medicaid programs through which personal care services are offered. The 21st Century Cures Act, as amended, mandated that states implement EVV, a technology that collects and verifies data that home services are rendered, such as when the visit begins and ends. In several states, providers are now required to obtain state licenses or registrations and must comply with laws and regulations governing standards of practice. Providers must dedicate substantial resources to ensure continuing compliance with all applicable regulations and significant expenditures may be necessary to offer new services or to expand into new markets. The failure to comply with regulatory requirements could lead to the termination of rights to participate in federal and state-sponsored programs, repayment of payments previously received, and the suspension or revocation of licenses. We believe new licensing requirements and regulations, including EVV, the increasing focus on improving health outcomes, the rising cost and complexity of operations, technology and pressure on reimbursement rates due to constrained government resources may discourage new providers and may encourage industry consolidation. Further, states that fail to meet federally imposed EVV deadlines could potentially lose, without an application for a good cause extension, an escalating amount of their funding. Each state has different timelines and methodologies, including the data aggregators and processors used by each state, for implementing respective EVV process requirements. In order to comply with current and future state and federal regulations around EVV use, we utilize several different vendors. In states with an “open” model, the payer is able to choose its preferred EVV vendor. In states mandating the EVV vendor, a “closed” system, we utilize whichever vendor the state has mandated. In both cases, we have built interfaces between the EVV vendor and our clinical scheduling, documentation, and billing systems utilized in the respective branch and corporate locations. To the extent that our EVV vendors fail to support these processes, our internal operations could be negatively affected. To the extent that states fail to properly implement EVV, or that we fail to comply with new EVV data collection and submission requirements, our internal operations could be negatively affected. Our inability to collect and submit the data required by EVV regulations could negatively impact our ability to retain previously received payments or could subject us to future payment delays, which could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

Threats to our information technology systems and data security can take a variety of forms. Hackers may develop and deploy viruses, worms and other malicious software programs that attack our networks and data centers or those of our service providers. Additionally, unauthorized parties may attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our employees or contractors, direct social engineering, phishing, credential stuffing, ransomware, denial or degradation of service attacks and similar types of attacks against any or all of us, our patients and our service providers. Other threats include inadvertent security breaches or theft, misuse, unauthorized access or other improper actions by our employees, patients, service providers and other business partners. Cybersecurity attacks and other security-related incidents are increasing in frequency and evolving in nature. Such attacks also may be further enhanced in frequency or effectiveness through threat actors’ use of artificial intelligence.

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

We may be required to expend significant capital and other resources to protect against the threat of cybersecurity attacks and security breaches or to alleviate problems caused by breaches, including unauthorized access to patient data and personally identifiable information stored in our information systems, the introduction of computer viruses or other malicious software programs to our systems, cybersecurity attacks, email phishing schemes, network disruption, denial of service attacks, malware and ransomware. A cybersecurity attack or other incident that bypasses our, our patients’ or third-party service providers’ information system’s security, or the information system’s security of vendors or counterparties to our patients’ or third-party service providers, could cause a security breach that may lead to a material disruption to our information systems infrastructure or business and may involve a significant loss of business or patient health information and other confidential, sensitive or personal information. If a cybersecurity attack or other unauthorized attempt to access our systems or facilities, or those of our patients or third-party service providers, directly or indirectly, were to be successful, it could result in the theft, destruction, loss, misappropriation or release of confidential, sensitive or personal information or intellectual property, and could cause operational or business delays that may materially impact our ability to provide various healthcare services. Any successful cybersecurity attack or other unauthorized attempt to access our systems or facilities, or those of our patients or third-party service providers, also could result in negative publicity which could damage our reputation or brand with our patients, referral sources, payers or other third parties and could subject us to substantial sanctions, fines and damages and other additional civil and criminal penalties under HIPAA and other federal and state privacy laws, in addition to litigation with those affected.

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

The use of technology based on artificial intelligence presents risks relating to confidentiality, creation of inaccurate and flawed outputs and emerging regulatory risk, any or all of which may adversely affect our business and results of operations.

As with many technological innovations, artificial intelligence (“AI") presents promise but also risks and challenges that could adversely affect our business. Sensitive, proprietary, or confidential information of the Company, our patients, employees and business partners could be leaked, disclosed, or revealed as a result of or in connection with the use of generative AI technologies by our employees or vendors. Any such information input into a third-party generative AI or machine learning platform could be revealed to others, including if information is used to train the third party's generative AI or machine learning models. Additionally, where a generative AI or machine learning model ingests personal information and makes connections using such data, those technologies may reveal other sensitive, proprietary, or confidential information generated by the model. Moreover, generative AI or machine learning models may create incomplete, inaccurate, or otherwise flawed outputs, which may appear correct. Due to these issues, employees or vendors who use these models could make flawed decisions that could result in adverse consequences to us, including exposure to reputational and competitive harm, customer loss, and legal liability. We are currently in the process of developing an AI Use Policy to protect both employees and the Company via restrictions and safeguards on entering Company data or information into a generative system, as well as disclaimers and limitations about relying on outputs from such systems.

In addition, uncertainty in the legal and regulatory regime relating to AI may require significant resources to modify and maintain both business practices and vendor contracts to comply with applicable law, the nature of which cannot be determined at this time. Several jurisdictions have already proposed or enacted laws governing AI and may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. These obligations may prevent or limit our ability to use systems that have integrated AI features, lead to regulatory fines or penalties, or require us to change our business practices. If we cannot use systems that have deployed AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Any of these factors could adversely affect our business, financial condition, and results of operations.

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

Changes in payment methodologies by third-party payers could have a material adverse effect on our financial position, results of operations and cash flow. On November 7, 2024, CMS released its final rule for fiscal year 2025 (the “2025 HH Rule”). With respect to Medicare reimbursement rates, the 2025 HH Rule implements a home health payment increase of 0.5%. This reflects a market basket increase of 3.2% and an outlier payment increase of 0.4% offset by a productivity adjustment of -0.5% and a PDGM behavioral assumption adjustment of -1.8%. Any future significant changes in CMS reimbursement methodology, or future decreases in reimbursement rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are unable to provide consistently high quality of care, our business and consolidated financial condition, results of operations, and cash flows will be adversely impacted.

Providing quality patient care is fundamental to our business. We believe that hospitals, physicians and other referral sources refer patients to us in large part because of our reputation for delivering quality care. Clinical quality is becoming increasingly important within our industry. Effective October 2012, Medicare imposed a financial penalty upon hospitals that have excessive rates of patient readmissions within 30 days from hospital discharge. We believe this regulation provides a competitive advantage to home health providers who can differentiate themselves based upon quality, particularly by achieving low patient acute care hospitalization readmission rates and by implementing disease management programs designed to be responsive to the needs of patients served by referring hospitals. We are focused intently upon improving our patient outcomes, particularly our patient acute care hospitalization readmission rates. If we should fail to attain our goals regarding acute care hospitalization readmission rates and other quality metrics, we expect our ability to generate referrals would be adversely impacted, which could have a material adverse effect upon our business and consolidated financial condition, results of operations and cash flows. Additionally, Medicare has established consumer-facing websites, Home Health Compare and Hospice Compare, that present data regarding our performance on certain quality measures compared to state and national averages. If we should fail to achieve or exceed these averages, it may affect our ability to generate referrals, which could have a material adverse effect upon our business and consolidated financial condition, results of operations, and cash flows.

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

Additionally, CMS initiated the Value Based Purchasing Demonstration ("VBP") for nine states, including Arizona, Florida, Iowa, Massachusetts, Maryland, Nebraska, North Carolina, Tennessee, and Washington in 2016 for the purpose of using Medicare data to provide greater transparency on quality in order to deliver care based on value over volume. Data is pulled from OASIS, Medicare claims data and patient satisfaction scores. The Demonstration Project ended in December 2022 and effective January 1, 2023, CMS expanded VBP nationally to all providers. HHA performance in 2025 will determine payments in 2027.

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

Our business, financial condition and results of operations may be materially adversely affected by national public health emergencies, such as a pandemic or other infectious disease outbreak.

The extent to which a public health emergency, such as a pandemic or other infectious disease outbreak, could impact our business and operating results in the future depends on future developments that are highly uncertain and cannot be accurately predicted. The impacts of any future public health emergencies on our results of operations may include: decreased demand for our services; lower volumes of our services provided, including due to lack of availability of caregivers in the workforce; interruptions in the provision of our services, including due to the interruption of the operations of our referral sources; increased costs of services in order to attract and retain qualified caregivers; increased costs necessary to comply with federal, state and local mandates and other regulations associated with any public health emergency; and a reduction in our liquidity position, which may limit our ability to service our indebtedness and our future ability to incur additional indebtedness or financing. All of these possibilities could in the future have a material and adverse impact on our business, results of operations and financial condition.

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

If the demand for home health and/or hospice services continues to exceed the supply of available and qualified personnel, we and our competitors may be forced to offer higher compensation and other benefits to attract and retain them. Since the COVID-19 pandemic in 2020, we experienced increased caregiver recruitment and retention costs, including hiring and retention incentives, as well as higher base compensation rates as we passed reimbursement rate increases from our payers through to our caregivers. While the impacts of the COVID-19 pandemic on us began to subside in the second quarter of fiscal year 2022, the labor markets remained challenging as a result of both shortages in workforce and inflationary wage pressures, which have constrained our ability to recruit and retain caregivers to meet patient demand. For example, recruitment of qualified caregivers in our private duty services businesses is highly competitive. The majority of our HHH and PDN caregivers are licensed practical nurses (“LPN”) and we compete for this labor pool both with competitors in our private duty services industry as well as other healthcare organizations outside our industry, including hospitals. Hospitals and other healthcare providers have expanded LPN utilization in their labor pools. Even if we were to offer higher compensation and other benefits, there can be no assurance that these individuals will choose to join or continue to work for us. In addition, if we expand our operations into geographic areas where healthcare providers historically have been unionized, or if any of our employees become unionized, being subject to a collective bargaining agreement may have a negative impact on our ability to timely and successfully recruit qualified personnel and may increase our operating costs. We currently have no union employees, so an increase in labor union activity could have a significant impact on our labor costs. Furthermore, the competitive market for this labor force has created turnover as many seek to take advantage of the supply of available positions, each offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the turnover rates may cause added pressure on our operating results. If our labor costs continue to increase, we may not experience reimbursement rate or pricing increases to offset these additional costs. Our ability to pass along increased labor costs is limited, which could significantly affect our business and consolidated financial condition, results of operations, and cash flows.

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

We have a substantial amount of indebtedness. As of December 28, 2024, we had $1,474 million principal amount outstanding under our Senior Secured Credit Facilities (as defined below) as well as our Securitization Facility (as defined below) with approximately $138.0 million borrowing capacity under our Revolving Credit Facility (as defined below) as well as our Securitization Facility (as defined below).

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

Our variable rate debt instruments are primarily indexed to the secured overnight financing rate (“SOFR”) and have a SOFR floor of 50 basis points. Our outstanding variable rate indebtedness at December 28, 2024 was $1,474 million. While we have interest caps and interest rate swap agreements currently in place that protect us from exposure to increases in SOFR above 2.96%, to the extent we incur variable rate debt in excess of aggregate notional amount of such instruments or are unable to obtain similar coverage following expiration of such instruments, we may be unable to mitigate our interest rate risk. Beginning in early 2022, in response to significant and prolonged increases in inflation, the U.S. Federal Reserve Board raised interest rates eleven times during 2022 and 2023, which has increased the borrowing costs on our variable rate debt. The Federal Reserve Board then paused rate increases in the fourth quarter of 2023 following the deceleration of inflationary growth. During that same period the European Central Bank and the Bank of England similarly raised interest rates and implemented fiscal policy interventions responsive to high levels of inflation and recession fears. The Federal Reserve Board cut interest rates in September 2024 and December 2024, and it may seek to further reduce interest rates,increase interest rates or maintain current interest rates. The timing, number and amount of any future interest rate changes are uncertain, and there can be no assurance that rates will continue to decrease at a rate currently predicted or at all, which would in turn negatively impact our borrowing costs. Any future additional federal fund rate increases could make our financing activities, including those related to our acquisition activity, more costly and limit our ability to refinance existing debt when it matures or pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. If interest rates increase, our debt service obligations on our variable rate indebtedness would likewise increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease, which could have a material adverse effect on our overall financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness”.

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

Changes in federal laws or regulations may materially adversely impact future acquisitions. For example, the Social Security Act provides the Secretary of HHS with the authority to impose temporary moratoria on the enrollment of new Medicare providers if deemed necessary to combat fraud, waste or abuse under government programs. While there are no active Medicare moratoria, there can be no assurance that CMS will not adopt a moratorium on new providers in the future. Additionally, in 2010, CMS implemented and amended a regulation known as the “36 Month Rule” that is applicable to home health agency acquisitions. Subject to certain exceptions, the 36 Month Rule prohibits buyers of certain home health agencies – those that either enrolled in Medicare or underwent a change in majority ownership fewer than 36 months prior to the acquisition – from assuming the Medicare billing privileges of the acquired branch locations. In 2023, CMS extended the 36 Month Rule to apply to hospices. The 36 Month Rule may restrict bona fide transactions and potentially block new investments in home health agencies. These changes in federal laws and regulations, and similar future changes, may further increase competition for acquisition targets and could have a material adverse effect on any acquisition strategy.

We are exposed to various risks related to legal proceedings, claims and governmental inquiries that could adversely affect our operating results. The nature of our business exposes us to various liability claims, which may exceed the level of our insurance coverage, meaning that our insurance may not fully protect us.

We are a party to lawsuits, claims and governmental inquiries in the normal course of our business. See Note 13 – Commitments and Contingencies to the audited consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K (the "Consolidated Financial Statements").

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

Our balance sheet includes a significant amount of goodwill and intangible assets. Goodwill and intangible assets, net, together accounted for approximately 69% of total assets on our balance sheet as of December 28, 2024. The impairment of a significant portion of these assets would negatively affect our financial condition or results of operations. We regularly evaluate whether events and circumstances have occurred indicating that any portion of our intangible assets and goodwill may not be recoverable. When factors indicate that intangible assets and goodwill should be evaluated for possible impairment, we may be required to reduce the carrying value of these assets. During fiscal year 2023, we performed an interim impairment assessment as of September 30, 2023. We identified that the carrying value of the HHH reporting unit exceeded its estimated fair value. As such, we determined that the goodwill associated with the reporting unit was impaired and recorded an impairment charge, net of tax effect, of approximately $105.1 million to reduce goodwill associated with the reporting unit. No additional impairment was taken during our annual impairment assessment during the fourth quarter of fiscal year 2023, and no impairment expense was recognized during our annual impairment assessment during fiscal year 2024. We cannot currently estimate the timing and amount of any future reductions in carrying value.

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

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) and interest expense carryovers to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 28, 2024, we had $0.3 million of U.S. federal net operating loss carryforwards and $366.4 million of state and local net operating loss carryforwards. In addition, as of December 28, 2024, we had an interest expense carryover of $343.3 million for federal purposes and in some states. Our ability to utilize NOLs and our interest expense carryovers may be currently subject to limitations due to prior ownership changes. In addition, future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs or interest expense carryovers arising prior to such ownership change in the future. There is also a risk that due to statutory or regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have recorded a full valuation allowance against the deferred tax assets attributable to our federal and certain state NOLs and interest carryovers.

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

For hospice, the ACA required state Medicaid benefits for children to include hospice care with disease-modifying treatment. In addition, the ACA mandates the creation of a hospice quality reporting program, ensuring public reporting of hospice quality data. Hospices failing to submit quality data will incur a 2% reduction in hospice reimbursements for the following year. The ACA also requires a reduction in the market basket index, which beginning in 2013 is reduced by a productivity adjustment that fluctuates every year and an addition adjustment of 0.3%, reducing the Medicare hospice payment. These reductions in the market basket index came to an end in fiscal year 2021. For fiscal year 2025, CMS increased the hospice market basket rate by 3.4% and implemented a productivity adjustment of -0.5% resulting in a net hospice increase for fiscal year 2025 of 2.9%. For patients enrolled in hospice for more than six months, the ACA mandates a face-to-face visit with a physician or nurse practitioner to confirm continued need for hospice enrollment. Potential efforts in the U.S. Congress to repeal, amend, modify, or retract funding for various aspects of the ACA create additional uncertainty about the ultimate impact of the ACA on us and the healthcare industry.

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

Federal and state governments continue to pursue intensive enforcement policies resulting in a significant number of investigations, inspections, audits, citations of regulatory deficiencies, and other regulatory sanctions including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bans on Medicare and Medicaid payments for new admissions, and civil monetary penalties or criminal penalties. We see the possibility of audits under the CMS RAC program, the CMS TPE program, the UPIC program and other federal and state audits evaluating the medical necessity of services to further intensify the regulatory environment surrounding the healthcare industry as third-party firms engaged by CMS and others conduct extensive reviews of claims data and medical and other records to identify improper payments to healthcare providers under the Medicare and Medicaid programs. If we fail to comply with the extensive laws, regulations and prohibitions applicable to our businesses, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties, or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to investigations, audits or other enforcement actions related to these laws, regulations or prohibitions. Failure of our staff to satisfy applicable licensure requirements, or of our home health and hospice operations to satisfy applicable licensure and certification requirements could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

Many states have enacted CON or POA laws that require prior state approval to offer new or expanded healthcare services or open new healthcare facilities or expand services at existing facilities. In such states, expansion by existing providers or entry into the market by new providers is permitted only where a given amount of unmet need exists, resulting either from population increases or a reduction in competing providers. These states ration the entry of new providers or services and the expansion of existing providers or services in their markets through a CON, POA, or other approval process, which is periodically evaluated and updated as required by applicable state law. The process is intended to promote comprehensive healthcare planning, assist in providing high-quality healthcare at the lowest possible cost and avoid unnecessary duplication by ensuring that only those healthcare facilities, services and operations that are needed will be built and opened. We operate home health centers and/or hospice services in the following CON states: Alabama, Georgia, North Carolina, South Carolina, Tennessee and Washington. In every state where required, our home health offices, hospice centers and branch locations possess a license and/or CON issued by the state health authority that determines the local service areas for the home health office, hospice office or branch location.

In general, the process for opening a home health office, branch location or hospice begins by a provider submitting an application for licensure and certification to the state and federal regulatory bodies, and the completion of both an initial licensure and certification survey, which is followed by a testing period of transmitting data from the applicant to CMS. Once this process is complete, the provider receives a provider agreement and corresponding number and can begin billing for services that it provides unless a CON is required. For those states that require a CON or POA, the provider must also complete a separate application process before billing can commence and receive required approvals for capital expenditures exceeding amounts above prescribed thresholds. Our costs of obtaining such approval could be significant, and we cannot assure you that we will be able to obtain the CONs, POAs, or other required approvals in the future. Our failure or inability to obtain a required CON, POA, license or any other necessary approvals could adversely affect our ability to expand into new markets and to expand our services and facilities in existing markets. Furthermore, if a license, CON, POA, or other prior approval upon which we relied to invest in a healthcare center or other facility were to be revoked or lost through an appeal process, we may not be able to recover the value of our investment.

CMS and state Medicaid agencies may, for a period of time, impose a moratorium against additional Medicaid enrollment for a particular type of service, upon a determination that a moratorium is necessary to prevent fraud, waste or abuse, or to limit an over-abundance of a type of Medicaid provider within a state. For example, on July 31, 2013, CMS implemented a six-month moratorium on new Medicare (and Medicaid) home health agencies in Miami-Dade County, Florida, and Cook County, Illinois. The moratorium on enrollment of additional home health agencies in the Medicare (and Medicaid programs) was a way to combat fraud, waste and abuse, while assuring patient access to care. Over the years, CMS has repeatedly renewed and extended the moratorium to the entire states of Florida, Illinois, Michigan and Texas.

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

In addition, we, like other healthcare providers, are subject to ongoing investigations by the OIG, DOJ, State Attorneys General, and other government agencies into the billing of services provided to Medicare and Medicaid patients, including whether such services were properly documented and billed, whether services provided were medically necessary, and general compliance with conditions of participation in the Medicare and Medicaid programs. Private pay sources such as third-party insurance and managed care entities also often reserve the right to conduct audits. Our costs to respond to and defend any such reviews, audits and investigations are significant and are likely to increase in the current enforcement environment. These audits and investigations may require us to refund or retroactively adjust amounts that have been paid under the relevant government program or from other payers. Further, an adverse review, audit or investigation could result in other adverse consequences, particularly if the underlying conduct is found to be pervasive or systemic. These consequences include: (1) state or federal agencies imposing significant fines, penalties and other sanctions on us; (2) loss of our right to participate in the Medicare or Medicaid programs or one or more third-party payer networks; (3) indemnity claims asserted by patients and others for which we provide services; and (4) damage to our reputation in various markets, which could adversely affect our ability to attract patients and employees. If they were to occur, these consequences could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

If we are found to have violated HIPAA or any other applicable privacy and security laws and regulations, as well as contractual obligations, we could be subject to sanctions, fines, damages and other additional civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial position, results of operation and liquidity.

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

The management of PHI is subject to several regulations at the federal level, including HIPAA. The HIPAA privacy and security regulations protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend, and seek accounting of their own health information, and limiting most uses and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. HIPAA also authorized State Attorneys General to bring civil actions for HIPAA violations. It permits the HHS to conduct audits of HIPAA compliance and impose significant civil monetary penalties even if we did not know or reasonably could not have known about the violation. The HIPAA privacy and security regulations are extended to business associates and their subcontractors that handle protected health information and imposed new requirements on HIPAA business associate contracts. The HIPAA reporting obligation supplements state laws that also may require notification in the event of a breach of personal information. If we are found to have violated the HIPAA privacy or security regulations or other federal or state laws protecting the confidentiality of patient health or personal information, we could be subject to sanctions, fines, damages and other additional civil or criminal penalties, including litigation with those affected, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial position, results of operations and liquidity.

The federal government is also promoting the efficient exchange of electronic health information to improve health care. The 21st Century Cures Act prohibits information blocking by health care providers and certain other entities. Information blocking is defined as engaging in activities that are likely to interfere with, prevent or materially discourage access, exchange or use of electronic health information, subject to limited exceptions. Initiatives related to health care technology and interoperability may require changes to our operations, impose new and complex obligations on us, affect our relationships with other providers, vendors and other third parties and require investments in infrastructure, and we may be subject to penalties for failure to comply with these initiatives.

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

At the state and local level, there is increased focus on regulating the collection, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive and personal information. In recent years, we have seen significant changes to data privacy regulations across the U.S., including the enactment of the California Consumer Privacy Act ("CCPA"), which went into effect on January 1, 2020. The CCPA creates new consumer rights, and corresponding obligations on covered businesses, relating to the access to, deletion of and sharing of personal information collected by covered businesses, including a consumer’s right to opt out of certain sales of the consumer's personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. It remains unclear how various provisions of the CCPA will be interpreted and enforced. Additionally, the California Privacy Rights Act (the “CPRA”) significantly modified the CCPA, including by expanding consumers’

rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.

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

Risks Related to Ownership of Our Common Stock

You may be diluted by future issuances of additional shares of common stock in connection with our incentive plans, acquisitions or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.

We have approximately 800 million shares of authorized but unissued common stock. Our Second Amended and Restated Certificate of Incorporation (the “Amended Charter”) authorizes us to issue shares of our common stock and preferred stock for consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. Issuance of common stock or preferred stock would reduce your influence over matters on which our shareholders vote, and, in the case of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock, if any. Shares of our common stock reserved for future issuance under our 2021 Stock Incentive Plan and 2021 Employee Stock Purchase Plan (together, the “Incentive Plans”) will become eligible for sale in the public market once those shares are issued, subject to provisions relating to vesting requirements, and in some cases limitations in connection with our Amended and Restated Registration Rights Agreement or our Amended and Restated Stockholders Agreement. We have filed registration statements on Form S-8 under the Securities Act to register shares of our common stock issuable pursuant to the Incentive Plans. In the future, we may also issue securities in connection with acquisitions. The number of shares of our common stock issued in connection with an acquisition could constitute a material portion of our then-outstanding shares of common stock. Any issuance of additional securities in connection with acquisitions may result in additional dilution to our stockholders and may have an adverse effect on the market price of shares of our common stock. We have a currently effective shelf registration statement on Form S-3 on file with the SEC (File No. 333-281982), which allows us to offer and sell, from time to time, up to $400.0 million of any combination of common stock, debt securities, warrants, rights and units. If we offer and sell any shares of common stock under the Form S-3, it would dilute the percentage ownership held by existing holders of our common stock.

We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.

Our Amended Charter authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, preferences, limitations and relative rights, including preferences over our common stock with respect to dividends and distributions, as our Board of Directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain all available funds and any future earnings to fund the growth of our business; therefore, we do not anticipate paying any cash dividends in the foreseeable future. As a result of our current dividend policy, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it. Any future determination to declare and pay cash dividends, if any, will be entirely at the discretion of our Board of Directors and will depend upon then-existing conditions, including our earnings, capital requirements, results of operations, financial condition, business prospects and any other factors that our Board of Directors considers relevant. Our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization or agreements of our subsidiaries, including agreements governing our current and future indebtedness.

We take advantage of certain “controlled company” exemptions to the corporate governance rules for publicly listed companies, which could make our common stock less attractive to some investors or otherwise harm our stock price.

Because we qualify as a “controlled company” under the corporate governance rules for publicly listed companies, we are not required to have a majority of our Board of Directors be independent under the applicable rules of Nasdaq, nor are we required to have a compensation committee or a corporate governance and nominating committee comprised entirely of independent directors. Our Board of Directors is permitted to not be composed of a majority of independent directors. We currently rely on the exemption to the requirement that our director nominations be made, or recommended to our full Board of Directors, by our independent directors or by a nominations committee that consists entirely of independent directors. Should the interests of Bain Capital L.P. or J.H. Whitney Capital Partners (collectively, our “Sponsors”) or their respective affiliates (the “Sponsor Affiliates”), who, as of December 28, 2024, collectively own 70.4% of our outstanding common stock, differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for publicly listed companies. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

Our Sponsors can significantly influence our business and affairs and may have conflicts of interest with us in the future.

The Sponsor Affiliates collectively own approximately 70.4% of our common stock as of December 28, 2024. Our Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One or both of our Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as our Sponsors, or funds controlled by or associated with our Sponsors, continue to own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, our Sponsors will continue to be able to strongly influence us. Our Amended Charter provides that none of our Sponsors or any of their affiliates will have any duty to refrain from (i) engaging in a corporate opportunity in the same or similar lines of business in which we or our affiliates now engage or propose to engage or (ii) otherwise competing with us or our affiliates.

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

Board of Directors Oversight

The Audit Committee of the Board of Directors is tasked with providing oversight related to cybersecurity topics. At least quarterly, the Audit Committee receives a report of any cybersecurity incidents and other key monitoring metrics from a representative of the Cybersecurity Steering Committee. For each incident, the Audit Committee is briefed on the nature of the incident, points of vulnerability, scope of the incident, and the Company's response. The Audit Committee will then communicate cyber-related issues with the Board as needed. Our Board monitors our existing cybersecurity program and related policies, including, among other things, the Board’s role within our cybersecurity risk management infrastructure.

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

Item 3. Legal Proceedings.

The information in response to this Item is included in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements, which information is incorporated by reference in this Item 3 of Part 1 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Securities Market Information

Our common stock is listed on the Nasdaq under the symbol “AVAH”.

Holders of Record

As of March 7, 2025, there were 39 stockholders of record for our common stock. We believe we have approximately 9,000 beneficial holders of our common stock.

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

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52-week or 53-week fiscal year. Our “fiscal year 2024” refers to the 52-week fiscal year ended on December 28, 2024. Our “fiscal year 2023” refers to the 52-week fiscal year ended on December 30, 2023. Our “fiscal year 2022” refers to the 52-week fiscal year ended on December 31, 2022.

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

The following table summarizes the revenues generated by each of our segments for the fiscal years ended December 28, 2024 and December 30, 2023:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the fiscal year ended December 28, 2024	$2,024,506	$1,634,609	$217,805	$172,092
Percentage of consolidated revenue		81%	11%	8%
For the fiscal year ended December 30, 2023	$1,895,209	$1,518,811	$218,628	$157,770
Percentage of consolidated revenue		80%	12%	8%

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
•
Non-clinical care, including programs such as support services and personal care services.

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

Our home health services involve the provision of in-home services to our patients by our clinicians, who may include nurses, therapists, social workers and home health aides. Our caregivers work with our patients’ physicians to deliver a personalized plan of care to our patients in their homes. Home healthcare can help our patients recover after a hospitalization or surgery and assist patients in managing chronic illnesses. We also help our patients manage their medications. Through our care, we help our patients recover more fully in the comfort of their own homes, while remaining as independent as possible. Our home health services include: in-home skilled nursing services; physical, occupational and speech therapy; medical social services and aide services.

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

MS Segment

Through our Medical Solutions segment, we offer a comprehensive line of enteral nutrition supplies and other products to adults and children, delivered on a periodic or as-needed basis. We provide our patients with access to a large selection of enteral formulas, supplies and pumps in our industry, with more than 300 nutritional formulas available. Our registered nurses, registered dietitians and customer service technicians support our patients 24 hours per day, 365 days per year, in-hospital, at-home, or remotely to help ensure that our patients have the best nutrition assessments, change order reviews and formula selection expertise.

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

Home Health Episodic Mix

Home health episodic mix is calculated by dividing the total home health episodic admissions by the home health total admissions. Management monitors home health episodic mix as a simplified metric representing our home health admissions by reimbursement structure, which allows us to better understand the payer mix of our home health business.

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

Results of Operations

Fiscal Year Ended December 28, 2024 Compared to the Fiscal Year Ended December 30, 2023

The following table summarizes our consolidated results of operations for the fiscal years indicated:

	For the fiscal years ended
(dollars in thousands)	December 28, 2024	% of Revenue	December 30, 2023	% of Revenue	Change	% Change
Revenue	$2,024,506	100.0%	$1,895,209	100.0%	$129,297	6.8%
Cost of revenue, excluding depreciation and amortization	1,388,964	68.6%	1,299,777	68.6%	89,187	6.9%
Gross margin	$635,542	31.4%	$595,432	31.4%	$40,110	6.7%
Branch and regional administrative expenses	352,814	17.4%	360,978	19.0%	(8,164)	-2.3%
Corporate expenses	125,402	6.2%	113,034	6.0%	12,368	10.9%
Goodwill impairment	-	0.0%	105,136	5.5%	(105,136)	-100.0%
Depreciation and amortization	10,778	0.5%	13,778	0.7%	(3,000)	-21.8%
Acquisition-related costs	1,490	0.1%	466	0.0%	1,024	219.7%
Other operating expense (income)	5,271	0.3%	(6,032)	-0.3%	11,303	-187.4%
Operating income	$139,787	6.9%	$8,072	0.4%	$131,715	NM
Interest expense, net	(156,104)		(152,919)		(3,185)	2.1%
Other income	21,389		5,851		15,538	265.6%
Income tax (expense) benefit	(16,001)		4,472		(20,473)	-457.8%
Net loss	$(10,929)		$(134,524)		$123,595	-91.9%

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the fiscal years indicated:

	For the fiscal years ended
(dollars in thousands)	December 28, 2024	December 30, 2023	Change	% Change
Revenue	$2,024,506	$1,895,209	$129,297	6.8%
Cost of revenue, excluding depreciation and amortization	1,388,964	1,299,777	89,187	6.9%
Gross margin	$635,542	$595,432	$40,110	6.7%
Gross margin percentage	31.4%	31.4%
Branch and regional administrative expenses	352,814	360,978	(8,164)	-2.3%
Field contribution	$282,728	$234,454	$48,274	20.6%
Field contribution margin	14.0%	12.4%
Corporate expenses	$125,402	$113,034	$12,368	10.9%
As a percentage of revenue	6.2%	6.0%
Operating income	$139,787	$8,072	$131,715	NM
As a percentage of revenue	6.9%	0.4%

The following tables summarize our key performance measures by segment for the fiscal years indicated:

	PDS
	For the fiscal years ended
(dollars and hours in thousands)	December 28, 2024	December 30, 2023	Change	% Change
Revenue	$1,634,609	$1,518,811	$115,798	7.6%
Cost of revenue, excluding depreciation and amortization	1,190,148	1,095,091	95,057	8.7%
Gross margin	$444,461	$423,720	$20,741	4.9%
Gross margin percentage	27.2%	27.9%		-0.7%	(4)
Hours	41,562	39,818	1,744	4.4%
Revenue rate	$39.33	$38.14	$1.19	3.2%	(1)
Cost of revenue rate	$28.64	$27.50	$1.14	4.3%	(2)
Spread rate	$10.69	$10.64	$0.05	0.5%	(3)

	HHH
	For the fiscal years ended
(dollars and admissions/episodes in thousands)	December 28, 2024	December 30, 2023	Change	% Change
Revenue	$217,805	$218,628	$(823)	-0.4%
Cost of revenue, excluding depreciation and amortization	101,310	113,762	(12,452)	-10.9%
Gross margin	$116,495	$104,866	$11,629	11.1%
Gross margin percentage	53.5%	48.0%		5.5%	(4)
Home health total admissions (5)	36.9	40.1	(3.2)	-8.0%
Home health episodic admissions (6)	28.0	28.6	(0.6)	-2.1%
Home health total episodes (7)	46.2	45.5	0.7	1.5%
Home health episodic mix (8)	75.9%	71.3%		4.6%
Home health revenue per completed episode (9)	$3,099	$3,032	$67	2.2%

	MS
	For the fiscal years ended
(dollars and UPS in thousands)	December 28, 2024	December 30, 2023	Change	% Change
Revenue	$172,092	$157,770	$14,322	9.1%
Cost of revenue, excluding depreciation and amortization	97,506	90,924	6,582	7.2%
Gross margin	$74,586	$66,846	$7,740	11.6%
Gross margin percentage	43.3%	42.4%		0.9%	(4)
Unique patients served (“UPS”)	367	348	19	5.5%
Revenue rate	$468.92	$453.36	$15.56	3.6%	(1)
Cost of revenue rate	$265.68	$261.28	$4.40	1.7%	(2)
Spread rate	$203.24	$192.08	$11.16	6.1%	(3)

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
8.
Represents the ratio of home health episodic admissions to home health total admissions.
9.
Represents Medicare revenue per completed episode.

The following discussion of our results of operations should be read in conjunction with the foregoing tables summarizing our consolidated results of operations and key performance measures, as well as the Consolidated Financial Statements.

Summary Operating Results

Operating Income

Operating income was $139.8 million, or 6.9% of revenue, for the fiscal year ended December 28, 2024, as compared to an operating income of $8.1 million, or 0.4% of revenue, for the fiscal year ended December 30, 2023, an increase of $131.7 million.

The change in operating income for fiscal year 2024 primarily resulted from the $105.1 million in non-cash impairment charges recorded during fiscal year 2023, and a $48.3 million, or 20.6%, increase in Field contribution as compared to fiscal year 2023. The $48.3 million increase in Field contribution resulted from a $129.3 million, or 6.8%, increase in consolidated revenue and a 1.6% improvement in Field contribution margin to 14.0% for fiscal year 2024 from 12.4% for fiscal year 2023. The primary drivers of our higher Field contribution margin over the comparable fiscal year period was a 1.6% decrease in branch and regional administrative expense as a percentage of revenue to 17.4% for fiscal year 2024 from 19.0% for fiscal year 2023.

Net Loss

The $123.6 million decrease in net loss over the comparable fiscal year periods, was primarily driven by the following:

•
the previously discussed $131.7 million increase in operating income; and
•
an aggregate $15.7 million decrease in valuation losses on interest rate derivatives and increase in net settlements received from interest rate derivative counterparties over the comparable periods; offset by
•
a $20.5 million increase in income tax expense; and
•
a $3.2 million increase in interest expense, net of interest income.

Revenue

Revenue was $2,024.5 million for the fiscal year ended December 28, 2024 as compared to $1,895.2 million for the fiscal year ended December 30, 2023, an increase of $129.3 million, or 6.8%. This increase resulted from the following segment activity:

•
a $115.8 million, or 7.6% increase in PDS revenue;
•
a $0.8 million, or 0.4%, decrease in HHH revenue; and
•
a $14.3 million, or 9.1%, increase in MS revenue.

Our PDS segment revenue growth of $115.8 million, or 7.6%, for the fiscal year ended December 28, 2024 was attributable to an increase in volume of 4.4% and an increase in revenue rate of 3.2%. The increase in PDS volume on a year over year basis was attributable to growth in demand for non-clinical services.

The 3.2% increase in PDS revenue rate for the fiscal year ended December 28, 2024, as compared to the fiscal year ended December 30, 2023, resulted primarily from reimbursement rate increases issued by various state Medicaid programs and managed Medicaid payers and increases in value-based payments, offset by increases in implicit price concessions.

Our HHH segment revenue decline of $0.8 million, or 0.4%, for the fiscal year ended December 28, 2024 resulted primarily from a decline in non-episodic volumes over the comparable fiscal year period. While home health total admissions declined 8.0% over the comparable period, total segment revenue declined by a lower rate primarily due to the 4.6% improvement in home health episodic mix.

Our MS segment revenue growth of $14.3 million, or 9.1%, for the fiscal year ended December 28, 2024, as compared to the fiscal year ended December 30, 2023, was attributable to 5.5% volume growth combined with an increase in revenue rate of 3.6% over the comparable period.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $1,389.0 million for the fiscal year ended December 28, 2024, as compared to $1,299.8 million for the fiscal year ended December 30, 2023, an increase of $89.2 million, or 6.9%. This increase resulted from the following segment activity:

•
a $95.1 million, or 8.7%, increase in PDS cost of revenue;
•
a $12.5 million, or 10.9%, decrease in HHH cost of revenue; and

•
a $6.6 million, or 7.2%, increase in MS cost of revenue.

The 8.7% increase in PDS cost of revenue for the fiscal year ended December 28, 2024 resulted from the previously described 4.4% increase in PDS volume for the fiscal year ended December 28, 2024 and a 4.3% increase in PDS cost of revenue rate. The 4.3% increase in cost of revenue rate primarily resulted from higher caregiver labor costs, including pass-through of reimbursement rate increases.

The 10.9% decrease in HHH cost of revenue for the fiscal year ended December 28, 2024 was driven by a decline in HHH non-episodic volumes and improvements in HHH caregiver utilization.

The 7.2% increase in MS cost of revenue for the fiscal year ended December 28, 2024 was driven by the previously described 5.5% growth in MS volumes during fiscal year 2024 and a 1.7% increase in cost of revenue rate.

Gross Margin and Gross Margin Percentage

Gross margin was $635.5 million, or 31.4% of revenue, for the fiscal year ended December 28, 2024, as compared to $595.4 million, or 31.4% of revenue, for the fiscal year ended December 30, 2023. Gross margin increased $40.1 million, or 6.7%, year over year. Gross margin percentage was unchanged for the fiscal year ended December 28, 2024 compared to the fiscal year ended December 30, 2023. The increase in gross margin resulted from the combined changes in our revenue rates and cost of revenue rates in our PDS and MS segments, which we refer to as the change in our spread rate, and the change in gross margin percentage in our HHH segment, as follows:

•
a 0.5% increase in PDS spread rate from $10.64 to $10.69, driven by the 3.2% increase in PDS revenue rate, net of the 4.3% increase in PDS cost of revenue rate;
•
a 6.1% increase in MS spread rate from $192.08 to $203.24, driven by the 3.6% increase in MS revenue rate, net of the 1.7% increase in MS cost of revenue rate; and
•
our HHH segment, in which gross margin percentage increased by 5.5%.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $352.8 million, or 17.4% of revenue, for the fiscal year ended December 28, 2024, as compared to $361.0 million, or 19.0% of revenue, for the fiscal year ended December 30, 2023, a decrease of $8.2 million, or 2.3%.

The 2.3% decrease in branch and regional administrative expenses was for the fiscal year ended December 28, 2024, as compared to the fiscal year ended December 30, 2023, was primarily due to the positive effects of restructuring portions of our branch and regional operating structure, which resulted in the overall 1.6% decrease in branch and regional administrative expenses as a percentage of revenue over the comparable period.

Field Contribution and Field Contribution Margin

Field contribution was $282.7 million, or 14.0% of revenue, for the fiscal year ended December 28, 2024 as compared to $234.5 million, or 12.4% of revenue, for the fiscal year ended December 30, 2023, an increase of $48.3 million, or 20.6%. The 1.6% increase in Field contribution margin for the fiscal year ended December 28, 2024 is primarily driven by the 1.6% decrease in branch and regional administrative expenses as a percentage of revenue for the fiscal year ended December 28, 2024, as compared to the fiscal year ended December 30, 2023.

Field Contribution and Field Contribution Margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the fiscal years ended December 28, 2024 and December 30, 2023 were as follows:

	For the fiscal years ended
	December 28, 2024		December 30, 2023
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$2,024,506		$1,895,209
Corporate expense components:
Compensation and benefits	$69,014	3.4%	$60,280	3.2%
Non-cash share-based compensation	12,530	0.6%	9,310	0.5%
Professional services	21,655	1.1%	20,236	1.1%
Rent and facilities expense	12,651	0.6%	12,340	0.7%
Office and administrative	1,807	0.1%	1,592	0.1%
Other	7,745	0.4%	9,276	0.5%
Total corporate expenses	$125,402	6.2%	$113,034	6.0%

Corporate expenses were $125.4 million, or 6.2% of revenue, for the fiscal year ended December 28, 2024, as compared to $113.0 million, or 6.0% of revenue, for the fiscal year ended December 30, 2023. The $12.4 million or 10.9% increase in year over year corporate expenses resulted primarily from higher compensation and benefits and higher non-cash share-based compensation costs.

Goodwill Impairment

During the fiscal year ended December 30, 2023, we recorded an impairment charge of $105.1 million as a result of challenges in the labor markets which resulted in anticipated volume not being actualized to forecasted levels in the reporting unit within our HHH segment. Due to such labor market factors, we performed an interim impairment assessment as of September 30, 2023 and determined that the carrying value of the reporting unit within our HHH segment exceeded its fair value. There was no goodwill impairment recorded for the fiscal year ended December 28, 2024.

Depreciation and Amortization

Depreciation and amortization was $10.8 million for the fiscal year ended December 28, 2024, compared to $13.8 million for the fiscal year ended December 30, 2023, a decrease of $3.0 million, or 21.8%. The $3.0 million decrease primarily resulted from improved capital asset management.

Other Operating Expense (Income)

Other operating expense was $5.3 million for the fiscal year ended December 28, 2024, compared to other operating income of $6.0 million. The $11.3 million decrease in other operating income primarily resulted from impairment of a certain facility lease asset recorded in the 2024 fiscal year, and both a favorable $5.1 million non-cash gain on the acquisition of a business license and other net assets and a $3.6 million acquisition related legal settlement, recorded in the fiscal year ended December 30, 2023.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $156.1 million for the fiscal year ended December 28, 2024, compared to $152.9 million for the fiscal year ended December 30, 2023, an increase of $3.2 million, or 2.1%. Interest expense increased primarily due to increased borrowing under our Securitization Facility and a higher U.S. federal funds rate during the fiscal year ended December 28, 2024. See further analysis under Liquidity and Capital Resources below.

Other Income

Other income was $21.4 million for the fiscal year ended December 28, 2024, compared to other income of $5.9 million for the fiscal year ended December 30, 2023, an increase of $15.5 million. We realized a $13.1 million decrease in non-cash valuation losses associated with interest rate derivatives in fiscal year 2024 resulting from changes in market expectations of future interest rates in the comparable periods, as well as a $2.7 million improvement in net settlements with interest rate derivative counterparties as interest rates increased compared to the prior year period due to higher market interest rates. Details of other income included the following:

	For the fiscal years ended
(dollars in thousands)	December 28, 2024	December 30, 2023
Valuation loss to state interest rate derivatives at fair value	$(15,197)	$(28,273)
Net settlements received from interest rate derivative counterparties	36,546	33,883
Other	40	241
Total other income	$21,389	$5,851

Income Taxes

We incurred income tax expense of $16.0 million for the fiscal year ended December 28, 2024, as compared to income tax benefit of $4.5 million for the fiscal year ended December 30, 2023, a net 457.8% increase in income tax expense. This increase in tax expense was primarily driven by the increases to uncertain tax positions, as well as changes in federal and state valuation allowances, and federal and state current tax expense.

Non-GAAP Financial Measures

In addition to our results of operations prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which we have discussed above, we also evaluate our financial performance using EBITDA, Adjusted EBITDA, Field contribution and Field contribution margin.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP financial measures and are not intended to replace financial performance measures determined in accordance with U.S. GAAP, such as net loss. Rather, we present EBITDA and Adjusted EBITDA as supplemental measures of our performance. We define EBITDA as net loss before interest expense, net; income tax expense or benefit; and depreciation and amortization. We define Adjusted EBITDA as EBITDA, adjusted for the impact of certain other items that are either non-recurring, infrequent, non-cash, unusual, or items deemed by management to not be indicative of the performance of our core operations, including impairments of goodwill, intangible assets, and other long-lived assets; non-cash, share-based compensation; loss on extinguishment of debt; fees related to debt modifications; the effect of interest rate derivatives; acquisition-related and integration costs; legal costs and settlements associated with acquisition matters; restructuring costs; other legal matters; other system transition costs, professional fees; and other costs including gains and losses on acquisitions and dispositions of certain businesses. As non-GAAP financial measures, our computations of EBITDA and Adjusted EBITDA may vary from similarly termed non-GAAP financial measures used by other companies, making comparisons with other companies on the basis of this measure impracticable.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods indicated:

	For the fiscal years ended
(dollars in thousands)	December 28, 2024	December 30, 2023
Net loss	$(10,929)	$(134,524)
Interest expense, net	156,104	152,919
Income tax expense (benefit)	16,001	(4,472)
Depreciation and amortization	10,778	13,778
EBITDA	171,954	27,701
Goodwill, intangible and other long-lived asset impairment	5,264	107,945
Non-cash share-based compensation	17,465	13,158
Interest rate derivatives (1)	(21,351)	(5,612)
Acquisition-related costs (2)	1,490	466
Integration costs (3)	1,211	2,310
Legal costs and settlements associated with acquisition matters (4)	1,626	(4,749)
Restructuring (5)	5,405	8,051
Other legal matters (6)	1,353	(4,904)
Other system transition costs, professional fees and other (7)	(839)	(5,176)
Total adjustments (8)	$11,624	$111,489
Adjusted EBITDA	$183,578	$139,190

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
3.
Represents (i) costs associated with our Integration Management Office, which focuses on our integration efforts and transformational projects such as systems conversions and implementations, material cost reduction and restructuring projects, among other things, of $1.0 million and $1.5 million for the fiscal years ended December 28, 2024 and December 30, 2023, respectively; and (ii) transitionary costs incurred to integrate acquired companies into our field and corporate operations of $0.2 million and $0.8 million for the fiscal years ended December 28, 2024 and December 30, 2023, respectively. Transitionary costs incurred to integrate acquired companies include IT consulting costs and related integration support costs; salary, severance and retention costs associated with duplicative acquired company personnel until such personnel are exited from the Company; accounting, legal and consulting costs; expenses and impairments related to the closure and consolidation of overlapping markets of acquired companies, including lease termination and relocation costs; costs associated with terminating legacy acquired company contracts and systems; and one-time costs associated with rebranding our acquired companies and locations to the Aveanna brand.
4.
Represents legal and forensic costs, as well as settlements associated with resolving legal matters arising during or as a result of our acquisition-related activities. This primarily includes (i) costs of $1.1 million and $0.3 million for the fiscal years ended December 28, 2024 and December 30, 2023, respectively, to comply with the U.S. Department of Justice, Antitrust Division’s grand jury subpoena related to nurse wages and hiring activities in certain of our markets, in connection with a terminated transaction and (ii) release of reserve of ($3.6) million during the fiscal year ended December 30, 2023, related to the settlement of a legal matter resulting from a 2020 acquisition.
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
6.
Represents activity related to accrued legal settlements, related costs, and expenses associated with certain judgments and arbitration awards rendered against the Company where certain insurance coverage is in dispute.
7.
Represents (i) costs associated with the implementation of, and transition to, new electronic medical record systems and billing and collection systems, duplicative system costs while such transformational projects are in-process, and other system transition costs of $1.3 million for the fiscal year ended December 30, 2023; (ii) a ($5.1) million non-cash gain on the acquisition of a business in the fiscal year ended December 30, 2023; and (iii) certain other costs or (income) that are either non-cash or non-core to the Company’s ongoing operations of ($0.8) million and ($1.4) million for the fiscal years ended December 28, 2024 and December 30, 2023, respectively.

8.
The table below reflects the increase or decrease, and aggregate impact, to the line items included on our consolidated statements of operations based upon the adjustments used in arriving at Adjusted EBITDA from EBITDA for the periods indicated:

	Impact to Adjusted EBITDA
	For the fiscal years ended
(dollars in thousands)	December 28, 2024	December 30, 2023
Cost of revenue, excluding depreciation and amortization	$738	$(4,424)
Branch and regional administrative expenses	7,071	6,796
Corporate expenses	18,443	15,388
Goodwill impairment	-	105,136
Acquisition-related costs	1,490	466
Other operating expense (income)	2,189	(8,882)
Other income	(18,307)	(2,991)
Total adjustments	$11,624	$111,489

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

The following table reconciles gross margin to Field contribution and Field contribution margin for the periods indicated:

	For the fiscal years ended
(dollars in thousands)	December 28, 2024	December 30, 2023
Gross margin	$635,542	$595,432
Gross margin percentage	31.4%	31.4%
Branch and regional administrative expenses	352,814	360,978
Field contribution	$282,728	$234,454
Field contribution margin	14.0%	12.4%
Revenue	$2,024,506	$1,895,209

Liquidity and Capital Resources

Overview

Our principal sources of cash have historically been from operating activities. Our principal source of liquidity, in addition to cash provided by operating activities, has historically been from proceeds from our credit facilities and issuances of common stock.

Our principal uses of cash and liquidity have historically been for acquisitions, interest and principal payments under our credit facilities, payments under our interest rate derivatives, and financing of working capital. Payment of interest and related fees under our credit facilities is currently the most significant use of our operating cash flow. Our goal is to use cashflow provided by operations primarily as a source of cash to supplement the purchase price for acquisitions and reduce our net leverage.

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

For additional information with respect to the foregoing litigation matters, please see "Litigation and Other Current Liabilities" set forth in Note 13 to the Consolidated Financial Statements.

At December 28, 2024 we had $84.3 million in cash on hand, $37.9 million available to us under our Securitization Facility and $138.0 million of borrowing capacity under the Revolving Credit Facility (as defined below). Available borrowing capacity under the Revolving Credit Facility is subject to a maintenance leverage covenant that becomes effective if more than 30% of the total commitment is utilized, subject to a $15.0 million carve-out for letters of credit. We believe that our operating cash flows, available cash on hand, and availability under our Securitization Facility and Revolving Credit Facility will be sufficient to meet our cash requirements for at least the next twelve months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments and future results of operations. We cannot assure you that cash provided by operating activities or cash and cash equivalents on hand will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.

Cash Flow Activity

The following table sets forth a summary of our cash flows from operating, investing, and financing activities for the fiscal year presented:

	For the fiscal years ended
(dollars in thousands)	December 28, 2024	December 30, 2023
Net cash provided by operating activities	$32,637	$22,672
Net cash used in investing activities	$(6,319)	$(8,794)
Net cash provided by financing activities	$14,028	$10,847

Operating Activities

The primary sources or uses of our operating cash flow are operating income or operating losses, net of any goodwill impairments that we record as well as any other significant non-cash items such as depreciation, amortization and share-based compensation, less cash paid for interest. The timing of collections of accounts receivable and the payment of accounts payable, other accrued liabilities and accrued payroll can also impact and cause fluctuations in our operating cash flow. Cash flow provided by operating activities increased by $10.0 million for fiscal year 2024 compared to fiscal year 2023, primarily due to:

•
improvement in operating income in fiscal year 2024, primarily as a result of the $105.1 goodwill impairment in fiscal year 2023, as compared to no goodwill impairment in fiscal year 2024, net of significant non-cash items such as depreciation and amortization, share-based compensation, and gain on acquisition; partially offset by
•
the comparable use of cash associated with operating assets and liabilities over the comparable periods, primarily associated with the timing of collections of accounts receivable, the prior year benefit of deferring one month of interest under our term loans, which we typically pay on a monthly basis, and the prior year benefit of a one-time deferral of cash payments under employee medical plans as we transitioned to a self-insured plan.

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

	December 30, 2023	March 30, 2024	June 29, 2024	September 28, 2024	December 28, 2024
Days Sales Outstanding	44.9	45.8	47.8	48.1	46.4

Investing Activities

Net cash used in investing activities was $6.3 million for the fiscal year ended December 28, 2024, as compared to $8.8 million for the fiscal year ended December 30, 2023. The $2.5 million decrease in cash used in the fiscal year ended December 28, 2024 was primarily related to the purchase of certain certificates of need in fiscal year 2023.

Financing Activities

Net cash provided by financing activities increased by $3.2 million, from $10.8 million for the fiscal year ended December 30, 2023 to $14.0 million for the fiscal year ended December 28, 2024. The $14.0 million net cash provided in fiscal year 2024 was primarily related to the following items:

•
$15.5 million in net proceeds from settlements with interest rate swap counterparties;
•
$13.8 million in net proceeds drawn under our Securitization Facility; net of
•
$15.8 million of principal payments on term loans and notes payable.

The $10.8 million net cash provided in fiscal year 2023 was primarily related to the following items:

•
$15.6 million in net proceeds from settlements with interest rate swap counterparties;
•
$15.0 million in net proceeds drawn under our Securitization Facility; net of
•
$19.0 million of principal payments on term loans and notes payable.

Indebtedness

We typically incur term loan indebtedness to finance our acquisitions, and we borrow under our Securitization Facility and Revolving Credit Facility from time to time for working capital purposes, as well as to finance acquisitions, as needed. The following table presents our current and long-term obligations under our credit facilities as of December 28, 2024 and December 30, 2023, as well as related interest expense for fiscal years 2024 and 2023, respectively:

	Current and Long-term			Interest Expense
(dollars in thousands)	Obligations			For the fiscal years ended
Instrument	December 28, 2024	December 30, 2023	Interest Rate	December 28, 2024	December 30, 2023
2021 Extended Term Loan (1)	$890,550	$899,750	S + 3.75%	$82,151	$81,867
Term Loan - Second Lien Term Loan (1)	415,000	415,000	S + 7.00%	51,881	51,232
Revolving Credit Facility (1)	-	-	S + 3.75%	820	879
Securitization Facility (2)	168,750	155,000	S + 3.15%	14,701	12,485
Amortization of debt issuance costs	-	-		5,460	5,179
Other	-	-		1,589	1,604
Total Indebtedness	$1,474,300	$1,469,750		$156,602	$153,246
Weighted Average Interest Rate (3)	9.2%	10.1%

1.
Variable rate debt instrument which accrues interest at a rate equal to SOFR (subject to a minimum of 0.50%), plus a credit spread adjustment ("CSA"), plus an applicable margin.
2.
Variable rate debt instrument that accrues interest at a rate equal to SOFR, plus a CSA, plus an applicable margin.
3.
Represents the weighted average annualized interest rate based upon the outstanding balances at December 28, 2024 and December 30, 2023, respectively, and the applicable interest rates at that date.

We were in compliance with all financial covenants and restrictions related to existing credit facilities at December 28, 2024 and December 30, 2023.

On September 30, 2024, the we amended the terms of our revolving credit facility (the "Revolving Credit Facility") under the First Lien Credit Agreement (as defined in Note 6 - Long-Term Obligations to the Consolidated Financial Statements) to extend the Revolving Credit Facility’s maturity date from April 29, 2026 to the earlier of (i) April 15, 2028 and (ii) May 1, 2026 if by such date the Securitization Facility has not been renewed or replaced or paid-off, in each case, in full, with a maturity date that is April 15, 2028, or later. Additionally, such amendment immediately reduced the maximum borrowing availability under the Revolving Credit Facility from $200.0 million to $170.3 million through April 29, 2026, and then further reduces availability to $148.9 million from April 29, 2026 through the amended maturity date.

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

We performed an interim impairment test during the third quarter of fiscal year 2023 primarily as a result of continued challenges in the labor markets which resulted in anticipated volume not being actualized to forecasted levels in the reporting unit within our HHH segment. While many of our reporting units have a carrying value that is consistent with its fair value due to impairment in five of our six reporting units recorded during the fourth quarter of 2022, our interim impairment test determined that the carrying value of the reporting unit within our HHH segment exceeded its respective fair value and we accordingly recorded an aggregate goodwill impairment charge of $105.1 million during the three-month period ended September 30, 2023. During our annual goodwill impairment tests for both fiscal year 2023 and 2024, which occurred on the first day of the fourth quarter of each fiscal year, we did not identify any reporting units in which the related carrying value exceeded the estimated fair value.

We can provide no assurance that our goodwill will not become subject to impairment in any future period.

Insurance Reserves

As is typical in the healthcare industry, we are subject to claims that our services have resulted in patient injury or other adverse effects.

The Company maintains primary commercial insurance coverage on a claims made basis for professional malpractice claims with a $2.0 million per claim deductible, a $2.0 million aggregate buffer retention, and $5.0 million per claim and annual aggregate limits as of October 1, 2024. The Company maintains excess insurance coverage for professional malpractice claims. In addition, the Company maintains workers’ compensation insurance with a $0.5 million per claim deductible and statutory limits. Our insurance reserves include estimates of the ultimate costs, including third-party legal defense costs for claims that have been reported but not paid and claims that have been incurred but not reported at the balance sheet dates. Although substantially all reported claims are paid directly by our commercial insurance carriers (less any applicable deductibles and/or self-insured retentions), we are ultimately responsible for payment of these claims in the event our insurance carriers become insolvent or otherwise do not honor the contractual obligations under the malpractice policies. We are required under U.S. GAAP to recognize these estimated liabilities in our consolidated financial statements on a gross basis, with a corresponding receivable from the insurance carriers reflecting the contractual indemnity provided by the carriers under the related malpractice policies.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aveanna Healthcare Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aveanna Healthcare Holdings Inc. and subsidiaries (the Company) as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 28, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 28, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 13, 2025 expressed an unqualified opinion thereon.

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

Estimated Contractual Adjustments and Implicit Price Concessions
Description of the Matter

As of December 28, 2024, estimated contractual adjustments and implicit price concessions of $90.6 million was recorded as a reduction to patient accounts receivable balances to arrive at the estimated collectible revenue and patient accounts receivable. As discussed in Note 3 to the consolidated financial statements, the Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payers and by implicit price concessions which are estimated based on historical collection experience. Auditing management’s estimates of estimated contractual adjustments and implicit price concessions was extensive due to the significant data inputs utilized in the analysis and the required judgments in the underlying assumptions used to estimate the related reserve amounts. The Company’s methodology utilizes analyses of historical cash collection experience as well as an assessment of various factors, including updated regulations and contract negotiations with payors, as applicable.

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

Goodwill Impairment
Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company performs its annual goodwill impairment test on the first day of the fourth quarter of each fiscal year or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test compares the fair value of the reporting unit (calculated using a combination of both income and market approaches) to its carrying value

Auditing management’s goodwill impairment tests for certain reporting units was complex and judgmental due to the significant estimation required to determine the fair value of each reporting unit. In particular, the fair value estimates were sensitive to significant assumptions used in the income approach, such as revenue growth rates, projected earnings before interest, taxes, depreciation, and amortization (EBITDA) margins and discount rates, among others, which are affected by expectations about economic conditions, changes to business models and changes in operating performance.

How We Addressed the Matter in Our Audit

To test the estimated fair value of the reporting units, we performed audit procedures that included, among others, assessing valuation methodologies and testing the significant assumptions discussed above and the completeness and accuracy of underlying data used by the Company in its analysis. We involved our valuation specialists to assist in reviewing the valuation methodologies, testing the discount rates, and assessing the reasonableness of the Company’s revenue growth rates and projected EBITDA margins by comparing those assumptions to results of select publicly traded companies. We further assessed the reasonableness of the Company’s revenue growth rates and projected EBITDA margins by comparing those assumptions to recent historical performance and current economic and industry trends. We recalculated each reporting unit’s fair value based on management’s significant assumptions and tested the Company’s reconciliation of all the reporting units’ fair values to the Company’s market capitalization.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Atlanta, GA

March 13, 2025

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
	As of
	December 28, 2024	December 30, 2023

ASSETS
Current assets:
Cash and cash equivalents	$84,288	$43,942
Patient accounts receivable	265,193	236,558
Receivables under insured programs	12,465	9,250
Prepaid expenses	17,477	15,684
Other current assets	13,247	9,452
Total current assets	392,670	314,886
Property and equipment, net	17,373	20,548
Operating lease right of use assets	41,278	49,499
Goodwill	1,054,552	1,054,552
Intangible assets, net	89,566	94,010
Receivables under insured programs	22,425	21,315
Other long-term assets	45,530	58,175
Total assets	$1,663,394	$1,612,985

LIABILITIES, DEFERRED RESTRICTED STOCK UNITS, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and other accrued liabilities	$36,435	$30,130
Accrued payroll and employee benefits	87,672	67,160
Current portion of insurance reserves - insured programs	12,465	9,250
Current portion of insurance reserves	18,444	20,918
Securitization obligations	168,750	155,000
Current portion of long-term obligations	9,200	9,200
Current portion of operating lease liabilities	15,498	14,881
Other current liabilities	53,703	48,219
Total current liabilities	402,167	354,758
Revolving credit facility	-	-
Long-term obligations, less current portion	1,271,656	1,276,341
Long-term insurance reserves - insured programs	22,425	21,315
Long-term insurance reserves	44,506	40,290
Operating lease liabilities, less current portion	31,718	39,818
Deferred income taxes	5,894	4,859
Other long-term liabilities	7,118	3,039
Total liabilities	1,785,484	1,740,420
Commitments and contingencies (Note 13)
Deferred restricted stock units	1,461	2,135
Stockholders’ deficit:
Preferred stock, $0.01 par value as of December 28, 2024 and December 30, 2023
5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value, 1,000,000,000 shares authorized;
193,225,177 and 190,733,153 issued and outstanding, respectively	1,932	1,907
Additional paid-in capital	1,256,680	1,239,757
Accumulated deficit	(1,382,163)	(1,371,234)
Total stockholders’ deficit	(123,551)	(129,570)
Total liabilities, deferred restricted stock units, and stockholders’ deficit	$1,663,394	$1,612,985

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the fiscal years ended
	December 28, 2024	December 30, 2023
Revenue	$2,024,506	$1,895,209
Cost of revenue, excluding depreciation and amortization	1,388,964	1,299,777
Branch and regional administrative expenses	352,814	360,978
Corporate expenses	125,402	113,034
Goodwill impairment	-	105,136
Depreciation and amortization	10,778	13,778
Acquisition-related costs	1,490	466
Other operating expense (income)	5,271	(6,032)
Operating income	139,787	8,072
Interest income	498	327
Interest expense	(156,602)	(153,246)
Other income	21,389	5,851
Income (loss) before income taxes	5,072	(138,996)
Income tax (expense) benefit	(16,001)	4,472
Net loss	$(10,929)	$(134,524)
Net loss per share:
Net loss per share, basic and diluted	$(0.06)	$(0.71)
Weighted average shares of common stock outstanding, basic and diluted	192,893	189,956

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Amounts in thousands, except share data)

	For the fiscal year ended December 28, 2024
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	188,859,165	$1,888	$1,228,512	$(1,236,710)	$(6,310)
Issuance of vested restricted shares	308,055	3	(3)		-
Employee stock purchase plan	1,565,933	16	929		945
Non-cash share-based compensation			10,319		10,319
Net loss				(134,524)	(134,524)
Balance, December 30, 2023	190,733,153	$1,907	$1,239,757	$(1,371,234)	$(129,570)
Issuance of vested restricted shares	740,115	7	668	-	675
Employee stock purchase plan	1,751,909	18	3,071	-	3,089
Non-cash share-based compensation	-	-	13,184	-	13,184
Net loss	-	-	-	(10,929)	(10,929)
Balance, December 28, 2024	193,225,177	$1,932	$1,256,680	$(1,382,163)	$(123,551)

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the fiscal years ended
	December 28, 2024	December 30, 2023
Cash Flows From Operating Activities:
Net loss	$(10,929)	$(134,524)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	10,778	13,778
Amortization of deferred debt issuance costs	5,460	5,179
Amortization and impairment of operating lease right of use assets	20,385	16,320
Non-cash share-based compensation	17,465	13,157
Goodwill impairment	-	105,136
Loss on disposal or impairment of licenses, property and equipment, and software	3,212	2,807
Fair value adjustments on interest rate derivatives	15,197	28,273
Deferred income taxes	1,035	1,015
Non-cash gain on acquisition	-	(5,073)
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(28,635)	(15,321)
Prepaid expenses	6,030	6,988
Other current and long-term assets	(20,589)	(16,653)
Accounts payable and other accrued liabilities	6,448	(13,920)
Accrued payroll and employee benefits	20,512	23,324
Insurance reserves	1,742	(1,793)
Operating lease liabilities	(19,647)	(15,407)
Other current and long-term liabilities	4,173	9,386
Net cash provided by operating activities	32,637	22,672
Cash Flows From Investing Activities:
Purchase of certificates of need	-	(2,678)
Purchases of property and equipment, and software	(6,319)	(6,116)
Net cash used in investing activities	(6,319)	(8,794)
Cash Flows From Financing Activities:
Proceeds from employee stock purchase plan	3,089	945
Proceeds from securitization obligation	25,000	50,000
Repayment of securitization obligation	(11,250)	(35,000)
Proceeds from revolving credit facility	-	20,000
Repayments on revolving credit facility	-	(20,000)
Principal payments on term loans	(9,200)	(9,200)
Principal payments on notes payable	(6,641)	(9,818)
Principal payments on financing lease obligations	(267)	(665)
Payment of debt issuance costs	(2,192)	(1,047)
Settlements with interest rate swap counterparties	15,489	15,632
Net cash provided by financing activities	14,028	10,847
Net change in cash and cash equivalents	40,346	24,725
Cash and cash equivalents at beginning of period	43,942	19,217
Cash and cash equivalents at end of period	$84,288	$43,942

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$152,511	$137,854
Cash paid for income taxes, net of refunds received	$5,713	$1,137

The accompanying notes are an integral part of these consolidated financial statements.

1. DESCRIPTION OF BUSINESS

Aveanna Healthcare Holdings Inc. (together with its consolidated subsidiaries, the “Company”) is headquartered in Atlanta, Georgia and has locations in 34 states with concentrations in Texas, Pennsylvania, and California, providing a broad range of pediatric and adult healthcare services, including nursing, hospice, rehabilitation services, occupational nursing in schools, therapy services, day treatment centers for medically fragile and chronically ill children and adults, as well as delivery of enteral nutrition and other products to patients. In addition, the Company provides respite healthcare services, which are temporary care provider services provided in relief of the patient’s normal caregiver. The Company’s services are designed to provide a high quality, lower cost alternative to prolonged hospitalization.

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

Basis of Presentation

The Company's fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52 or 53-week fiscal year. The accompanying consolidated balance sheets reflect the accounts of the Company as of December 28, 2024 and December 30, 2023. For the fiscal years ended December 28, 2024 and December 30, 2023, the accompanying consolidated statements of operations, stockholders' deficit and cash flows reflect the accounts of the Company from December 31, 2023 through December 28, 2024, and January 1, 2023 through December 30, 2023, respectively. The fiscal years ended December 28, 2024 and December 30, 2023 each included 52 weeks.

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

Fair value is measured based on a projected discounted cash flow model using a discount rate that the Company believes is commensurate with the risk inherent in its business. Any impairment charge would be recognized within operating expenses as other operating expense (income) in the fiscal year incurred. There was no impairment of depreciable or amortizable long-lived assets recorded in the fiscal years ended December 28, 2024 and December 30, 2023.

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

The following table summarizes the balances related to property and equipment, net as of December 28, 2024 and December 30, 2023 (amounts in thousands):

	As of
	December 28, 2024	December 30, 2023
Furniture and fixtures	$15,307	$14,860
Computer hardware and software	32,788	32,455
Home care equipment	27,867	22,682
Leasehold improvements	21,810	20,897
Construction in progress	231	544
	98,003	91,438
Less accumulated depreciation	(80,630)	(70,890)
Total	$17,373	$20,548

Depreciation expense for the fiscal years ended December 28, 2024 and December 30, 2023, was $9.6 million and $11.8 million, respectively.

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

During the fiscal year ended December 30, 2023, the Company recorded an impairment charge as a result of challenges in the labor markets which resulted in anticipated volume not being actualized to forecasted levels in the reporting unit within our HHH segment (as defined below under "Segments"). The Company performed an interim impairment test during the third quarter of fiscal year 2023 due to aforementioned factors. Management's interim impairment test determined that the carrying value of the reporting unit within the HHH segment exceeded its fair value and the Company recorded a goodwill impairment charge of $105.1 million during the three-month period ended September 30, 2023. During the annual goodwill impairment tests for both fiscal years 2024 and 2023, the Company did not identify any reporting units in which the related carrying value exceeded the estimated fair value.

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

The Company determined that it had six reporting units for the fiscal years ended December 28, 2024 and
December 30, 2023.

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

During the fiscal years ended December 28, 2024 and December 30, 2023, the Company recorded asset impairment charges related to previously acquired licenses due to their surrender and the closure of related branches of $3.2 million and $2.9 million, respectively.

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

For the year ended December 30, 2023, the Company recognized a $5.1 million non-cash purchase gain on the acquisition of a business, which was recorded in other operating expense (income) in the consolidated statements of operations.

Debt Issuance Costs

The Company defers costs directly associated with acquiring third-party financing. Debt issuance costs related to the term loans are recorded as a direct deduction from the carrying amount of the debt. Debt issuance costs related to the revolving credit facility (the “Revolving Credit Facility”) under the First Lien Credit Agreement (as defined in Note 6 - Long-Term Obligations) and securitization obligations are recorded within other long-term assets. Debt issuance costs are amortized using the effective interest rate method over the terms of the related long-term obligation and securitization obligation. The Company recognized approximately $5.5 million and $5.2 million of interest expense related to the amortization of these costs for the fiscal years ended December 28, 2024 and December 30, 2023, respectively.

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

Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is calculated by dividing net loss by the diluted weighted average number of common shares outstanding for the period. For purpose of this calculation, outstanding stock options and unvested restricted stock units are considered potentially dilutive common shares.

Share-Based Compensation

The fair value of time-vesting options is recognized as compensation expense on a straight-line basis over the requisite service period of the award. The fair value of the time-vesting options is determined using the Black-Scholes option pricing model.

Determining the fair value of options at the grant date requires judgment, including estimating the expected term and the associated volatility. Estimated fair value of the Company's common stock is determined by the market price of the Company's common stock. The Company has elected to account for forfeitures as they occur rather than apply an estimated forfeiture rate to share-based compensation expense.

The fair value of restricted stock units is recognized as compensation expense on a straight-line basis over the requisite service period of the award. The fair value of restricted stock units is based on the value of the underlying shares of common stock at the grant date. See Note 11 - Share-Based Compensation for additional discussion of share based compensation awards.

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

Marketing Costs

The Company expenses marketing costs as incurred. Marketing expense for the fiscal years ended December 28, 2024 and December 30, 2023 was $7.3 million and $8.3 million, respectively.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. There was no difference between net loss and comprehensive loss presented in the accompanying consolidated financial statements for the fiscal years ended December 28, 2024 and December 30, 2023.

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

The Company is also subject to interest rate risk due to the variable interest rates on its term loan debt obligations. As a result, the Company has entered into interest rate caps and interest rate swap agreements to limit its exposure to risk on its variable rate debt. Should the major financial institutions that the Company has entered into these agreements cease operations or face bankruptcy, the Company’s ability to collect its settlements related to the interest rate cap and swap agreements would be adversely affected. The Company has not experienced any credit losses associated with the interest rate cap and swap agreements. See Note 9 – Derivative Financial Instruments for further details on the interest rate derivative instruments.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard improves reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit (referred to as the “significant expense principle”). The Company adopted the guidance within these 2024 annual financial statements. Future interim financial statements will have the guidance applied retrospectively for all prior periods presented in the financial statements. See Note 16 – Segment Information for additional information on the Company’s segments.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard enhances income tax disclosure requirements for all entities by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. The standard will be effective for the fiscal year 2025 annual financial statements with early adoption permitted. The Company plans to adopt the standard when it becomes effective beginning with the fiscal year 2025 annual financial statements, and the Company expects the adoption of the standard will impact certain of its income tax disclosures.

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

Most contracts contain variable consideration, however, it is unlikely that a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payers and by implicit price concessions which are estimated based on historical collection experience. Management estimates the transaction price on a payer-specific basis given its interpretation of the applicable regulations or contract terms. Updated regulations and contract negotiations occur frequently, necessitating regular review and assessment by management. There were no material revenue adjustments recognized from performance obligations satisfied or partially satisfied in previous periods for the fiscal year ended December 28, 2024 or December 30, 2023.

As of December 28, 2024 and December 30, 2023, estimated contractual adjustments and implicit price concessions of $90.6 million and $62.6 million, respectively, were recorded as reductions to patient accounts receivable balances to arrive at the estimated collectible revenue and patient accounts receivable. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense which is included as a component of operating expenses in the consolidated statements of operations. The Company did not record any bad debt expense for the fiscal year ended December 28, 2024 or December 30, 2023.

The following table presents revenue by payer type as a percentage of total revenue for the fiscal year ended December 28, 2024 and December 30, 2023:

	For the fiscal years ended
	December 28, 2024	December 30, 2023
Medicaid MCO	56.4%	55.5%
Medicaid	23.5%	22.2%
Commercial	9.6%	9.9%
Medicare	10.4%	12.3%
Self-pay	0.1%	0.1%
Total revenue	100.0%	100.0%

4. GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes changes in goodwill by segment during the fiscal years ended December 28, 2024 and December 30, 2023 (amounts in thousands):

	PDS	HHH	MS	Total
Goodwill:
Balance at December 31, 2022, net (1)	$897,728	$151,324	$110,636	$1,159,688
Impairments	-	(105,136)	-	(105,136)
Balance at December 30, 2023 and December 28, 2024, net (2)	$897,728	$46,188	$110,636	$1,054,552

(1) Goodwill balance is net of accumulated impairment losses of $608.0 million for PDS, $119.8 million for MS, and $382.3 million for HHH.

(2) Goodwill balance is net of accumulated impairment losses of $608.0 million for PDS, $119.8 million for MS, and $487.4 million for HHH.

See Note 2 – Summary of Significant Accounting Policies, Goodwill for details on goodwill impairment.

The following tables summarize the changes in intangible assets for the fiscal years ended December 28, 2024 and December 30, 2023 (amounts in thousands):

	December 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Total
Definitive-lived intangible assets:
Trade names	$20,161	$(20,161)	$-	$-
Non-compete agreements	7,265	(7,265)	-	-
Internal-use software	11,653	(7,332)	-	4,321
Total definitive-lived intangible assets	39,079	(34,758)	-	4,321
Indefinite-lived intangible assets:
Licenses	97,123	-	(11,878)	85,245
Total indefinite-lived intangible assets	97,123	-	(11,878)	85,245
Total intangible assets	$136,202	$(34,758)	$(11,878)	$89,566

	December 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Total
Definitive-lived intangible assets:
Trade names	$20,161	$(20,161)	$-	$-
Non-compete agreements	7,265	(7,265)	-	-
Internal-use software	11,653	(6,107)	-	5,546
Total definitive-lived intangible assets	39,079	(33,533)	-	5,546
Indefinite-lived intangible assets:
Licenses	97,123	-	(8,659)	88,464
Total indefinite-lived intangible assets	97,123	-	(8,659)	88,464
Total intangible assets	$136,202	$(33,533)	$(8,659)	$94,010

Amortization expense related to the Company’s intangible assets was $1.2 million and $2.0 million for the fiscal years ended December 28, 2024 and December 30, 2023, respectively. Included in the amounts above was amortization expense of internal-use software of $1.2 million for the fiscal year ended December 28, 2024 and $1.9 million for the fiscal year ended December 30, 2023. License impairment recorded in the fiscal year ended December 28, 2024 of $2.3 million, $0.8 million, and $0.1 million was related to the PDS, HHH, and MS segments, respectively.

The estimated aggregate amortization expense related to intangible assets for each of the next five years subsequent to December 28, 2024 and thereafter is as follows (amounts in thousands):

Year Ending	Definitive-lived
January 3, 2026	$719
January 2, 2027	719
January 1, 2028	719
December 30, 2028	719
December 29, 2029	620
Thereafter	825
Total	$4,321

5. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts is presented below as of December 28, 2024 and December 30, 2023 (amounts in thousands):

	As of
	December 28, 2024	December 30, 2023
Other current liabilities:
Refunds payable	$28,102	$22,655
Accrued interest	9,900	11,269
Notes payable	5,152	3,955
Other	10,549	10,340
	$53,703	$48,219

6. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following as of December 28, 2024 and December 30, 2023 (dollar amounts in thousands):

Instrument	Stated Maturity Date	Contractual Interest Rate	Interest Rate as of December 28, 2024	December 28, 2024	December 30, 2023
2021 Extended Term Loan (1)	07/2028	S + 3.75%	8.36%	$890,550	$899,750
Second Lien Term Loan (1)	12/2029	S + 7.00%	11.66%	415,000	415,000
Revolving Credit Facility (1)	04/2026	S + 3.75%	8.36%	-	-
Total principal amount of long-term obligations				1,305,550	1,314,750
Less: unamortized debt issuance costs				(24,694)	(29,209)
Total amount of long-term obligations, net of unamortized debt issuance costs				1,280,856	1,285,541
Less: current portion of long-term obligations				(9,200)	(9,200)
Total amount of long-term obligations, net of unamortized debt issuance costs, less current portion				$1,271,656	$1,276,341
(1) S = Greater of 0.50% or one-month SOFR, plus a credit spread adjustment

Scheduled future maturities of term loans for each of the next five years subsequent to December 28, 2024 are as follows (amounts in thousands):

Year Ending:
January 3, 2026	$9,200
January 2, 2027	9,200
January 1, 2028	9,200
December 30, 2028	862,950
December 29, 2029	415,000
Thereafter	—
Total	$1,305,550

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

On August 9, 2022, the Company borrowed $60.0 million under the delayed draw term loan facility under the First Lien Credit Agreement (the “Delayed Draw Term Loan”), the terms of which are similar to those of the 2021 Extended Term Loan, and as a result the balance related to the Delayed Draw Term Loan is presented together with the 2021 Extended Term Loan in the table above. At the time of borrowing, the Company transferred a proportionate share of the debt issuance costs from other long-term assets to a direct deduction of the carrying amount of the debt. On November 16, 2022, the Company terminated the remaining Delayed Draw Term Loan Facility of $140.0 million.

On June 30, 2023, the Company entered into the Ninth Amendment to the 2021 Extended Term Loan and the First Amendment to the Second Lien Term Loan. The Company entered into these amendments in order to remove and replace the LIBOR-based interest rate benchmark provisions with interest rate benchmark provisions based on a term secured overnight financing rate ("SOFR").

The 2021 Extended Term Loan and the Delayed Draw Term Loan bear interest, at the Company’s election, at a variable interest rate based on either SOFR (subject to a minimum of 0.50%), or prime or federal funds rate (“Annual Base Rate” or “ABR”) (subject to a minimum of 2.00%) for the interest period relevant to such borrowing, plus a credit spread adjustment ("CSA") of 0.10% and an applicable margin of 3.75% for loans accruing interest based on SOFR and an applicable margin of 2.75% for loans accruing interest based on ABR. The Revolving Credit Facility bears interest, at the Company's election, at a variable interest rate based on either SOFR (subject to a minimum of 0.50%) or ABR (subject to a minimum of 2.00%) for the interest period relevant to such borrowing, plus a CSA of 0.10% and an applicable margin of 3.75% for loans accruing interest based on SOFR and an applicable margin of 2.75% for loans accruing interest based on ABR. As of December 28, 2024, the principal amount of the 2021 Extended Term Loan and borrowings under the Revolving Credit Facility accrued interest at a rate of 8.36%.

On December 10, 2021, the Company entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement”) with a syndicate of lending institutions and Barclays Bank, as administrative agent and collateral agent. The Second Lien Term Loan has an aggregate principal amount of $415.0 million and a maturity date of December 10, 2029. The Second Lien Term Loan bears interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin (equal to 6.00%) plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the Prime Rate and (c) SOFR for an interest period of one month plus a CSA depending on the interest period plus 1.00%; or (2) an applicable margin (equal to 7.00%) plus SOFR and a CSA depending on the interest period; provided that such rate is not lower than a floor of 0.50%. As of December 28, 2024, the principal amount of the Second Lien Term Loan accrued interest at a rate of 11.66%.

On March 23, 2023, the Company amended the First Lien Credit Agreement to increase the sublimit for letters of credit under the Revolving Credit Facility to $40.0 million from $30.0 million. The other terms of the Revolving Credit Facility remained unchanged.

On September 30, 2024, the Company entered into a tenth amendment to the First Lien Credit Agreement, amending the Revolving Credit Facility to extend the maturity date from April 29, 2026 to the earlier of (i) April 15, 2028 and (ii) May 1, 2026 if by such date the Securitization Facility has not been renewed or replaced or paid-off, in each case, in full, with a maturity date that is April 15, 2028, or later. Additionally, such amendment reduced the maximum borrowing availability under the Revolving Credit Facility from $200.0 million to $170.3 million from September 30, 2024 through April 29, 2026, and then further reduces availability to $148.9 million from April 29, 2026 through the amended maturity date.

Debt issuance costs related to the term loans are recorded as a direct deduction from the carrying amount of the debt. The balance for debt issuance costs related to the term loans as of December 28, 2024 and December 30, 2023 was $24.7 million and $29.2 million, respectively. Debt issuance costs related to the Revolving Credit Facility are recorded within other long-term assets. The balance for debt issuance costs related to the Revolving Credit Facility as of December 28, 2024 and December 30, 2023 was $1.6 million and $0.0 million, respectively. The Company recognized interest expense related to the amortization of debt issuance costs of $4.8 million and $4.7 million for the fiscal year ended December 28, 2024 and December 30, 2023, respectively.

Issued letters of credit as of December 28, 2024 and December 30, 2023 were $32.3 million and $31.9 million, respectively. Unused letters of credit as of December 28, 2024 and December 30, 2023 were $7.7 million and $8.1 million, respectively. There were no swingline loans outstanding as of December 28, 2024 and December 30, 2023. Borrowing capacity under the Company's Revolving Credit Facility was $138.0 million as of December 28, 2024 and $168.1 million as of December 30, 2023. Available borrowing capacity under the Revolving Credit Facility is subject to a maintenance leverage covenant that becomes effective if more than 30% of the total commitment is utilized.

The fair value of the Company's long-term obligations was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets, which are considered Level 2 inputs. The aggregate fair value of the Company's long-term obligations was $1,277.8 million at December 28, 2024.

The Company was in compliance with all financial covenants and restrictions under the foregoing instruments at December 28, 2024 and December 30, 2023.

7. SECURITIZATION FACILITY

On November 12, 2021, the Company (through a wholly owned special purpose entity, Aveanna SPV I, LLC) (the “special purpose entity”) and a lending institution entered into a Receivables Financing Agreement with a lending institution, which, as amended, has a maturity date of July 31, 2026 (as amended, the “Securitization Facility”). On May 31, 2024, the Company amended the Securitization Facility to increase the maximum amount available thereunder from $175.0 million to $225.0 million, subject to certain borrowing base requirements. The balance for debt issuance costs related to the Securitization Facility as of December 28, 2024 and December 30, 2023 was $1.1 million and $1.4 million, respectively and included in other long-term assets. The Company recognized interest expense related to the amortization of debt issuance costs of $0.7 million and $0.5 million for the fiscal years ended December 28, 2024 and December 30, 2023, respectively.

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

The outstanding balance under the Securitization Facility was $168.8 million and $155.0 million at December 28, 2024 and December 30, 2023, respectively. The balance accrues interest at a rate equal to SOFR, plus a CSA, plus an applicable margin. The interest rate under the Securitization Facility was 7.61% at December 28, 2024.

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

The Company’s other assets measured at fair value were as follows (amounts in thousands):

	Fair Value Measurements at December 28, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$22,543	$-	$22,543
Interest rate swap agreements	-	15,737	-	15,737
Total derivative assets	$-	$38,280	$-	$38,280

	Fair Value Measurements at December 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$30,455	$-	$30,455
Interest rate swap agreements	-	23,022	-	23,022
Total derivative assets	$-	$53,477	$-	$53,477

During the fiscal years ended December 28, 2024 and December 30, 2023, there were no transfers between Level 1, Level 2, and Level 3.

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

See Note 11 – Share-Based Compensation for further details on the valuation methodologies related to the Company’s deferred restricted stock units.

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

The Company currently has two interest rate swap agreements intended to limit its exposure to interest rate risk on its variable rate debt. These swaps expire on June 30, 2026. Prior to the quarter ended July 1, 2023, the Company paid a fixed rate of 2.08% and received the one-month LIBOR rate, subject to a 0.50% floor. During the quarter ended July 1, 2023, the Company amended its interest rate swap agreements to change the benchmark under the agreements from LIBOR to SOFR. Since July 1, 2023, the Company has paid a fixed rate of 2.03% under the interest rate swap agreements and has received the one-month SOFR rate, subject to a 0.50% floor. The aggregate notional amount of the interest rate swaps remained unchanged at $520.0 million at both December 28, 2024 and December 30, 2023. The fair value of the interest rate swaps was a $15.7 million asset at December 28, 2024 and a $23.0 million asset at December 30, 2023 and is included in other long-term assets in the accompanying consolidated balance sheets. The Company does not apply hedge accounting to these agreements and records all mark-to-market adjustments directly to other income in the accompanying consolidated statements of operations, which are included within cash flows from operating activities in the accompanying consolidated statements of cash flows. The net settlements incurred with swap counterparties under the swap agreements were recognized through cash flows from financing activities in the accompanying consolidated statements of cash flows.

On February 9, 2022, the Company entered into interest rate cap agreements for an aggregate notional amount of $880.0 million and a cap rate of 3.00%. The premium paid for the interest rate cap agreements was $11.7 million. The cap agreements have an expiration date of February 28, 2027. Prior to the quarter ended July 1, 2023, the cap agreements provided that the counterparty would pay the Company the amount by which LIBOR exceeded 3.00% in a given measurement period. During the quarter ended July 1, 2023, the Company amended its interest rate cap agreements to provide that the counterparty will pay the Company the amount by which SOFR exceeds 2.96%. The fair value of the interest rate cap agreements at December 28, 2024 and December 30, 2023 was $22.5 million and $30.5 million, respectively, and is included in other long-term assets on the accompanying consolidated balance sheets. The Company does not apply hedge accounting to interest rate cap agreements and records all mark-to-market adjustments directly to other income in the accompanying consolidated statements of operations, which is an adjustment to reconcile cash flows from operating activities in the consolidated statement of cash flows. The net settlements incurred with cap counterparties under the cap agreements were recognized through cash flows from operating activities in the accompanying consolidated statements of cash flows.

The following mark-to-market losses from these derivatives not designated as hedging instruments were recognized in the Company’s consolidated statements of operations for the fiscal years ended December 28, 2024, and December 30, 2023, respectively.

	Statement of Operations	For the fiscal years ended
	Classification	December 28, 2024	December 30, 2023
Interest rate cap agreements	Other income	$(7,912)	$(11,269)
Interest rate swap agreements	Other income	$(7,285)	$(17,004)

The Company does not utilize financial instruments for trading or other speculative purposes.

10. INCOME TAXES

Income taxes consisted of the following for the fiscal years ended December 28, 2024 and December 30, 2023 (amounts in thousands):

	For the fiscal years ended
	December 28, 2024	December 30, 2023
Current income tax expense (benefit):
Federal	$12,097	$(7,821)
State and local	2,869	2,334
Total Current	$14,966	$(5,487)
Deferred income tax expense:
Federal	$527	$523
State and local	508	492
Total Deferred	$1,035	$1,015
Total income tax expense (benefit)	$16,001	$(4,472)

A reconciliation of the difference between the federal statutory tax rate and the Company’s effective tax rate for income taxes for the fiscal years ended December 28, 2024 and December 30, 2023 is as follows (amounts expressed as a percentage):

	For the fiscal years ended
	December 28, 2024	December 30, 2023
U.S. Federal statutory income tax rate	(21.0)	(21.0)
State income taxes, net of federal tax benefits	(65.5)	1.4
Goodwill impairment	-	1.4
Other nondeductible expenses	(19.2)	0.4
Uncertain tax positions	(227.8)	(5.8)
Valuation allowance	8.1	20.8
Tax credits	35.5	(1.0)
Deferred tax adjustments	(25.6)	-
Other	-	0.6
Effective tax rate	(315.5)	(3.2)

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities are as follows as of December 28, 2024 and December 30, 2023 (amounts in thousands):

	As of
	December 28, 2024	December 30, 2023
Deferred tax assets:
Estimated contractual adjustments	$23,697	$16,282
NOL, federal and state	18,557	24,952
Tax credits	1,113	2,134
Payroll related accruals	25,425	21,755
Intangible assets and goodwill	74,636	90,945
Interest expense limitation	81,608	80,644
Transaction costs	3,219	3,257
Accrued expenses	1,074	995
Lease liabilities	14,168	15,189
Stock compensation	12,512	10,164
Section 174 costs	3,122	2,706
Other	1,002	18
Gross deferred tax assets	260,133	269,041
Less: valuation allowance	(242,962)	(244,865)
Net deferred tax assets	17,171	24,176
Deferred tax (liabilities):
Property and equipment	(221)	(990)
Interest rate derivatives	(6,992)	(11,120)
Lease right of use assets	(10,727)	(12,998)
Other	(5,125)	(3,927)
Gross deferred tax liabilities	(23,065)	(29,035)
Net deferred tax liabilities	$(5,894)	$(4,859)

As of December 28, 2024, the Company had gross federal and state net operating loss (“NOL”) carryforwards of $0.3 million and $366.4 million, respectively. For those losses that have an expiration date, the carryforwards will expire at various dates from 2028 through 2044. For those losses incurred after 2017, there is no statutory time expiration for the federal and certain state NOLs. The Company also has unutilized Federal tax credits of approximately $0.5 million that will expire in years 2043 through 2044. A valuation allowance was established for federal and state losses and federal credits that the Company believes are not more likely than not to be realized in the near future.

Internal Revenue Code Sec. 163(j) limits the deduction for net interest expense that exceeds 30% of the taxpayer’s adjusted taxable income (“ATI”) for the years ended 2024 and 2023. Sec. 163(j) permits an indefinite carryforward of any disallowed business interest. As of December 28, 2024, the Company has $343.3 million of interest expense carryovers. The deferred tax asset associated with these interest expense carryovers of $81.6 million is partially offset by a valuation allowance as the Company believes the benefit of this carryover is not more likely than not to be realized in the future.

Annually, the Company assesses the future realization of the tax benefit of its existing deferred tax assets and determines whether a valuation allowance is needed. Based on the Company’s assessment, it is more likely than not that a portion of the deferred tax assets will not be realized in the future. As a result, the Company recorded a valuation allowance of $243.0 million against its deferred tax assets at December 28, 2024. The valuation allowance decreased by $1.9 million from the $244.9 million valuation allowance recorded as of December 30, 2023. The decrease is primarily related to a reduction in our deferred tax assets associated with current year operations. The Company will maintain the valuation allowance until an appropriate level of profitability is sustained or the Company is able to develop prudent and feasible tax planning strategies that enable management to conclude that deferred tax assets are realizable. The following table summarizes changes in the valuation allowance as of December 28, 2024 and December 30, 2023 (amounts in thousands):

	As of
	December 28, 2024	December 30, 2023
Beginning of year balance	$244,865	$203,370
Changes in valuation allowance	(1,903)	41,495
End of year balance	$242,962	$244,865

The Company is subject to U.S. federal and state income tax in multiple jurisdictions. With limited exceptions, years prior to the 2021 fiscal year are no longer open to U.S. federal, state, or local examinations by taxing authorities. The Company is not under any current income tax examinations by any federal, state or local taxing authorities.

Beginning in 2022, the 2017 Tax Cuts and Jobs Act, as amended, eliminated current-year deductibility of research and experimentation ("R&E") expenditures and software development costs (collectively, "R&E expenditures") and instead requires the Company to charge its R&E expenditures to a capital account amortized over five years. For the 2024 tax year, the Company capitalized approximately $4.5 million of R&E expenditures for income tax purposes.

Uncertain Tax Positions

As of December 28, 2024 and December 30, 2023, the total unrecognized tax benefits were $13.5 million and $1.7 million, respectively, and accrued interest and penalties were $0.5 million and $0.7 million, respectively. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax benefit. If the Company were to prevail on all unrecognized tax benefits recorded, $14.0 million of tax benefit would impact the overall effective tax rate within the next 12 months. The following table, which excludes penalties and interest, summarizes changes in uncertain tax positions as of December 28, 2024 and December 30, 2023 (amounts in thousands):

	For the fiscal years ended
	December 28, 2024	December 30, 2023
Beginning of year balance	$1,691	$8,135
Increase in prior period tax positions	13,180	-
Settlements	-	(5,381)
Lapse of limitations	(1,373)	(1,063)
End of year balance	$13,498	$1,691

11. SHARE-BASED COMPENSATION

Stock Incentive Plans

On July 2, 2021, the Company's Board of Directors adopted the Company's 2021 Stock Incentive Plan (the “2021 Omnibus Incentive Plan”). The 2021 Omnibus Incentive Plan permits the grant of Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Stock or Cash Based Awards and Dividend Equivalents to enhance the Company's ability to attract, retain, and motivate persons who make important contributions to the Company. The Company has grants Restricted Stock Units under the 2021 Omnibus Incentive Plan.

On April 19, 2021, the Company’s Board of Directors adopted the Company’s Amended and Restated 2017 Stock Incentive Plan (the “Amended 2017 Plan”). The Amended 2017 Plan (i) provides for the issuance of shares of common stock, as opposed to the Class B common stock previously issuable under the plan, to align with the Company’s Amended and Restated Certificate of Incorporation and (ii) modified the vesting terms of the existing issued performance-vesting options to vest upon the achievement of volume weighted average price (“VWAP”) per share hurdles for any ninety consecutive days commencing on or after the nine-month anniversary of the IPO. On June 17, 2021, the Company established the VWAP per share hurdles for the performance-vesting options. Since adoption of the 2021 Omnibus Incentive Plan, no further awards have been granted under the Amended 2017 Plan.

Amended 2017 Plan

Outstanding awards granted under the Amended 2017 Plan included time-vesting options, performance-vesting options, and restricted stock awards. Most awards granted to Participants consisted of 50% time-vesting options and 50% performance-vesting options. Time-vesting options vest 20% per year over a period of five years, and the only condition to vesting is the passage of time. The related compensation expense is recognized ratably over the required service period. Time-vesting options will fully vest upon the sale of the Company. The Company has also awarded accelerator-vesting options under the Amended 2017 Plan, which are subject to the time-based vesting schedule of 20% per year over a period of five years and provide additional value to holders, should the Company meet specified return levels to its stockholders.

Time-Vesting, Accelerator-Vesting, & Performance-Vesting Options

To determine the fair value of time-vesting and accelerator-vesting options under the Amended 2017 Plan, the Company utilized a Black-Scholes model. No time-vesting, accelerator-vesting, or performance-vesting options were awarded during the fiscal years ended December 28, 2024 and December 30, 2023 under the Amended 2017 Plan. The Company calculated the fair value of the outstanding performance-vesting options using the Monte Carlo option-pricing model. The Company recorded compensation expense, net of forfeitures of $0.8 million and $0.7 million during the fiscal years ended December 28, 2024, and December 30, 2023, respectively, which is included in corporate expenses and branch and regional administrative expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense related to all outstanding option awards issued under the Amended 2017 Plan was $0.4 million as of December 28, 2024.

The following table summarizes the Company’s options activity for the years ended December 28, 2024 and December 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Total Intrinsic Value (in thousands)
Outstanding at December 31, 2022	14,374,517	4.74	5.2	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(1,221,165)	7.87	-	-
Outstanding at December 30, 2023	13,153,352	5.80	4.2	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(152,115)	8.42	-	-
Outstanding at December 28, 2024	13,001,237	6.42	3.2	-
Exercisable at December 28, 2024	7,476,757	6.71	3.1	-
Vested and expected to vest at December 28, 2024	13,001,237	6.42	3.2

Director Restricted Stock Units - Amended 2017 Plan - Temporary Equity

In accordance with the Amended 2017 Plan, an aggregate of no more than 307,500 shares of common stock are reserved for settlement of deferred restricted stock units (“Pre-IPO Deferred RSUs”). Pre-IPO Deferred RSUs fully vest on the grant date and convert to common shares upon the earlier of (1) the sale of the Company or (2) termination of service. There were no awards granted during the fiscal years ended December 28, 2024 and December 30, 2023.

The Pre-IPO Deferred RSUs contain a put right, which would require the Company, at the option of the award recipient, to repurchase all the Pre-IPO Deferred RSUs in event of the recipient’s termination at fair market value. The existence of this put right prevented the recipient from bearing the risks and rewards of ownership during the six month period following the vesting date as the put right requires the Company to purchase all shares the Participant received at fair market value on the repurchase date. Based on the nature of the Pre-IPO Deferred RSUs, management determined the awards, upon grant, had characteristics of a liability and initially recorded the awards at fair value upon issuance and re-measured at fair value at each reporting date.

After an award has been outstanding for six months and a day, the award recipient is subject to the risk and rewards of ownership, and the award was reclassified to temporary equity. As the put right is exercisable only when the recipient terminates his or her service, which is outside the control of the Company, the Company has classified the awards outstanding subsequent to the initial six-month period as temporary equity.

As the Pre-IPO Deferred RSUs are contingently redeemable, the Company does not subsequently adjust the redemption value once classified as temporary equity as it is not deemed probable that the Participant will terminate their service. As of December 28, 2024 and December 30, 2023, the Company had recorded $1.5 million and $2.1 million, respectively, in temporary equity related to all outstanding awards in the accompanying consolidated balance sheets.

As of December 28, 2024, there were 143,500 Pre-IPO Deferred RSUs outstanding, and at December 30, 2023, there were 194,750 Pre-IPO Deferred RSUs outstanding. All Pre-IPO Deferred RSUs were fully vested as of both December 28, 2024 and December 30, 2023. No Pre-IPO Deferred RSUs vested during the fiscal years ended December 28, 2024 and December 30, 2023. There was no compensation expense related to the Pre-IPO Deferred RSUs for the fiscal years ended December 28, 2024 or December 30, 2023.

2021 Omnibus Incentive Plan

Outstanding awards under the 2021 Omnibus Incentive Plan as of December 28, 2024 included restricted stock units which were granted to certain members of the Board of Directors and certain members of management of the Company. These restricted stock units vest over time and upon vesting convert into shares of common stock on a one-for-one basis.

Director Restricted Stock Units

On February 14, 2023, the Company awarded an aggregate of 634,923 RSUs to directors ("Director RSUs"), which vest over a one-year period. The weighted average grant date per share fair value of Director RSUs was $1.26. During the fiscal year ended December 28, 2024, the Company awarded an aggregate of 339,032 Director RSUs which vest over a one-year period. The weighted average grant date per share fair value of Director RSUs was $2.46.

The Company recorded $0.8 million and $1.1 million of compensation expense during the fiscal years ended December 28, 2024 and December 30, 2023, respectively. This expense is included in corporate expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense associated with the Director RSUs as of December 28, 2024 was $0.1 million.

Management Restricted Stock Units

On December 29, 2021, the Company awarded certain members of management an aggregate of 2,400,000 restricted stock units (“Management RSUs”) under the 2021 Omnibus Incentive Plan. The Management RSUs awarded on December 29, 2021 vest over a four-year period. The weighted average grant date per share fair value of Management RSUs granted during the fiscal year ended January 1, 2022 was $7.00. There were no such awards granted during the fiscal years ended December 28, 2024 or December 30, 2023. The Company recorded compensation expense, net of forfeitures, of $1.6 million and $2.2 million during the fiscal years ended December 28, 2024 and December 30, 2023, respectively, which is included in corporate expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense associated with the Management RSUs as of December 28, 2024 was $2.9 million.

Long-Term Incentive Plan ("LTIP")

In the first quarter of 2023 and in the first quarter of 2024, the Compensation Committee of the Board of Directors approved LTIP grants of restricted stock units ("RSUs") and performance stock units ("PSUs") under the 2021 Omnibus Incentive Plan.

The RSUs are subject to a three-year service-based cliff vesting schedule commencing on the date of grant. Compensation cost for the RSUs is measured based on the grant date fair value of each share and the number of shares granted and is recognized over the applicable vesting period on a straight-line basis. In the first fiscal quarter of 2023, the Company granted 4,073,186 RSUs with a grant date per share fair value of $1.26. In the first fiscal quarter of 2024, the Company granted 3,059,850 RSUs with a grant date per share fair value of $2.42. The Company recorded compensation expense, net of forfeitures, of $4.5 million and $2.8 million during the fiscal year ended December 28, 2024 and December 30, 2023, respectively, which is included in corporate expenses and branch and regional administrative expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense as of December 28, 2024 was $7.1 million.

The PSUs granted in 2023 and 2024 both contain performance criterion based on adjusted EBITDA targets for each of the three years that the award vests. Achievement of any annual target during the three years subsequent to the grant date results in a cumulative achievement event for the target year and any prior year award not previously achieved. Additionally, the 2023 and 2024 PSUs are subject to a three-year service-based cliff vesting schedule commencing on the date of grant. For the PSUs that have a service and a performance condition, compensation cost is initially measured based on the grant date fair value of each share. Cumulative compensation cost is subsequently adjusted at the end of each reporting period to reflect the current estimation of achieving the performance condition. In the first fiscal quarter of 2023, the Company granted 4,073,108 PSUs with a weighted average grant date per share fair value of $1.26. In the first fiscal quarter of 2024, the Company granted 3,059,762 PSUs with a weighted average grant date per share fair value of $2.42. The Company recorded compensation expense, net of forfeitures, of $3.8 million and $2.2 million during the fiscal years ended December 28, 2024 and December 30, 2023, respectively, which is included in corporate expenses and branch and regional administrative expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense as of December 28, 2024 associated with the remaining PSUs was $6.5 million.

The following table summarizes the Company’s restricted stock units activity for the years ended December 28, 2024 and December 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	5,474,476	5.63
Granted	9,186,837	1.26
Vested	(308,055)	2.11
Forfeited	(2,908,823)	3.55
Outstanding at December 30, 2023	11,444,435	2.79
Granted	6,591,446	2.46
Vested	(688,865)	1.37
Forfeited	(1,906,396)	2.73
Outstanding at December 28, 2024	15,440,620	2.69
Expected to vest at December 28, 2024	15,440,620	2.69

Senior Management Retention Plan ("SMRP")

In the second quarter of 2023, the Compensation Committee of the Company's Board of Directors approved SMRP awards to certain members of management to be paid in the form of RSUs under the 2021 Omnibus Incentive Plan. The awards were granted based on a fixed dollar value for each member of senior management included in the plan. The number of RSUs to be paid as compensation is dependent on the share price of the Company's common stock upon completion of the SMRP awards' performance criteria. The SMRP awards require the Company to achieve both specified revenue and adjusted EBITDA targets during the performance period ending January 2, 2027. The corresponding liability for the SMRP awards is recorded within other long-term liabilities. The liability balance for the SMRP awards as of December 28, 2024 and December 30, 2023 was $7.1 million and $2.8 million, respectively.

The Company recorded compensation expense, net of forfeitures, of $4.3 million during the fiscal year ended December 28, 2024 and $2.8 million during the fiscal year ended December 30, 2023, which is included in corporate expenses and branch and regional administrative expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense as of December 28, 2024 associated with the remaining SMRP awards was $7.6 million.

Total compensation expense, net of forfeitures, for all awards under the Amended 2017 Plan and 2021 Omnibus Incentive Plan was $15.8 million and $12.0 million for the fiscal years ended December 28, 2024 and December 30, 2023, respectively. Total unrecognized compensation expense for all awards under the Amended 2017 Plan and 2021 Omnibus Incentive Plan was $24.8 million as of December 28, 2024. The weighted-average period over which this expense is expected to be recognized is 1.5 years. The total fair value of all awards vested during the fiscal years ended December 28, 2024 and December 30, 2023 was $1.6 million and $1.5 million, respectively.

Employee Stock Purchase Plan

On April 28, 2021, the Company’s Board of Directors adopted the Aveanna Healthcare Holdings Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, shares of common stock may be purchased by eligible participants during defined purchase periods at 85% of the lesser of the closing price of the Company’s common stock on the first day or last day of each purchase period. The Company used a Black-Scholes option pricing model to value the common stock purchased as part of the Company's ESPP. The fair value estimated by the option pricing model is affected by the price of the common stock as well as subjective variables that include assumed interest rates, the expected dividend yield, and the expected share volatility over the term of the award. Fair value inputs for the purchase periods in 2023 included assumed risk free interest rate of 4.77% to 5.53%, expected volatility of 52%, and expected dividend yield of 0.00%. Fair value inputs for the purchase periods in 2024 included assumed risk free interest rate of 5.24% to 5.37%, expected volatility of 48% to 49%, and expected dividend yield of 0.00%. The Company recorded compensation expense of $1.6 million and $1.2 million associated during the fiscal years ended December 28, 2024 and December 30, 2023, respectively, which is included in corporate expenses, branch and regional administrative expenses and cost of revenue, excluding depreciation and amortization in the accompanying consolidated statements of operations. Participants purchased a total of 1,751,909 shares of common stock at a weighted average price of $1.76 per share during the fiscal year ended December 28, 2024. Participants purchased a total of 1,565,933 shares of common stock at a weighted average price of $0.60 per share during the fiscal year ended December 30, 2023.

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

Amounts reported in the accompanying consolidated balance sheets as of December 28, 2024 and December 30, 2023 for operating leases were as follows (amounts in thousands):

	As of
	December 28, 2024	December 30, 2023
Operating lease right of use assets	$41,278	$49,499
Current portion of operating lease liabilities	$15,498	$14,881
Operating lease liabilities, less current portion	31,718	39,818
Total operating lease liabilities	$47,216	$54,699

Lease Costs

The components of lease cost for the fiscal years ended December 28, 2024 and December 30, 2023 are as follows (amounts in thousands):

	For the fiscal years ended
	December 28, 2024	December 30, 2023
Operating Lease Costs:
Operating lease cost	$22,851	$21,803
Impairment of operating lease right of use assets	2,091	-
Total operating lease costs	24,942	21,803
Variable lease costs	4,219	4,305
Short-term lease costs	706	2,460
Total lease cost	$29,867	$28,568

Supplemental Information

Information related to the Company’s operating lease right of use assets and related operating lease liabilities are as follows (dollar amounts in thousands):

	For the fiscal years ended
	December 28, 2024	December 30, 2023
Cash payments of operating lease liabilities	$(24,123)	$(21,008)
Operating lease right of use assets obtained in exchange for new operating lease liabilities	12,164	11,843
Weighted average remaining lease term	3.18 years	3.74 years
Weighted average discount rate	9.45%	8.97%

Maturity of Operating Lease Liabilities

Maturities of operating lease liabilities as of December 28, 2024 are as follows (amounts in thousands):

Year Ending:
January 3, 2026	$19,100
January 2, 2027	16,726
January 1, 2028	10,037
December 30, 2028	5,290
December 29, 2029	3,695
Thereafter	134
Total undiscounted lease payments	54,982
Less: Imputed Interest	(7,766)
Total	47,216

13. COMMITMENTS AND CONTINGENCIES

Insurance Reserves

As is typical in the healthcare industry, the Company is subject to claims that its services have resulted in patient injury or other adverse effects.

The accrued professional liability insurance reserves included in the accompanying consolidated balance sheets include estimates of the ultimate costs, including third-party legal defense costs, in the event the Company was unable to receive funds from claims made under commercial insurance policies, for claims that have been reported but not paid and claims that have been incurred but not reported at the balance sheet dates. Although substantially all reported claims are paid directly by the Company’s commercial insurance carriers (after the Company satisfies the applicable policy deductible and/or retention), the Company is ultimately responsible for payment of these claims in the event its insurance carriers become insolvent or otherwise do not honor the contractual obligations under the liability policies. The Company is required under U.S.GAAP to recognize these estimated liabilities in its consolidated financial statements on a gross basis; with a corresponding receivable from the insurance carriers reflecting the contractual indemnity provided by the carriers under the related liability policies.

Since October 1, 2023, the Company has maintained primary commercial insurance coverage on a claims-made basis for professional liability claims with a $2.0 million per claim deductible, a $1.0 million aggregate buffer retention, and $4.5 million per claim and annual aggregate limits. From and after October 1, 2024, the foregoing aggregate buffer retention increased to $2.0 million and the foregoing per claim and annual aggregate limits were increased to $5.0 million, but the other coverages have remained unchanged. Prior to October 1, 2023, the Company maintained primary commercial insurance coverage on a claims made basis for professional liability claims with varying deductibles by policy year from $0.5 million to $1.5 million on a per claim basis and $5.0 million to $6.0 million per claim and annual aggregate limits. Moreover, the Company maintains excess insurance coverage for professional liability claims to cover any claims over the aggregate limits. In addition, the Company maintains workers’ compensation insurance with a $0.5 million per claim deductible and statutory limits. The Company reimburses insurance carriers for deductible losses under these policies. The Company’s insurance carriers require collateral to secure the Company’s obligation to reimburse insurance carriers for these deductible payments. Collateral as of December 28, 2024 was comprised of $23.1 million of issued letters of credit and $0.7 million in cash collateral. Collateral as of December 30, 2023 was comprised of $22.7 million of issued letters of credit and $0.7 million in cash collateral.

As of December 28, 2024, insurance reserves totaling $97.8 million were included on the consolidated balance sheets, representing $42.7 million and $55.1 million of reserves for professional liability claims and workers’ compensation claims, respectively. At December 30, 2023, insurance reserves totaling $91.8 million were included on the consolidated balance sheets, representing $39.4 million and $52.4 million of reserves for professional liability claims and workers’ compensation claims, respectively.

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

14. EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries sponsor several defined contribution retirement plans, which qualify under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Certain of the Company’s retirement plans require or allow for contributions by the Company. Company contributions to the plans were approximately $6.5 million and $5.7 million for the fiscal years ended December 28, 2024 and December 30, 2023, respectively, and are included in cost of revenue, excluding depreciation and amortization, branch and regional administrative expenses, and corporate expenses in the accompanying consolidated statements of operations.

15. RELATED PARTY TRANSACTIONS

As of December 28, 2024, one of the Company’s significant shareholders owned 8.0% of the Company’s 2021 Extended Term Loan.

16. SEGMENT INFORMATION

The Company’s operating segments have been identified based upon how management has organized the business by services provided to customers and how the CODM manages the business and allocates resources. The CODM for the Company is the Chief Executive Officer. The Company has three operating segments and three reportable segments, Private Duty Services, Home Health & Hospice, and Medical Solutions. The PDS segment predominantly includes private duty skilled nursing services, non-clinical and personal care services, and pediatric therapy services and is primarily reimbursed by Medicaid and Medicaid MCO. The HHH segment provides home health and hospice services to predominately elderly patients and is primarily reimbursed by Medicare. Through the MS segment, the Company provides enteral nutrition and other products to adults and children, delivered on a periodic or as-needed basis, primarily reimbursed by Medicaid and Medicaid MCO.

The CODM evaluates segment performance using gross margin (and gross margin percentage). Gross margin includes revenue less all costs of revenue, excluding depreciation and amortization, but excludes branch and regional administrative expenses, corporate expenses and other non-field expenses. Revenue and cost presented below for the PDS and HHH segments primarily relate to patient services, while the MS segment’s revenue and cost are primarily from products. The CODM does not evaluate a measure of assets when assessing performance. The CODM uses gross margin and gross margin percentage to assess the performance of each segment compared to historical trends, forecasted performance, and industry peers, as well as ensure that each segment has appropriate operational support to manage performance.

Results shown for the fiscal year ended December 28, 2024 and December 30, 2023 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

The following tables summarize the Company’s segment information for the fiscal years ended December 28, 2024 and December 30, 2023 (amounts in thousands):

	For the fiscal year ended December 28, 2024
	PDS	HHH	MS	Total
Revenue	$1,634,609	$217,805	$172,092	$2,024,506
Cost of revenue, excluding depreciation and amortization	1,190,148	101,310	97,506	1,388,964
Gross margin	$444,461	$116,495	$74,586	$635,542
Gross margin percentage	27.2%	53.5%	43.3%	31.4%

	For the fiscal year ended December 30, 2023
	PDS	HHH	MS	Total
Revenue	$1,518,811	$218,628	$157,770	$1,895,209
Cost of revenue, excluding depreciation and amortization	1,095,091	113,762	$90,924	1,299,777
Gross margin	$423,720	$104,866	$66,846	$595,432
Gross margin percentage	27.9%	48.0%	42.4%	31.4%

	For the fiscal years ended
Segment Reconciliation:	December 28, 2024	December 30, 2023
Total segment gross margin	$635,542	$595,432
Branch and regional administrative expenses	352,814	360,978
Corporate expenses	125,402	113,034
Goodwill impairment	-	105,136
Depreciation and amortization	10,778	13,778
Acquisition-related costs	1,490	466
Other operating expense (income)	5,271	(6,032)
Operating income	139,787	8,072
Interest income	498	327
Interest expense	(156,602)	(153,246)
Other income	21,389	5,851
Income (loss) before income taxes	$5,072	$(138,996)

17. NET LOSS PER SHARE

The Company uses the treasury stock method to calculate net loss per share. Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is calculated by dividing net loss by the diluted weighted average number of shares of common stock outstanding for the period. For purposes of this calculation, outstanding stock options, RSUs, and PSUs are considered potential dilutive shares of common stock. The following is a computation of basic and diluted net loss per share (amounts in thousands, except per share amounts):

	For the fiscal years ended
	December 28, 2024	December 30, 2023
Numerator:
Net loss	$(10,929)	$(134,524)
Denominator:
Weighted average shares of common stock outstanding (1), basic and diluted	192,893	189,956
Net loss per share, basic and diluted	$(0.06)	$(0.71)

Dilutive securities outstanding not included in the computation of diluted net loss per share, as their effect is antidilutive:
RSUs	9,153	7,460
PSUs	6,288	3,985
Stock options	13,001	13,153

1.
The calculation of weighted average shares of common stock outstanding includes all vested deferred restricted stock units.

18. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

Aveanna Healthcare Holdings Inc.
(Parent Company Only)
Condensed Balance Sheets
(Amounts in thousands, except share and per share data)

	As of
	December 28, 2024	December 30, 2023
Assets:
Investment in subsidiaries	$(122,090)	$(127,435)
Total assets	(122,090)	(127,435)
Deferred restricted stock units	1,461	2,135
Stockholders’ deficit:
Preferred stock, $0.01 par value as of December 28, 2024 and December 30, 2023
5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value, 1,000,000,000 shares authorized;
193,225,177 and 190,733,153 issued and outstanding, respectively	1,932	1,907
Additional paid-in capital	1,256,680	1,239,757
Accumulated deficit	(1,382,163)	(1,371,234)
Total stockholders’ deficit	(123,551)	(129,570)
Total liabilities, deferred restricted stock units, and stockholders’ deficit	$(122,090)	$(127,435)

Aveanna Healthcare Holdings Inc.
(Parent Company Only)
Condensed Statement of Operations
(Amounts in thousands, except per share data)

	For the fiscal years ended
	December 28, 2024	December 30, 2023
Deficit in net loss of subsidiaries	$(10,929)	$(134,524)
Net loss	$(10,929)	$(134,524)
Net loss per share, basic and diluted	$(0.06)	$(0.71)
Weighted average shares of common stock outstanding, basic and diluted	$192,893	$189,956

The accompanying note is an integral part of these condensed financial statements.

A statement of cash flows has not been presented as Aveanna Healthcare Holdings Inc. did not have any cash as of or for the fiscal years ended December 28, 2024 and December 30, 2023.

Note to Condensed Financial Statements of Registrant (Parent Company Only)

Basis of Presentation

These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of Aveanna Healthcare Holdings Inc. (“Parent”) (as defined in Rule 4-08(e)(3) of Regulation S-X) as of December 28, 2024 exceeded 25% of the consolidated net assets of the Company. The ability of the Company’s operating subsidiaries to pay dividends may be restricted due to the terms of the First Lien Term Loan, Revolver and Second Lien Term Loan, which are discussed in Note 6 – Long-Term Obligations.

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

We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 28, 2024. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of December 28, 2024, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

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

Management under the supervision of, and with the participation of the Company’s principal executive officer, principal financial officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2024 based on the framework and the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the foregoing, management concluded that the Company’s internal control over financial reporting was effective as of December 28, 2024 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The effectiveness of the Company’s internal control over financial reporting as of December 28, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein..

Remediation of Previously Identified Material Weakness in Internal Control

As disclosed in “Part II, Item 9A - Controls and Procedures” in our 2023 Annual Report, management concluded that there was a material weakness in our internal control over financial reporting related to ineffective information technology general controls (“ITGCs”) in the areas of user access and program change management over certain information technology systems. Our business process controls were also deemed ineffective because they were adversely impacted by these ineffective ITGCs. Additionally, management did not fully design and implement business process controls (automated and manual) that were dependent on one of the revenue systems in the Private Duty Service segment.

During fiscal 2024, we evaluated, designed, and implemented controls and procedures to address this material weakness in our internal control over financial reporting. These measures included: (i) implementing a new revenue system within the Private Duty Service segment and designing and implementing business process controls over this revenue system; (ii) improving our ITGCs in the areas of user access and program change management for systems supporting the Company’s internal control processes to ensure that internal controls were designed and operating effectively; and (iii) the completion of training and educating the control owners on ITGC policies concerning the principles and requirements of each control, with a focus on those related to user access and change-management over IT systems impacting financial reporting. We completed testing of these controls during the fourth quarter of fiscal 2024, and we have concluded that the previously identified material weakness has been remediated as of December 28, 2024.

Changes in Internal Control Over Financial Reporting

Other than the remediation of the previously identified material weakness in internal control discussed above, there have not been any changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15 (d) and 15d-15 (d) of the Exchange Act that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aveanna Healthcare Holdings Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Aveanna Healthcare Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Aveanna Healthcare Holdings Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 28, 2024, and the related notes and our report dated March 13, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Atlanta, Georgia

March 13, 2025

Item 9B. Other Information.

During the three-month period ended December 28, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K, except as follows:

On December 13, 2024, J.H. Whitney VII, L.P., PSA Healthcare Investment Holding LLC, JHW Iliad Holdings LLC, PSA Iliad Holdings LLC and JHW Iliad Holdings II LLC (collectively, the “Whitney Funds”) entered into a Rule 10b5-1 trading arrangement (as such term is defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) with respect to the sale of up to an aggregate of 9,196,454 shares of our common stock. This plan terminates on the earlier of (i) the sale of all such shares under the plan and (ii) November 14, 2025. Mr. Robert M. Williams Jr., one of our directors, may be deemed to share beneficial ownership of the shares held by the Whitney Funds. Mr. Williams disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference in the 2025 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 28, 2024.

Securities Trading Policy

The Company has adopted a securities trading policy which governs the purchase, sale and/or any other dispositions of the Company’s securities by the Company and its directors, officers and employees and is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable exchange listing standards. A copy of our Securities Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference in the 2025 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 28, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference in the 2025 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 28, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference in the 2025 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 28, 2024.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference in the 2025 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 28, 2024.

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

10.22+

Amended and Restated Employment Agreement, dated as of January 1, 2022, by and among Aveanna Healthcare LLC (f/k/a BCPE Eagle Buyer LLC), Pediatric Services of America, Inc. and Ed Reisz (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024)

10.23*+	Employment Agreement, dated March 13, 2024 by and among Aveanna Healthcare LLC and Matt Buckhalter
10.24*+	Employment Agreement, dated April 29, 2024, by and among Aveanna Healthcare LLC and Jerry Perchik
10.25

Fourth Amendment to the Receivables Financing Agreement, dated May 31, 2024, by and among Aveanna SPV I, LLC, as borrower, Aveanna Healthcare LLC, as initial servicer, PNC Bank, National Association, as administrative agent, and PNC Capital Markets LLC, as structuring agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2024).

10.26++	Tenth Amendment to First Lien Credit Agreement, dated September 30, 2024, among Aveanna Healthcare LLC, Barclays Bank PLC, as administrative agent, and the other lenders, agents and guarantors party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 4, 2024).
19.1*	Aveanna Securities Trading Policy
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young, LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Claw Back Policy effective as of November 15, 2023
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

+ Management contract or compensatory plan arrangement.

++ Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in such exhibit. The Company will supplementally provide a copy of any omitted schedule or similar attachment to the SEC or its staff upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aveanna Healthcare Holdings Inc.

Date: March 13, 2025	By:	/s/ Jeff Shaner
Jeff Shaner
President, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeff Shaner	President, Chief Executive Officer and Member of the Board (Principal Executive Officer)	March 13, 2025
Jeff Shaner

/s/ Matthew Buckhalter	Chief Financial Officer (Principal Financial Officer)	March 13, 2025
Matthew Buckhalter

/s/ Deborah Stewart	Chief Accounting Officer (Principal Accounting Officer)	March 13, 2025
Deborah Stewart

/s/ Rodney D. Windley	Chairman of the Board	March 13, 2025
Rodney D. Windley

/s/ Victor F. Ganzi	Member of the Board	March 13, 2025
Victor F. Ganzi

/s/ Brent Layton	Member of the Board	March 13, 2025
Brent Layton

/s/ Christopher R. Gordon	Member of the Board	March 13, 2025
Christopher R. Gordon

/s/ Devin O'Reilly	Member of the Board	March 13, 2025
Devin O'Reilly

/s/ Sheldon M. Retchin	Member of the Board	March 13, 2025
Sheldon M. Retchin

/s/ Steve E. Rodgers	Member of the Board	March 13, 2025
Steve E. Rodgers

/s/ Erica Schwartz	Member of the Board	March 13, 2025
Erica Schwartz

/s/ Robert M. Williams, Jr.	Member of the Board	March 13, 2025
Robert M. Williams, Jr.