Form 10-Q
period 2025-03-29
Aveanna Healthcare Holdings, Inc.
filed 2025-05-08
CIK 1832332

other a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025

or

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

As of May 2, 2025, the registrant had 195,093,866 shares of common stock, $0.01 par value per share, outstanding.

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
▪
shortages in qualified employees and management and competition for qualified personnel;
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
▪
risks related to legal proceedings, claims and governmental inquiries given that the nature of our business exposes us to various liability claims, which may exceed the level of our insurance coverage; and
▪
the other risks described under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” contained in our Annual Report on Form 10-K filed on March 13, 2025.

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

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
	As of
	March 29, 2025	December 28, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,494	$84,288
Patient accounts receivable	294,834	265,193
Receivables under insured programs	10,507	12,465
Prepaid expenses	19,910	17,477
Other current assets	10,877	13,247
Total current assets	407,622	392,670
Property and equipment, net	18,914	17,373
Operating lease right of use assets	38,589	41,278
Goodwill	1,054,552	1,054,552
Intangible assets, net	89,221	89,566
Receivables under insured programs	18,476	22,425
Other long-term assets	33,366	45,530
Total assets	$1,660,740	$1,663,394

LIABILITIES, DEFERRED RESTRICTED STOCK UNITS, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and other accrued liabilities	$30,489	$36,435
Accrued payroll and employee benefits	85,920	87,672
Current portion of insurance reserves - insured programs	10,507	12,465
Current portion of insurance reserves	18,892	18,444
Securitization obligations	168,750	168,750
Current portion of long-term obligations	9,200	9,200
Current portion of operating lease liabilities	15,279	15,498
Other current liabilities	49,271	53,703
Total current liabilities	388,308	402,167
Revolving credit facility	-	-
Long-term obligations, less current portion	1,270,559	1,271,656
Long-term insurance reserves - insured programs	18,476	22,425
Long-term insurance reserves	45,931	44,506
Operating lease liabilities, less current portion	28,829	31,718
Deferred income taxes	6,506	5,894
Other long-term liabilities	800	7,118
Total liabilities	1,759,409	1,785,484
Commitments and contingencies (Note 10)
Deferred restricted stock units	1,461	1,461
Stockholders’ deficit:
Preferred stock, $0.01 par value as of March 29, 2025 and December 28, 2024
5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value, 1,000,000,000 shares authorized;
195,093,866 and 193,225,177 issued and outstanding, respectively	1,951	1,932
Additional paid-in capital	1,274,889	1,256,680
Accumulated deficit	(1,376,970)	(1,382,163)
Total stockholders’ deficit	(100,130)	(123,551)
Total liabilities, deferred restricted stock units, and stockholders’ deficit	$1,660,740	$1,663,394

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the three-month periods ended
	March 29, 2025	March 30, 2024
Revenue	$559,224	$490,653
Cost of revenue, excluding depreciation and amortization	375,666	344,799
Branch and regional administrative expenses	91,387	87,914
Corporate expenses	37,505	29,842
Depreciation and amortization	2,594	2,912
Acquisition-related costs	106	-
Other operating expense	165	2,320
Operating income	51,801	22,866
Interest income	132	102
Interest expense	(36,335)	(39,647)
Other (expense) income	(5,450)	18,169
Income before income taxes	10,148	1,490
Income tax expense	(4,955)	(12,662)
Net income (loss)	$5,193	$(11,172)
Net income (loss) per share:
Net income (loss) per share, basic	$0.03	$(0.06)
Weighted average shares of common stock outstanding, basic	194,671	192,241
Net income (loss) per share, diluted	$0.03	$(0.06)
Weighted average shares of common stock outstanding, diluted	206,238	192,241

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Amounts in thousands, except share data)
(Unaudited)

	For the three-month period ended March 29, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 28, 2024	193,225,177	$1,932	$1,256,680	$(1,382,163)	$(123,551)
Issuance of vested restricted shares	1,021,016	10	(1,687)	-	(1,677)
Employee stock purchase plan	847,673	9	1,782	-	1,791
Non-cash share-based compensation	-	-	18,114	-	18,114
Net income	-	-	-	5,193	5,193
Balance, March 29, 2025	195,093,866	$1,951	$1,274,889	$(1,376,970)	$(100,130)

	For the three-month period ended March 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 30, 2023	190,733,153	$1,907	$1,239,757	$(1,371,234)	$(129,570)
Issuance of vested restricted shares	634,923	6	(6)	-	-
Employee stock purchase plan	1,010,635	10	1,339	-	1,349
Non-cash share-based compensation	-	-	3,120	-	3,120
Net loss	-	-	-	(11,172)	(11,172)
Balance, March 30, 2024	192,378,711	$1,923	$1,244,210	$(1,382,406)	$(136,273)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the three-month periods ended
	March 29, 2025	March 30, 2024
Cash Flows From Operating Activities:
Net income (loss)	$5,193	$(11,172)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	2,594	2,912
Amortization of deferred debt issuance costs	1,646	1,223
Reduction in carrying amount of operating lease right of use assets	4,352	6,233
Non-cash share-based compensation	10,996	4,081
Loss on disposal or impairment of licenses, property and equipment, and software	166	229
Fair value adjustments on interest rate derivatives	11,602	(8,276)
Deferred income taxes	612	614
Changes in operating assets and liabilities:
Patient accounts receivable	(29,641)	(20,986)
Prepaid expenses	(2,433)	(346)
Other current and long-term assets	(646)	(4,308)
Accounts payable and other accrued liabilities	(5,972)	13,065
Accrued payroll and employee benefits	(1,752)	1,793
Insurance reserves	1,873	5,679
Operating lease liabilities	(4,771)	(4,542)
Other current and long-term liabilities	(2,451)	1,829
Net cash used in operating activities	(8,632)	(11,972)
Cash Flows From Investing Activities:
Purchases of property and equipment, and software	(2,348)	(1,308)
Net cash used in investing activities	(2,348)	(1,308)
Cash Flows From Financing Activities:
Payments for shares withheld to cover employee taxes on vesting of restricted stock	(1,677)	-
Proceeds from employee stock purchase plan	1,791	1,349
Proceeds from securitization obligation	-	20,000
Repayment of securitization obligation	-	(10,000)
Principal payments on term loans	(2,300)	(2,300)
Principal payments on notes payable	(2,763)	(1,383)
Principal payments on financing lease obligations	-	(65)
Settlements with interest rate swap counterparties	3,135	4,344
Net cash (used in) provided by financing activities	(1,814)	11,945
Net change in cash and cash equivalents	(12,794)	(1,335)
Cash and cash equivalents at beginning of period	84,288	43,942
Cash and cash equivalents at end of period	$71,494	$42,607

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$34,911	$38,491
Cash paid for income taxes, net of refunds received	$(460)	$(64)

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

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited consolidated financial statements do not include all the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, these interim unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 29, 2025 and the results of operations for the three-month periods ended March 29, 2025 and March 30, 2024. The results reported in these interim unaudited consolidated financial statements should not be regarded as indicative of results that may be expected for any future period or the year ending January 3, 2026. These interim unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 28, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2025.

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52 or 53-week fiscal year. The interim unaudited consolidated balance sheets reflect the accounts of the Company as of March 29, 2025 and December 28, 2024. For the three-month periods ended March 29, 2025 and March 30, 2024, the interim unaudited consolidated statements of operations, stockholders' deficit, and cash flows reflect the accounts of the Company from December 29, 2024 through March 29, 2025 and December 31, 2023 through March 30, 2024, respectively, each of which include 13 weeks.

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

Private Duty Services (“PDS”). The PDS business includes a broad range of pediatric and adult healthcare services, including private duty skilled nursing, non-clinical services, which include support services and personal care services, pediatric therapy services, rehabilitation services, and nursing services in schools and pediatric day healthcare centers.

Home Health & Hospice (“HHH”). The HHH business provides home health, hospice, and personal care services to predominately elderly patients.

Medical Solutions (“MS”). The MS business includes the delivery of enteral nutrition and other products to patients.

For the PDS, HHH, and MS businesses, the Company receives payments from the following sources for services rendered: (i) state governments under their respective Medicaid programs (“Medicaid”); (ii) Managed Care providers of state government Medicaid programs (“Medicaid MCO”); (iii) commercial insurers; (iv) other government programs including Medicare, Tricare and ChampVA (collectively, “Medicare”); and (v) individual patients. As the period between the time of service and time of payment is typically one year or less, the Company does not adjust for the effects of a significant financing component.

Most contracts contain variable consideration; however, it is unlikely that a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payers and by implicit price concessions which the Company estimates based on its historical collection experience. Management estimates the transaction price on a payer-specific basis given its interpretation of the applicable regulations or contract terms. Updated regulations and contract negotiations occur frequently, necessitating regular review and assessment by management. There were no material revenue adjustments recognized from performance obligations satisfied or partially satisfied in previous periods for either of the three-month periods ended March 29, 2025 or March 30, 2024.

As of March 29, 2025 and December 28, 2024, estimated contractual adjustments and implicit price concessions of $97.4 million and $90.6 million, respectively, were recorded as reductions to patient accounts receivable balances to arrive at the estimated collectible revenue and patient accounts receivable. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of operating expenses in the consolidated statements of operations. The Company did not record any bad debt expense for the three-month periods ended March 29, 2025 or March 30, 2024, respectively.

The following table presents revenue by payer type as a percentage of total revenue for the three-month periods ended March 29, 2025 and March 30, 2024:

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the three-month periods ended
	March 29, 2025	March 30, 2024
Medicaid MCO	58.5%	56.0%
Medicaid	22.8%	22.3%
Commercial	8.8%	10.9%
Medicare	9.8%	10.7%
Self-pay	0.1%	0.1%
Total revenue	100.0%	100.0%

4. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following as of March 29, 2025 and December 28, 2024 (dollar amounts in thousands):

Instrument	Stated Maturity Date	Contractual Interest Rate	Interest Rate as of March 29, 2025	March 29, 2025	December 28, 2024
2021 Extended Term Loan (1)	07/2028	S + 3.75%	8.16%	$888,250	$890,550
Second Lien Term Loan (1)	12/2029	S + 7.00%	11.46%	415,000	415,000
Revolving Credit Facility (1)	04/2026	S + 3.75%	8.16%	-	-
Total principal amount of long-term obligations				1,303,250	1,305,550
Less: unamortized debt issuance costs				(23,491)	(24,694)
Total amount of long-term obligations, net of unamortized debt issuance costs				1,279,759	1,280,856
Less: current portion of long-term obligations				(9,200)	(9,200)
Total amount of long-term obligations, net of unamortized debt issuance costs, less current portion				$1,270,559	$1,271,656
(1) S = Greater of 0.50% or one-month SOFR, plus a credit spread adjustment

The 2021 Extended Term Loan bears interest, at the Company’s election, at a variable interest rate based on either SOFR (subject to a minimum of 0.50%), or an alternative base rate ("ABR") (subject to a minimum of 2.00%) for the interest period relevant to such borrowing, plus a credit spread adjustment ("CSA") of 0.10% and an applicable margin of 3.75% for loans accruing interest based on SOFR, and an applicable margin of 2.75% for loans accruing interest based on ABR. The Revolving Credit Facility bears interest, at the Company’s election, at a variable interest rate based on either SOFR (subject to a minimum of 0.50%), or ABR (subject to a minimum of 2.00%), for the interest period relevant to such borrowing, plus a CSA of 0.10% and an applicable margin of 3.75% for loans accruing interest based on SOFR, and an applicable margin of 2.75% for loans accruing interest based on ABR. As of March 29, 2025, the principal amount of the 2021 Extended Term Loan and borrowings under the Revolving Credit Facility each accrued interest at a rate of 8.16%.

The Second Lien Term Loan bears interest at a rate per annum equal to, at the Company’s election, either (1) an applicable margin (equal to 6.00%) plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the Prime Rate and (c) the SOFR rate for an interest period of one month plus a CSA depending on the interest period plus 1.00%; or (2) an applicable margin (equal to 7.00%) plus SOFR and a CSA depending on the interest period; provided that such rate is not lower than a floor of 0.50%. As of March 29, 2025, the principal amount of the Second Lien Term Loan accrued interest at a rate of 11.46%.

Debt issuance costs related to the term loans are recorded as a direct deduction from the carrying amount of the debt. The balances for debt issuance costs related to the term loans as of March 29, 2025 and December 28, 2024 were $23.5 million and $24.7 million, respectively. Debt issuance costs related to the Revolving Credit Facility are recorded within other long-term assets. The balances for debt issuance costs related to the Revolving Credit Facility as of March 29, 2025 and December 28, 2024 were $1.3 million and $1.6 million, respectively. The Company recognized interest expense related to the amortization of debt issuance costs of $1.5 million for the three-month period ended March 29, 2025 and $1.1 million for the three-month period ended March 30, 2024.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Issued letters of credit as of March 29, 2025 and December 28, 2024 were $32.3 million and $32.3 million, respectively. There were no swingline loans outstanding as of March 29, 2025 or December 28, 2024. Borrowing capacity under the Company's Revolving Credit Facility was approximately $138.0 million as of March 29, 2025 and $138.0 million as of December 28, 2024. Available borrowing capacity under the Revolving Credit Facility is subject to a maintenance leverage covenant that becomes effective if more than 30% of the total commitment is utilized.

The fair value of the Company's long-term obligations was estimated using market-observable inputs from the Company’s comparable peers with public debt, including quoted prices in active markets, which are considered Level 2 inputs. The aggregate fair value of the Company's long-term obligations was $1,264.7 million at March 29, 2025.

The Company was in compliance with all financial covenants and restrictions under the foregoing instruments at March 29, 2025.

5. SECURITIZATION FACILITY

On November 12, 2021, the Company (through a wholly owned special purpose entity, Aveanna SPV I, LLC) (the “special purpose entity”) and a lending institution entered into a Receivables Financing Agreement, which, as amended, has a maturity date of July 31, 2026 (as amended, the “Securitization Facility”). On May 31, 2024, the Company amended the Securitization Facility to increase the maximum amount available thereunder from $175.0 million to $225.0 million, subject to certain borrowing base requirements. The balances for debt issuance costs related to the Securitization Facility as of March 29, 2025 and December 28, 2024 were $0.9 million and $1.1 million, respectively and included in other long-term assets. The Company recognized interest expense related to the amortization of debt issuance costs of $0.1 million for the three-month period ended March 29, 2025, and $0.1 million for the three-month period ended March 30, 2024.

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

The outstanding balance under the Securitization Facility was $168.8 million and $168.8 million at March 29, 2025 and December 28, 2024, respectively. The balance accrues interest at a rate equal to the SOFR rate, plus a CSA, plus an applicable margin. The interest rate under the Securitization Facility was 7.57% at March 29, 2025.

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

The Company’s other assets measured at fair value were as follows (amounts in thousands):

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Fair Value Measurements at March 29, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$15,073	$-	$15,073
Interest rate swap agreements	-	11,605	-	11,605
Total derivative assets	$-	$26,678	$-	$26,678

	Fair Value Measurements at December 28, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$22,543	$-	$22,543
Interest rate swap agreements	-	15,737	-	15,737
Total derivative assets	$-	$38,280	$-	$38,280

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

The Company currently has two interest rate swap agreements intended to limit its exposure to interest rate risk on its variable rate debt. These swaps expire on June 30, 2026. Since July 1, 2023, the interest rate swap agreements have paid a fixed rate of 2.03% and received the one-month SOFR rate, subject to a 0.50% floor. The aggregate notional amount of the interest rate swaps remained unchanged at $520.0 million at both March 29, 2025 and December 28, 2024. The fair value of the interest rate swaps was $11.6 million at March 29, 2025 and $15.7 million at December 28, 2024 and is included in other long-term assets in the interim unaudited consolidated balance sheets. The Company does not apply hedge accounting to these agreements and records all mark-to-market adjustments directly to other (expense) income in the consolidated statements of operations, which are included within cash flows from operating activities in the consolidated statements of cash flows. The net settlements incurred with swap counterparties under the swap agreements are recognized through cash flows from financing activities in the consolidated statements of cash flows due to an other-than-insignificant financing element on the interest rate swaps.

The Company has interest rate cap agreements with an aggregate notional amount of $880.0 million and a cap rate of 2.96%. The cap agreements have an expiration date of February 28, 2027. The cap agreements provide that the counterparty pays the Company the amount by which SOFR exceeds 2.96%. The fair value of the interest rate cap agreements was $15.1 million at March 29, 2025 and $22.5 million at December 28, 2024 and is included in other long-term assets on the interim unaudited consolidated balance sheets. The Company does not apply hedge accounting to interest rate cap agreements and records all mark-to-market adjustments directly to other (expense) income in the consolidated statements of operations, which are included within cash flows from operating activities in the consolidated statement of cash flows. The proceeds received from cap counterparties under the cap agreements are recognized through cash flows from operating activities in the consolidated statements of cash flows.

The following losses and gains from these derivatives not designated as hedging instruments were recognized in the Company’s consolidated statements of operations for the three-month periods ended March 29, 2025 and March 30, 2024 (amounts in thousands):

	Statement of Operations	For the three-month periods ended
	Classification	March 29, 2025	March 30, 2024
Interest rate cap agreements	Other (expense) income	$(7,470)	$4,838
Interest rate swap agreements	Other (expense) income	$(4,132)	$3,438

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company does not utilize financial instruments for trading or other speculative purposes.

8. INCOME TAXES

The Company records its provision for income taxes on an interim basis based upon the estimate of the annual effective income tax rate for the full year applied to “ordinary” income or loss, adjusted each quarter for discrete items. The Company analyzes various factors to determine the estimated annual effective income tax rate, including projections of annual earnings, the impact of state and local income taxes, its ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives.

The Company recorded income tax expense of $5.0 million for the three-month period ended March 29, 2025, and income tax expense of $12.7 million for the three-month period ended March 30, 2024.

The Company’s effective tax rate was 48.8% for the three-month period ended March 29, 2025, and 849.8% for the three-month period ended March 30, 2024. The effective tax rates for the three-month periods ended March 29, 2025 and March 30, 2024 differed from the statutory rate of 21% primarily due to certain non-deductible expenses, most notably interest expense, and the changes in the valuation allowance recorded against certain deferred tax assets.

For the three-month period ended March 29, 2025, there were no material changes to the Company's uncertain tax positions. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions in income tax expense in the accompanying consolidated statements of operations.

9. SHARE-BASED COMPENSATION

Pre-IPO Options and Management Restricted Units

The Company recorded compensation expense, net of forfeitures, of $0.7 million for the three-month period ended March 29, 2025, and $0.8 million for the three-month period ended March 30, 2024, which is included in corporate and branch and regional administrative expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense as of March 29, 2025 associated with these outstanding awards was $2.2 million.

Director Restricted Stock Units

In February 2025, the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") approved grants of 173,914 restricted stock units, with a grant date per share fair value of $4.26, to certain independent Directors ("Director RSUs") under the Company's 2021 Omnibus Stock Incentive Plan. Director RSUs vest over a one-year period, and each RSU settles for one share of common stock upon vesting. The Company recorded compensation expense of $0.2 million for the three-month period ended March 29, 2025 and $0.2 million for the three-month period ended March 30, 2024, which is included in corporate expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense as of March 29, 2025 associated with outstanding director restricted stock units was $0.7 million.

Long-Term Incentive Plan ("LTIP")

During the three-month period ended March 29, 2025, the Compensation Committee approved grants of restricted stock units ("RSUs") and performance stock units ("PSUs") under the Company's 2021 Omnibus Stock Incentive Plan. Annual grants of RSUs and PSUs have been awarded since fiscal year 2022. Upon vesting, each RSU and each PSU settles for one share of common stock.

The RSUs are subject to a three-year service-based cliff vesting schedule commencing on the date of grant. Compensation cost for the RSUs is measured based on the grant date fair value of each underlying share of common stock and the number of RSUs granted and is recognized over the applicable vesting period on a straight-line basis. During the three-month period ended March 29, 2025, the Company granted 1,649,109 RSUs with a grant date per share fair value of $4.26. The Company recorded compensation expense, net of forfeitures, of $1.5 million for the three-month period ended March 29, 2025, and $1.0 million for the three-month period ended March 30, 2024, which is included in corporate and branch and regional administrative expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense was $12.4 million as of March 29, 2025.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The PSUs contain performance criterion based on adjusted EBITDA targets for each of the three years during the vesting period. Achievement of any annual target during the three years subsequent to the grant date results in a cumulative achievement event for the target year and any prior year award not previously achieved. Additionally, the PSUs are subject to a three-year service-based cliff vesting schedule commencing on the date of grant. The PSUs have service and performance conditions, and compensation cost is initially measured based on the grant date fair value of each underlying share of common stock. Cumulative compensation cost is subsequently adjusted at the end of each reporting period to reflect the current estimation of achieving the performance condition. During the three-month period ended March 29, 2025, the Company granted 1,649,014 PSUs with a weighted average grant date per share fair value of $4.26. Further, during three-month period ended March 29, 2025, the Compensation Committee modified PSUs originally issued during the three-month period ended April 2, 2022. The previous performance criterion were replaced with an Adjusted EBITDA target for the fiscal year ending January 3, 2026. Effects of the modification are reflected in compensation expense, net of forfeitures for the three-month period ended March 29, 2025. The Company recorded compensation expense, net of forfeitures, of $0.5 million for the three-month period ended March 29, 2025 and $0.7 million for the three-month period ended March 30, 2024, which is included in corporate and branch and regional administrative expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense was $14.6 million as of March 29, 2025.

Senior Management Retention Plan ("SMRP")

In the second quarter of 2023, the Compensation Committee approved SMRP awards to certain members of management to be paid in the form of RSUs under the 2021 Omnibus Stock Incentive Plan. The awards were granted based on a fixed dollar value for each member of senior management included in the plan. The performance condition related to the SMRP was achieved during the three-month period ended March 29, 2025, resulting in the acceleration of the related compensation expense of the awards. The Company recorded compensation expense, net of forfeitures, of $7.6 million during the three-month period ended March 29, 2025, and $1.0 million during the three-month period ended March 30, 2024, which is included in corporate expenses and branch and regional administrative expenses in the accompanying consolidated statements of operations. There was no unrecognized compensation expense as of March 29, 2025.

Total compensation expense, net of forfeitures, for all awards under the Amended and Restated 2017 Stock Incentive Plan and 2021 Omnibus Incentive Plan was $10.5 million for the three-month period ended March 29, 2025 and $3.7 million for the three-month period ended March 30, 2024. Total unrecognized compensation expense for all awards under such plans was $29.9 million as of March 29, 2025.

Employee Stock Purchase Plan

During the three-month period ended March 29, 2025, participants in the Company's Employee Stock Purchase Plan purchased a total of 847,673 shares of common stock at a weighted average price of approximately $2.11 per share. During the three-month period ended March 30, 2024, participants purchased 1,010,635 shares of common stock at a weighted average price of approximately $1.33 per share.

The Company recorded compensation expense of $0.5 million for the three-month period ended March 29, 2025 and $0.4 million for the three-month period ended March 30, 2024, which is included in corporate expenses, branch and regional administrative expenses and cost of revenue, excluding depreciation and amortization in the accompanying consolidated statements of operations.

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

Since October 1, 2024, the Company has maintained primary commercial insurance coverage on a claims-made basis for professional liability claims with a $2.0 million per claim deductible, a $2.0 million aggregate buffer retention, and $5.0 million per claim and annual aggregate limits. Prior to October 1, 2024, the Company maintained primary commercial insurance coverage on a claims made basis for professional liability claims with varying deductibles by policy year from $0.5 million to $2.0 million on a per claim basis and $4.5 million to $6.0 million per claim and annual aggregate limits. Moreover, the Company maintains excess insurance coverage for professional liability claims to cover any claims over the aggregate limits. In addition, the Company maintains workers’ compensation insurance with $0.5 million per claim deductible and statutory limits. The Company reimburses insurance carriers for deductible losses under these policies. The Company’s insurance carriers require collateral to secure the Company’s obligation to reimburse insurance carriers for these deductible payments. Collateral as of both March 29, 2025 and December 28, 2024 was comprised of $23.1 million of issued letters of credit and $0.7 million in cash collateral.

As of March 29, 2025, insurance reserves totaling $93.8 million were included on the interim unaudited consolidated balance sheets, representing $41.0 million and $52.8 million of reserves for professional liability claims and workers’ compensation claims, respectively. At December 28, 2024, insurance reserves totaling $97.8 million were included on the consolidated balance sheets, representing $42.7 million and $55.1 million of reserves for professional liability claims and workers’ compensation claims, respectively.

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

11. RELATED PARTY TRANSACTIONS

As of March 29, 2025, one of the Company’s significant shareholders owned 9.0% of the 2021 Extended Term Loan.

12. SEGMENT INFORMATION

The Company’s operating segments have been identified based upon how management has organized the business by services provided to customers and how the chief operating decision maker ("CODM") manages the business and allocates resources. The CODM for the Company is the Chief Executive Officer. The Company has three operating segments and three reportable segments, Private Duty Services, Home Health & Hospice, and Medical Solutions. The PDS segment predominantly includes private duty skilled nursing services, non-clinical and personal care services, and pediatric therapy services. The HHH segment provides home health and hospice services to predominately elderly patients. Through the MS segment, the Company provides enteral nutrition and other products to adults and children, delivered on a periodic or as-needed basis.

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

Results shown for the three-month periods ended March 29, 2025 and March 30, 2024 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

The following tables summarize the Company’s segment information for the three-month periods ended March 29, 2025 and March 30, 2024 (amounts in thousands):

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the three-month period ended March 29, 2025
	PDS	HHH	MS	Total
Revenue	$459,998	$56,733	$42,493	$559,224
Cost of revenue, excluding depreciation and amortization	325,313	25,993	24,360	375,666
Gross margin	$134,685	$30,740	$18,133	$183,558
Gross margin percentage	29.3%	54.2%	42.7%	32.8%

	For the three-month period ended March 30, 2024
	PDS	HHH	MS	Total
Revenue	$395,009	$54,613	$41,031	$490,653
Cost of revenue, excluding depreciation and amortization	294,874	25,639	$24,286	344,799
Gross margin	$100,135	$28,974	$16,745	$145,854
Gross margin percentage	25.4%	53.1%	40.8%	29.7%

	For the three-month periods ended
Segment Reconciliation:	March 29, 2025	March 30, 2024
Total segment gross margin	$183,558	$145,854
Branch and regional administrative expenses	91,387	87,914
Corporate expenses	37,505	29,842
Depreciation and amortization	2,594	2,912
Acquisition-related costs	106	-
Other operating expense	165	2,320
Operating income	51,801	22,866
Interest income	132	102
Interest expense	(36,335)	(39,647)
Other (expense) income	(5,450)	18,169
Income before income taxes	$10,148	$1,490

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

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the three-month periods ended
	March 29, 2025	March 30, 2024
Numerator:
Net income (loss)	$5,193	$(11,172)
Denominator:
Weighted average shares of common stock outstanding (1), basic	194,671	192,241
Net income (loss) per share, basic	$0.03	$(0.06)

Weighted average shares of common stock outstanding (1), diluted	206,238	192,241
Net income (loss) per share, diluted	$0.03	$(0.06)
Dilutive securities outstanding not included in the computation of diluted net income (loss) per share, as their effect is antidilutive:
RSUs	-	9,709
PSUs	-	6,558
Stock options	13,001	13,153

(1)
The calculation of weighted average shares of common stock outstanding includes all vested deferred restricted stock units.

14. SUBSEQUENT EVENT

On April 1, 2025, the Company, and Thrive Skilled Pediatric Care, LLC, a Delaware limited liability company (“Thrive”), entered into an Agreement and Plan of Merger (the "Merger"). Upon completion of the Merger, Thrive will continue as a wholly-owned subsidiary of the Company. The Company will pay approximately $75.0 million, primarily in the form of shares of Common Stock of the Company, as consideration for the Merger, subject to customary purchase price adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations, financial condition, liquidity and cash flows for the periods presented below. This discussion should be read in conjunction with the interim unaudited consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and related notes, our “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in each case included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 filed with the SEC. As discussed in the section above titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements that are based upon our current expectations, including with respect to our future revenues and operating results. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below as well as in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

Unless otherwise provided, “Aveanna,” “we,” “our” and the “Company” refer to Aveanna Healthcare Holdings Inc. and its consolidated subsidiaries.

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52-week or 53-week fiscal year. “Fiscal year 2025” refers to the 53-week fiscal year ending on January 3, 2026. “Fiscal year 2024” refers to the 52-week fiscal year ended on December 28, 2024. The “three-month period ended March 29, 2025”, or “first quarter of 2025” refers to the 13-week fiscal quarter ended on March 29, 2025. The “three-month period ended March 30, 2024” or “first quarter of 2024” refers to the 13-week fiscal quarter ended on March 30, 2024.

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

The following table summarizes the revenues generated by each of our segments for the three-month periods ended March 29, 2025 and March 30, 2024, respectively:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the three-month period ended March 29, 2025	$559,224	$459,998	$56,733	$42,493
Percentage of consolidated revenue		82%	10%	8%
For the three-month period ended March 30, 2024	$490,653	$395,009	$54,613	$41,031
Percentage of consolidated revenue		81%	11%	8%

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

HHH Segment Operating Metrics

Home Health Total Admissions and Home Health Episodic Admissions

Home health total admissions represents the number of new patients who have begun receiving services. We review the number of home health admissions on a daily basis as we believe it is a leading indicator of our growth. We measure home health admissions by reimbursement structure, separating them into home health episodic admissions, which are reimbursed for a fixed duration of care - typically 30 days, and other admissions, which primarily follow a per-visit reimbursement model. This allows us to better understand the payor mix of our home health business.

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

Results of Operations

Three-Month Period Ended March 29, 2025 Compared to the Three-Month Period Ended March 30, 2024

The following table summarizes our consolidated results of operations, including Field contribution, which is a non-GAAP measure (see “Non-GAAP Financial Measures” below), for the three-month periods indicated:

	For the three-month periods ended
(dollars in thousands)	March 29, 2025	% of Revenue	March 30, 2024	% of Revenue	Change	% Change
Revenue	$559,224	100.0%	$490,653	100.0%	$68,571	14.0%
Cost of revenue, excluding depreciation and amortization	375,666	67.2%	344,799	70.3%	30,867	9.0%
Gross margin	$183,558	32.8%	$145,854	29.7%	$37,704	25.9%
Branch and regional administrative expenses	91,387	16.3%	87,914	17.9%	3,473	4.0%
Field contribution	$92,171	16.5%	$57,940	11.8%	$34,231	59.1%
Corporate expenses	37,505	6.7%	29,842	6.1%	7,663	25.7%
Depreciation and amortization	2,594	0.5%	2,912	0.6%	(318)	-10.9%
Acquisition-related costs	106	0.0%	-	0.0%	106	100.0%
Other operating expense	165	0.0%	2,320	0.5%	(2,155)	-92.9%
Operating income	$51,801	9.3%	$22,866	4.7%	$28,935	126.5%
Interest expense, net	(36,203)		(39,545)		3,342	-8.5%
Other (expense) income	(5,450)		18,169		(23,619)	-130.0%
Income tax expense	(4,955)		(12,662)		7,707	-60.9%
Net income (loss)	$5,193		$(11,172)		$16,365	146.5%

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the three-month periods indicated:

	For the three-month periods ended
(dollars in thousands)	March 29, 2025	March 30, 2024	Change	% Change
Revenue	$559,224	$490,653	$68,571	14.0%
Cost of revenue, excluding depreciation and amortization	375,666	344,799	30,867	9.0%
Gross margin	$183,558	$145,854	$37,704	25.9%
Gross margin percentage	32.8%	29.7%
Branch and regional administrative expenses	91,387	87,914	3,473	4.0%
Field contribution	$92,171	$57,940	$34,231	59.1%
Field contribution margin	16.5%	11.8%
Corporate expenses	$37,505	$29,842	$7,663	25.7%
As a percentage of revenue	6.7%	6.1%
Operating income	$51,801	$22,866	$28,935	126.5%
As a percentage of revenue	9.3%	4.7%

The following tables summarize our key performance measures by segment for the three-month periods indicated:

	PDS
	For the three-month periods ended
(dollars and hours in thousands)	March 29, 2025	March 30, 2024	Change	% Change
Revenue	$459,998	$395,009	$64,989	16.5%
Cost of revenue, excluding depreciation and amortization	325,313	294,874	30,439	10.3%
Gross margin	$134,685	$100,135	$34,550	34.5%
Gross margin percentage	29.3%	25.4%		3.9%	(4)
Hours	10,887	10,264	623	6.1%
Revenue rate	$42.25	$38.48	$3.77	10.4%	(1)
Cost of revenue rate	$29.88	$28.73	$1.15	4.2%	(2)
Spread rate	$12.37	$9.75	$2.62	28.4%	(3)

	HHH
	For the three-month periods ended
(dollars and admissions/episodes in thousands)	March 29, 2025	March 30, 2024	Change	% Change
Revenue	$56,733	$54,613	$2,120	3.9%
Cost of revenue, excluding depreciation and amortization	25,993	25,639	354	1.4%
Gross margin	$30,740	$28,974	$1,766	6.1%
Gross margin percentage	54.2%	53.1%		1.1%	(4)
Home health total admissions (5)	9.7	10.1	(0.4)	-4.0%
Home health episodic admissions (6)	7.5	7.6	(0.1)	-1.3%
Home health total episodes (7)	12.1	12.1	-	0.0%
Home health episodic mix (8)	77.3%	75.2%		2.1%
Home health revenue per completed episode (9)	$3,128	$3,064	$64	2.1%

	MS
	For the three-month periods ended
(dollars and UPS in thousands)	March 29, 2025	March 30, 2024	Change	% Change
Revenue	$42,493	$41,031	$1,462	3.6%
Cost of revenue, excluding depreciation and amortization	24,360	24,286	74	0.3%
Gross margin	$18,133	$16,745	$1,388	8.3%
Gross margin percentage	42.7%	40.8%		1.9%	(4)
Unique patients served (“UPS”)	89	92	(3.0)	-3.3%
Revenue rate	$477.45	$445.99	$31.46	6.9%	(1)
Cost of revenue rate	$273.71	$263.98	$9.73	3.6%	(2)
Spread rate	$203.74	$182.01	$21.73	11.6%	(3)

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
(5)
Represents home health episodic and other admissions.
(6)
Represents home health episodic admissions.
(7)
Represents episodic admissions and recertifications.
(8)
Represents the ratio of home health episodic admissions to home health total admissions.
(9)
Represents Medicare revenue per completed episode.

The following discussion of our results of operations should be read in conjunction with the foregoing tables summarizing our consolidated results of operations and key performance measures, as well as our interim unaudited consolidated financial statements of operations contained in this Quarterly Report on Form 10-Q (our "Quarterly Financial Statements") and our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

Summary Operating Results

Operating Income

Operating income was $51.8 million, or 9.3% of revenue, for the three-month period ended March 29, 2025, as compared to operating income of $22.9 million for the three-month period ended March 30, 2024, an increase of $28.9 million.

Operating income for the first quarter of 2025 was positively impacted by an increase of $34.2 million, or 59.1%, in Field contribution, as compared to the first quarter of 2024. The $34.2 million increase in Field contribution resulted from a $68.6 million, or 14.0%, increase in consolidated revenue and a 4.7% increase in our Field contribution margin to 16.5% for the first quarter of 2025 from 11.8% for the first quarter of 2024. The primary driver of our higher Field contribution margin over the comparable quarter was an increase in gross margin percentage of 3.1%, along with a 1.6% decrease in branch and regional administrative expenses as a percentage of revenue to 16.3% for the first quarter of 2025 from 17.9% for the first quarter of 2024.

The following items primarily contributed to the $28.9 million increase in operating income over the comparable first quarter period:

•
the previously discussed $34.2 million increase in Field contribution; and
•
a $2.2 million decrease in other operating expense, offset by
•
a $7.7 million increase in corporate expenses.

Net Income (Loss)

Net income for the three-month period ended March 29, 2025 was $5.2 million, as compared to net loss of $11.2 million for the three-month period ended March 30, 2024. The $16.4 million increase in net income was primarily driven by the following:

•
the previously discussed $28.9 million increase in operating income;
•
a $3.3 million decrease in interest expense, net; and
•
a $7.7 million decrease in tax expense; offset by
•
an aggregate $23.6 million decrease in valuation gains on interest rate derivatives and net settlements received from interest rate derivative counterparties over the comparable periods.

Revenue

Revenue was $559.2 million for the three-month period ended March 29, 2025, as compared to $490.7 million for the three-month period ended March 30, 2024, an increase of $68.6 million, or 14.0%. This increase resulted from the following segment activity:

•
a $65.0 million, or 16.5%, increase in PDS revenue;
•
a $2.1 million, or 3.9%, increase in HHH revenue; and
•
a $1.5 million, or 3.6%, increase in MS revenue.

Our PDS segment revenue growth of $65.0 million, or 16.5%, for the three-month period ended March 29, 2025 was attributable to a 6.1% increase in volume and a 10.4% increase in revenue rate. The 6.1% increase in volume was primarily attributable to growth in demand for non-clinical services.

The 10.4% increase in PDS revenue rate for the three-month period ended March 29, 2025, as compared to the three-month period ended March 30, 2024, resulted primarily from reimbursement rate increases issued by various state Medicaid programs and Managed Medicaid payers, including payments received in the current period related to certain rate increases applied retroactively and improved collections on fully reserved aged receivables.

Our HHH segment revenue increase of $2.1 million, or 3.9%, for the three-month period ended March 29, 2025, as compared to the three-month period ended March 30, 2024, resulted primarily from an increase in home health revenue per completed episode due to improvements in home health episodic mix.

The $1.5 million, or 3.6%, increase in MS segment revenue for the three-month period ended March 29, 2025, as compared to the three-month period ended March 30, 2024, was attributable to a 6.9% increase in revenue rate, partially offset by a decline in volume of 3.3% over the comparable period.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $375.7 million for the three-month period ended March 29, 2025, as compared to $344.8 million for the three-month period ended March 30, 2024, an increase of $30.9 million, or 9.0%. This increase resulted from the following segment activity:

•
a $30.4 million, or 10.3%, increase in PDS cost of revenue;
•
a $0.4 million, or 1.4%, increase in HHH cost of revenue; and
•
a $0.1 million, or 0.3%, increase in MS cost of revenue.

The 10.3% increase in PDS cost of revenue for the three-month period ended March 29, 2025 resulted from the previously described 6.1% increase in PDS volume combined with a 4.2% increase in PDS cost of revenue rate. The 4.2% increase in cost of revenue rate primarily resulted from higher caregiver labor costs, including the pass-through of reimbursement rate increases.

The 1.4% increase in HHH cost of revenue for the three-month period ended March 29, 2025 was driven primarily by higher caregiver labor costs.

The 0.3% increase in MS cost of revenue for the three-month period ended March 29, 2025 was driven by the 3.6% increase in cost of revenue rate, offset by the previously described 3.3% decline in MS volumes.

Gross Margin and Gross Margin Percentage

Gross margin was $183.6 million, or 32.8% of revenue, for the three-month period ended March 29, 2025, as compared to $145.9 million, or 29.7% of revenue, for the three-month period ended March 30, 2024. Gross margin increased $37.7 million, or 25.9%, from the comparable prior year quarter. The 3.1% increase in gross margin percentage for the three-month period ended March 29, 2025 resulted from the combined changes in our revenue rates and cost of revenue rates in each of our segments, which we refer to as the change in our spread rate, as follows:

•
a 28.4% increase in PDS spread rate from $9.75 to $12.37 driven by the 10.4% increase in PDS revenue rate, net of the 4.2% increase in PDS cost of revenue rate;
•
a 11.6% increase in MS spread rate from $182.01 to $203.74 driven by the 6.9% increase in MS revenue rate, net of the 3.6% increase in MS cost of revenue rate; and
•
a 1.1% increase in gross margin percentage in our HHH segment.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $91.4 million, or 16.3% of revenue, for the three-month period ended March 29, 2025, as compared to $87.9 million, or 17.9% of revenue, for the three-month period ended March 30, 2024, an increase of $3.5 million, or 4.0%.

The 4.0% increase in branch and regional administrative expenses for the three-month period ended March 29, 2025, as compared to the three-month period ended March 30, 2024, was primarily due to an increase in incentive compensation expense during the current three-month period due to improved forecasted performance compared to annual targets and the acceleration of certain non-cash share-based compensation awards during the quarter. The overall 1.6% decrease in branch and regional administrative expenses as a percentage of revenue for the three-month period ended March 29, 2025, as compared to the three-month period ended March 30, 2024, resulted from leveraging our branch and administrative expense structure as a result of our restructuring efforts.

Field Contribution and Field Contribution Margin

Field contribution was $92.2 million, or 16.5% of revenue, for the three-month period ended March 29, 2025, as compared to $57.9 million, or 11.8% of revenue, for the three-month period ended March 30, 2024. Field contribution increased $34.2 million, or 59.1%, for the three-month period ended March 29, 2025, as compared to the three-month period ended March 30, 2024. The 4.7% increase in Field contribution margin for the three-month period ended March 29, 2025 resulted from the following:

•
a 3.1% increase in gross margin percentage for the three-month period ended March 29, 2025, as compared to the three-month period ended March 30, 2024; and
•
a 1.6% decrease in branch and regional administrative expenses as a percentage of revenue for the three-month period ended March 29, 2025, as compared to the three-month period ended March 30, 2024.

Field contribution and Field contribution margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the three-month periods ended March 29, 2025 and March 30, 2024 were as follows:

	For the three-month periods ended
	March 29, 2025		March 30, 2024
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$559,224		$490,653
Corporate expense components:
Compensation and benefits	$19,131	3.4%	$15,878	3.2%
Non-cash share-based compensation	7,443	1.3%	2,423	0.5%
Professional services	5,441	1.0%	6,313	1.3%
Rent and facilities expense	3,079	0.6%	3,013	0.6%
Office and administrative	389	0.1%	577	0.1%
Other	2,022	0.4%	1,638	0.3%
Total corporate expenses	$37,505	6.7%	$29,842	6.1%

Corporate expenses were $37.5 million, or 6.7% of revenue, for the three-month period ended March 29, 2025, as compared to $29.8 million, or 6.1% of revenue, for the three-month period ended March 30, 2024. The $7.7 million, or 25.7%, increase in corporate expenses resulted primarily from higher compensation and benefits costs and non-cash share-based compensation.

Depreciation and Amortization

Depreciation and amortization was $2.6 million for the three-month period ended March 29, 2025, as compared to $2.9 million for the three-month period ended March 30, 2024, a decrease of $0.3 million, or 10.9%. The $0.3 million decrease primarily resulted from improved capital asset management.

Other Operating Expense

Other operating expense was $0.2 million for the three-month period ended March 29, 2025, as compared to other operating expense of $2.3 million for the three-month period ended March 30, 2024, a decrease in other operating expense of $2.2 million. The $2.2 million decrease primarily resulted from a certain facility lease asset impairment recorded in the first fiscal quarter of 2024.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $36.2 million for the three-month period ended March 29, 2025, as compared to $39.5 million for the three-month period ended March 30, 2024, a decrease of $3.3 million, or 8.5%. The decrease was primarily driven by a lower principal balance on the 2021 Extended Term Loan (as described in Note 4 to our Quarterly Financial Statements) and decreases in the U.S. federal funds rate. See further analysis under Liquidity and Capital Resources below.

Other (Expense) Income

Other expense was $5.5 million for the three-month period ended March 29, 2025, as compared to other income of $18.2 million for the three-month period ended March 30, 2024, a decrease to other income of $23.6 million. We realized a $19.9 million increase in non-cash valuation losses associated with interest rate derivatives resulting from changes in market expectations of future interest rates as of the comparable quarter-end valuation date, as well as a $3.6 million decrease in net settlements with interest rate derivative counterparties as interest rates decreased compared to the prior year fiscal quarter due to lower market interest rates. Details of other (expense) income included the following:

	For the three-month periods ended
(dollars in thousands)	March 29, 2025	March 30, 2024
Valuation (loss) gain to state interest rate derivatives at fair value	$(11,602)	$8,276
Net settlements received from interest rate derivative counterparties	6,007	9,641
Other	145	252
Total other (expense) income	$(5,450)	$18,169

Income Taxes

We record income tax expense during interim periods based on our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. We analyze various factors to determine the estimated annual effective income tax rate, including projections of our annual earnings, the impact of state and local income taxes, our ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. We incurred income tax expense of $5.0 million for the three-month period ended March 29, 2025, as compared to income tax expense of $12.7 million for the three-month period ended March 30, 2024. This decrease in tax expense was primarily driven by differences in our projections of annual earnings at the end of each comparable three-month period, as well as changes in federal and state valuation allowances, and changes to federal and state current tax expense due to certain non-deductible expenses, most notably interest expense.

Non-GAAP Financial Measures

In addition to our results of operations prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which we have discussed above, we also evaluate our financial performance using EBITDA, Adjusted EBITDA, Field contribution and Field contribution margin.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP financial measures and are not intended to replace financial performance measures determined in accordance with U.S. GAAP, such as net income or loss. Rather, we present EBITDA and Adjusted EBITDA as supplemental measures of our performance. We define EBITDA as net income or loss before interest expense, net; income tax expense; and depreciation and amortization. We define Adjusted EBITDA as EBITDA, adjusted for the impact of certain other items that are either non-recurring, infrequent, non-cash, unusual, or items deemed by management to not be indicative of the performance of our core operations, including impairments of goodwill, intangible assets, and other long-lived assets; non-cash, share-based compensation, and associated employer payroll taxes; loss on extinguishment of debt; fees related to debt modifications; the effect of interest rate derivatives; acquisition-related and integration costs; legal costs and settlements associated with acquisition matters; restructuring costs; other legal matters; other system transition costs, professional fees; and other costs including gains and losses on acquisitions and dispositions of certain businesses. As non-GAAP financial measures, our computations of EBITDA and Adjusted EBITDA may vary from similarly termed non-GAAP financial measures used by other companies, making comparisons with other companies on the basis of this measure impracticable.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods indicated:

	For the three-month periods ended
(dollars in thousands)	March 29, 2025	March 30, 2024
Net income (loss)	$5,193	$(11,172)
Interest expense, net	36,203	39,545
Income tax expense	4,955	12,662
Depreciation and amortization	2,594	2,912
EBITDA	48,945	43,947
Goodwill, intangible and other long-lived asset impairment	167	2,320
Non-cash share-based compensation	10,996	4,081
Interest rate derivatives (1)	5,595	(17,918)
Acquisition-related costs (2)	107	-
Integration costs (3)	274	299
Legal costs and settlements associated with acquisition matters (4)	1,039	402
Restructuring (5)	336	1,470
Other legal matters (6)	76	1,095
Other adjustments (7)	(181)	(813)
Total adjustments (8)	$18,409	$(9,064)
Adjusted EBITDA	$67,354	$34,883

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
(3)
Represents (i) costs associated with our Integration Management Office, which focuses on our integration efforts and transformational projects such as systems conversions and implementations, material cost reduction and restructuring projects, among other things, of $0.2 million for the three-month period ended March 29, 2025, and $0.3 million for the three-month period ended March 30, 2024; and (ii) transitionary costs incurred to integrate acquired companies into our field and corporate operations of $0.0 million for the three-month period ended March 29, 2025 and $0.0 million for the three-month period ended March 30, 2024. Transitionary costs incurred to integrate acquired companies include IT consulting costs and related integration support costs; salary, severance and retention costs associated with duplicative acquired company personnel until such personnel are exited from the Company; accounting, legal and consulting costs; expenses and impairments related to the closure and consolidation of overlapping markets of acquired companies, including lease termination and relocation costs; costs associated with terminating legacy acquired company contracts and systems; and one-time costs associated with rebranding our acquired companies and locations to the Aveanna brand.
(4)
Represents legal and forensic costs, as well as settlements associated with resolving legal matters arising during or as a result of our acquisition-related activities. This primarily includes costs of $0.9 million for the three-month period ended March 29, 2025 and $0.4 million for the three-month period ended March 30, 2024, to comply with the U.S. Department of Justice, Antitrust Division’s grand jury subpoena related to nurse wages and hiring activities in certain of our markets, in connection with a terminated transaction.
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
(7)
Represents other costs or (income) that are either non-cash or non-core to the Company’s ongoing operations of $(0.2) million for the three-month period ended March 29, 2025, and $(0.8) million for the three-month period ended March 30, 2024.
(8)
The table below reflects the increase or decrease, and aggregate impact, to the line items included in our consolidated statements of operations based upon the adjustments used in arriving at Adjusted EBITDA from EBITDA for the periods indicated:

	Impact to Adjusted EBITDA
	For the three-month periods ended
(dollars in thousands)	March 29, 2025	March 30, 2024
Cost of revenue, excluding depreciation and amortization	$299	$95
Branch and regional administrative expenses	3,279	1,312
Corporate expenses	9,109	5,378
Acquisition-related costs	107	-
Other operating expense	(63)	2,320
Other (expense) income	5,678	(18,169)
Total adjustments	$18,409	$(9,064)

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

The following table reconciles gross margin to Field contribution and Field contribution margin for the periods indicated:

	For the three-month periods ended
(dollars in thousands)	March 29, 2025	March 30, 2024
Gross margin	$183,558	$145,854
Gross margin percentage	32.8%	29.7%
Branch and regional administrative expenses	91,387	87,914
Field contribution	$92,171	$57,940
Field contribution margin	16.5%	11.8%
Revenue	$559,224	$490,653

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

For additional information with respect to the foregoing litigation matters, please see "Litigation and Other Current Liabilities" set forth in Note 10 to our Quarterly Financial Statements.

At March 29, 2025 we had $71.5 million in cash on hand, $56.2 million available to us under our Securitization Facility and approximately $138.0 million of borrowing capacity under the Revolving Credit Facility. Available borrowing capacity under the Revolving Credit Facility is subject to a maintenance leverage covenant that becomes effective if more than 30% of the total commitment is utilized, subject to a $15.0 million carve-out for letters of credit. We believe that our operating cash flows, available cash on hand, and availability under our Securitization Facility and Revolving Credit Facility will be sufficient to meet our cash requirements for at least the next twelve months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments and future results of operations. We cannot assure you that cash provided by operating activities or cash and cash equivalents on hand will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.

Cash Flow Activity

The following table sets forth a summary of our cash flows from operating, investing, and financing activities for the three-month periods presented:

	For the three-month periods ended
(dollars in thousands)	March 29, 2025	March 30, 2024
Net cash used in operating activities	$(8,632)	$(11,972)
Net cash used in investing activities	$(2,348)	$(1,308)
Net cash (used in) provided by financing activities	$(1,814)	$11,945

Operating Activities

The primary sources or uses of our operating cash flow are operating income or operating losses, as well as any other significant non-cash items such as depreciation, amortization and share-based compensation, and cash paid for interest. The timing of collections of accounts receivable and the payment of accounts payable, other accrued liabilities and accrued payroll can also impact and cause fluctuations in our operating cash flow. Cash used in operating activities decreased by $3.3 million for the three-month period ended March 29, 2025 compared to the three-month period ended March 30, 2024, primarily due to:

•
improvements in operating income over the prior year period; partially offset by
•
the provision of cash associated with operating assets and liabilities over the comparable period, including the timing of collections of accounts receivable, as well as payroll and incentive settlements.

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

	March 30, 2024	June 29, 2024	September 28, 2024	December 28, 2024	March 29, 2025
Days Sales Outstanding	45.8	47.8	48.1	46.4	45.6

Investing Activities

Net cash used in investing activities was $2.3 million for the three-month period ended March 29, 2025, as compared to $1.3 million for the three-month period ended March 30, 2024. The primary driver of the $1.0 million decrease in cash used in the current period was the prior year purchase of certificates of need of $2.7 million.

Financing Activities

Net cash used in financing activities increased by $13.8 million, from $11.9 million net cash provided by financing activities for the three-month period ended March 30, 2024 to $1.8 million used for the three-month period ended March 29, 2025. The $13.8 million increase was primarily attributable to borrowings under the Securitization Facility during the prior year period. There were no borrowings under our Securitization Facility during the three-month period ended March 29, 2025.

Indebtedness

We typically incur term loan indebtedness to finance our acquisitions, and we borrow under our Securitization Facility and Revolving Credit Facility from time to time for working capital purposes, as well as to finance acquisitions, as needed. The following table presents our current and long-term obligations under our credit facilities as of March 29, 2025 and December 28, 2024, as well as related interest expense for the three-month periods ended March 29, 2025 and March 30, 2024, respectively:

	Current and Long-term			Interest Expense
(dollars in thousands)	Obligations			For the three-month periods ended
Instrument	March 29, 2025	December 28, 2024	Interest Rate	March 29, 2025	March 30, 2024
2021 Extended Term Loan (1)	$888,250	$890,550	S + 3.75%	$18,685	$20,977
Term Loan - Second Lien Term Loan (1)	415,000	415,000	S + 7.00%	12,169	13,137
Revolving Credit Facility (1)	-	-	S + 3.75%	174	213
Securitization Facility (2)	168,750	168,750	S + 3.15%	3,262	3,683
Amortization of debt issuance costs	-	-		1,646	1,223
Other	-	-		399	414
Total Indebtedness	$1,472,000	$1,474,300		$36,335	$39,647
Weighted Average Interest Rate (3)	9.0%	9.2%

(1)
Variable rate debt instrument which accrues interest at a rate equal to the SOFR rate, plus a credit spread adjustment ("CSA"), (subject to a minimum of 0.50%), plus an applicable margin.
(2)
Variable rate debt instrument which accrues interest at a rate equal to the SOFR rate, plus a CSA, plus an applicable margin.
(3)
Represents the weighted average annualized interest rate based upon the outstanding balances at March 29, 2025 and March 30, 2024, respectively, and the applicable interest rates at that date.

We were in compliance with all financial covenants and restrictions related to existing credit facilities at March 29, 2025.

On September 30, 2024 and further on April 16, 2025, we amended the terms of our revolving credit facility (the "Revolving Credit Facility") under our first lien credit agreement to extend the Revolving Credit Facility’s maturity date from April 29, 2026 to the earlier of (i) April 15, 2028 and (ii) May 1, 2026 if by such date the Securitization Facility has not been renewed or replaced or paid-off, in each case, in full, with a maturity date that is January 14, 2028, or later. Additionally, the maximum borrowing availability under the Revolving Credit Facility was reduced from $200.0 million to $170.3 million through April 29, 2026, and then subsequently reduces availability to $148.9 million from April 29, 2026 through the amended maturity date.

Contractual Obligations

Our contractual obligations consist primarily of long-term debt obligations, interest payments, operating and financing leases. These contractual obligations impact our short-term and long-term liquidity and capital needs. As of March 29, 2025, there were no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

Critical Accounting Estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 for accounting policies and related estimates we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These critical accounting estimates include patient services and product revenue; business combinations; goodwill; and insurance reserves. There have been no changes to our critical accounting estimates or their application since the date of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer, and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of March 29, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the three-month period ended March 29, 2025, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 29, 2025, none of the directors or officers of the Company adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement", as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed or furnished herewith:

Exhibit Number	Description

10.1+

Eleventh Amendment to First Lien Credit Agreement, dated April 18, 2025, among Aveanna Healthcare LLC, Barclays Bank PLC, as administrative agent, and the other lenders, agents and guarantors party thereto.

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

Aveanna Healthcare Holdings Inc.

Date: May 8, 2025	By:	/s/ Jeff Shaner
Jeff Shaner Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Matthew Buckhalter
Matthew Buckhalter Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2025	By:	/s/ Deborah Stewart
Deborah Stewart
Chief Accounting Officer (Principal Accounting Officer)