Form 10-Q
period 2025-06-28
Aveanna Healthcare Holdings, Inc.
filed 2025-08-07
CIK 1832332

other a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025

or

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

As of August 1, 2025, the registrant had 208,896,373 shares of common stock, $0.01 par value per share, outstanding.

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
▪
our ability to have services funded from third-party payers, including Medicare, Medicaid and private health insurance companies; including as a result of changes to Medicaid to be implemented under the One Big Beautiful Bill Act;
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
▪
healthcare reform and other regulations, including risks related to the proposed rule issued for the home health prospective payment system by Centers for Medicare & Medicaid Services;
▪
changes in the case-mix of our patients, as well as payer mix and payment methodologies;
▪
any reduction in net reimbursement if we do not effectively implement value-based care programs;
▪
the possibility that our business, financial condition and results of operations may be materially adversely affected by public health emergencies, such as a pandemic or other infectious disease outbreak;
▪
acquisition and integration of acquired businesses or assets;
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

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
	As of
	June 28, 2025	December 28, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100,738	$84,288
Patient accounts receivable	316,276	265,193
Receivables under insured programs	4,361	12,465
Prepaid expenses	18,323	17,477
Other current assets	10,217	13,247
Total current assets	449,915	392,670
Property and equipment, net	17,884	17,373
Operating lease right of use assets	38,643	41,278
Goodwill	1,118,730	1,054,552
Intangible assets, net	94,448	89,566
Receivables under insured programs	21,099	22,425
Other long-term assets	30,252	45,530
Total assets	$1,770,971	$1,663,394

LIABILITIES, DEFERRED RESTRICTED STOCK UNITS, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and other accrued liabilities	$46,592	$36,435
Accrued payroll and employee benefits	92,105	87,672
Current portion of insurance reserves - insured programs	4,361	12,465
Current portion of insurance reserves	16,729	18,444
Securitization obligations	168,750	168,750
Current portion of long-term obligations	9,200	9,200
Current portion of operating lease liabilities	16,083	15,498
Other current liabilities	60,412	53,703
Total current liabilities	414,232	402,167
Revolving credit facility	-	-
Long-term obligations, less current portion	1,269,492	1,271,656
Long-term insurance reserves - insured programs	21,099	22,425
Long-term insurance reserves	42,386	44,506
Operating lease liabilities, less current portion	27,723	31,718
Deferred income taxes	6,501	5,894
Other long-term liabilities	800	7,118
Total liabilities	1,782,233	1,785,484
Commitments and contingencies (Note 11)
Deferred restricted stock units	730	1,461
Stockholders’ deficit:
Preferred stock, $0.01 par value as of June 28, 2025 and December 28, 2024
5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value, 1,000,000,000 shares authorized;
208,259,393 and 193,225,177 issued and outstanding, respectively	2,083	1,932
Additional paid-in capital	1,335,870	1,256,680
Accumulated deficit	(1,349,945)	(1,382,163)
Total stockholders’ deficit	(11,992)	(123,551)
Total liabilities, deferred restricted stock units, and stockholders’ deficit	$1,770,971	$1,663,394

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the three-month periods ended		For the six-month periods ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenue	$589,553	$504,958	$1,148,777	$995,611
Cost of revenue, excluding depreciation and amortization	378,753	346,691	754,419	691,490
Branch and regional administrative expenses	90,069	87,972	181,456	175,886
Corporate expenses	34,529	30,245	72,034	60,087
Depreciation and amortization	2,617	2,833	5,211	5,745
Acquisition-related costs	3,400	-	3,506	-
Other operating expense	151	91	316	2,411
Operating income	80,034	37,126	131,835	59,992
Interest income	129	95	261	197
Interest expense	(36,003)	(39,613)	(72,338)	(79,260)
Other (expense) income	(22)	6,371	(5,472)	24,540
Income before income taxes	44,138	3,979	54,286	5,469
Income tax (expense) benefit	(17,113)	9,927	(22,068)	(2,735)
Net income	$27,025	$13,906	$32,218	$2,734
Net income per share:
Net income per share, basic	$0.13	$0.07	$0.16	$0.01
Weighted average shares of common stock outstanding, basic	200,968	192,600	197,819	192,420
Net income per share, diluted	$0.13	$0.07	$0.16	$0.01
Weighted average shares of common stock outstanding, diluted	210,442	196,869	206,763	196,274

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Amounts in thousands, except share data)
(Unaudited)

	For the three-month period ended June 28, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, March 29, 2025	195,093,866	$1,951	$1,274,889	$(1,376,970)	$(100,130)
Issuance of shares in connection with acquisition (Note 4)	11,184,588	112	59,726	-	59,838
Issuance of vested restricted shares	1,980,939	20	(3,904)	-	(3,884)
Non-cash share-based compensation	-	-	5,159	-	5,159
Net income	-	-	-	27,025	27,025
Balance, June 28, 2025	208,259,393	$2,083	$1,335,870	$(1,349,945)	$(11,992)

	For the three-month period ended June 29, 2024
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, March 30, 2024	192,378,711	$1,923	$1,244,210	$(1,382,406)	$(136,273)
Issuance of vested restricted shares	105,192	1	674		675
Non-cash share-based compensation	-	-	2,724	-	2,724
Net income	-	-	-	13,906	13,906
Balance, June 29, 2024	192,483,903	$1,924	$1,247,608	$(1,368,500)	$(118,968)

	For the six-month period ended June 28, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 28, 2024	193,225,177	$1,932	$1,256,680	$(1,382,163)	$(123,551)
Issuance of shares in connection with acquisition (Note 4)	11,184,588	112	59,726	-	59,838
Issuance of vested restricted shares	3,001,955	30	(5,591)	-	(5,561)
Employee stock purchase plan	847,673	9	1,782	-	1,791
Non-cash share-based compensation	-	-	23,273	-	23,273
Net income	-	-	-	32,218	32,218
Balance, June 28, 2025	208,259,393	$2,083	$1,335,870	$(1,349,945)	$(11,992)

	For the six-month period ended June 29, 2024
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 30, 2023	190,733,153	$1,907	$1,239,757	$(1,371,234)	$(129,570)
Employee stock purchase plan	1,010,635	10	1,339	-	1,349
Issuance of vested restricted shares	740,115	7	668	-	675
Non-cash share-based compensation	-	-	5,844	-	5,844
Net income	-	-	-	2,734	2,734
Balance, June 29, 2024	192,483,903	$1,924	$1,247,608	$(1,368,500)	$(118,968)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the six-month periods ended
	June 28, 2025	June 29, 2024
Cash Flows From Operating Activities:
Net income	$32,218	$2,734
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,211	5,745
Amortization of deferred debt issuance costs	3,350	2,484
Reduction in carrying amount of operating lease right of use assets	8,704	10,867
Non-cash share-based compensation	16,155	7,581
Loss on disposal or impairment of licenses, property and equipment, and software	319	308
Fair value adjustments on interest rate derivatives	17,580	(5,130)
Deferred income taxes	607	611
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(31,033)	(36,404)
Prepaid expenses	1,490	1,032
Other current and long-term assets	(3,813)	(14,578)
Accounts payable and other accrued liabilities	8,191	8,362
Accrued payroll and employee benefits	111	5,464
Insurance reserves	(4,929)	7,365
Operating lease liabilities	(9,479)	(10,277)
Other current and long-term liabilities	(1,745)	3,673
Net cash provided by (used in) operating activities	42,937	(10,163)
Cash Flows From Investing Activities:
Acquisitions of businesses, net of cash acquired	(14,853)	-
Purchases of property and equipment, and software	(3,477)	(2,577)
Net cash used in investing activities	(18,330)	(2,577)
Cash Flows From Financing Activities:
Payments for shares withheld to cover employee taxes on vesting of restricted stock	(6,292)	-
Proceeds from employee stock purchase plan	1,791	1,349
Proceeds from securitization obligation	-	25,000
Repayment of securitization obligation	-	(10,000)
Principal payments on term loans	(4,600)	(4,600)
Principal payments on notes payable	(4,086)	(3,561)
Principal payments on financing lease obligations	-	(131)
Payment of debt issuance costs	(1,114)	(267)
Settlements with interest rate swap counterparties	6,144	8,669
Net cash (used in) provided by financing activities	(8,157)	16,459
Net change in cash and cash equivalents	16,450	3,719
Cash and cash equivalents at beginning of period	84,288	43,942
Cash and cash equivalents at end of period	$100,738	$47,661

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$69,193	$77,232
Cash paid for income taxes, net of refunds received	$15,723	$4,939

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS

Aveanna Healthcare Holdings Inc. (together with its consolidated subsidiaries, the “Company”) is headquartered in Atlanta, Georgia and has locations in 38 states with concentrations in Texas, Pennsylvania, and California, providing a broad range of pediatric and adult healthcare services, including nursing, hospice, rehabilitation services, occupational nursing in schools, therapy services, day treatment centers for medically fragile and chronically ill children and adults, as well as delivery of enteral nutrition and other products to patients. In addition, the Company provides respite healthcare services, which are temporary care provider services provided in relief of the patient’s normal caregiver. The Company’s services are designed to provide a high quality, lower cost alternative to prolonged hospitalization.

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

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited consolidated financial statements do not include all the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, these interim unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 28, 2025 and the results of operations for the three and six-month periods ended June 28, 2025 and June 29, 2024, respectively. The results reported in these interim unaudited consolidated financial statements should not be regarded as indicative of results that may be expected for any future period or the year ending January 3, 2026. These interim unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 28, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2025.

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52 or 53-week fiscal year. The interim unaudited consolidated balance sheets reflect the accounts of the Company as of June 28, 2025 and December 28, 2024. For the three-month periods ended June 28, 2025 and June 29, 2024, the interim unaudited consolidated statements of operations and stockholders' deficit reflect the accounts of the Company from March 30, 2025 through June 28, 2025 and March 31, 2024 through June 29, 2024, respectively, each of which includes 13 weeks. For the six-month periods ended June 28, 2025 and June 29, 2024, the interim unaudited consolidated statements of operations, stockholders' deficit, and cash flows reflect the accounts of the Company from December 29, 2024, through June 28, 2025 and December 31, 2023 through June 29, 2024, respectively, each of which includes 26 weeks.

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

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. This standard update requires additional disclosures about certain expenses in commonly presented expense captions. The Company is required to adopt the guidance for its 2027 annual report filed on Form 10-K, though early adoption is permitted. The Company is currently evaluating the impact of these amendments on its disclosures, but this standard update will not impact the Company's results of operations or financial position.

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

Most contracts contain variable consideration; however, it is unlikely that a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payers and by implicit price concessions which the Company estimates based on its historical collection experience. Management estimates the transaction price on a payer-specific basis given its interpretation of the applicable regulations or contract terms. Updated regulations and contract negotiations occur frequently, necessitating regular review and assessment by management. There were no material revenue adjustments recognized from performance obligations satisfied or partially satisfied in previous periods for the three and six-month periods ended June 28, 2025 or June 29, 2024, respectively.

As of June 28, 2025 and December 28, 2024, estimated contractual adjustments and implicit price concessions of $107.0 million and $90.6 million, respectively, were recorded as reductions to patient accounts receivable balances to arrive at the estimated collectible revenue and patient accounts receivable. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of operating expenses in the consolidated statements of operations. The

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company did not record any bad debt expense for the three and six-month periods ended June 28, 2025 or June 29, 2024, respectively.

The following table presents revenue by payer type as a percentage of total revenue for the three and six-month periods ended June 28, 2025 and June 29, 2024, respectively:

	For the three-month periods ended		For the six-month periods ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Medicaid MCO	58.6%	56.2%	58.6%	56.1%
Medicaid	22.2%	22.9%	22.5%	22.6%
Commercial	9.4%	10.5%	9.1%	10.7%
Medicare	9.7%	10.3%	9.7%	10.5%
Self-pay	0.1%	0.1%	0.1%	0.1%
Total revenue	100.0%	100.0%	100.0%	100.0%

4. ACQUISITION

On April 1, 2025, the Company, Thrive Skilled Pediatric Care, LLC, a Delaware limited liability company (“Thrive”), and other parties thereto entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, following a series of mergers, Thrive would become a wholly-owned subsidiary of the Company (collectively, the "Merger"). Thrive is an independent provider of pediatric home care with 23 locations in seven states including Arizona, Georgia, Kansas, New Mexico, North Carolina, Virginia, and Texas. Thrive primarily provides skilled Private Duty Nursing services, but also provides Pediatric Therapy, Licensed Health Aide Services, and Certified Nurse Assistant Services.

On June 2, 2025, the Company paid approximately $75.7 million as consideration upon consummation of the Merger, including the issuance of 11.2 million shares of common stock, equating to $59.8 million based on the opening market price of the Company’s common stock on the closing date. This issuance of the shares of common stock did not involve a public offering and was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering.

The Merger Agreement provides for customary purchase price adjustments, and approximately 1.3 million shares of the Company’s common stock is being held in escrow for a period of up to 12 months following the closing to support obligations under the Merger Agreement.

The preliminary purchase price allocation as of the acquisition date, reflecting measurement period adjustments made during the respective period, are as follows (amounts in thousands):

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Entity	Thrive
Acquisition Date	June 2, 2025
Cash consideration	$15,855
Share-based consideration	59,838
Total	$75,693

Cash and cash equivalents	$1,002
Patient accounts receivable	20,050
Receivables under insured programs	306
Prepaid expenses	494
Other current assets	308
Property and equipment	131
Operating lease right of use assets	1,835
Intangible assets - licenses	5,000
Intangible assets - trade names	540
Receivables under insured programs - long term	1,439
Other long-term assets	1,095

Accounts payable and other accrued liabilities	1,754
Accrued payroll and employee benefits	4,322
Current portion of insurance reserves	679
Current portion of operating lease liabilities	741
Other current liabilities	9,935
Long-term insurance reserves	2,160
Operating lease liabilities, less current portion	1,094

Total identifiable net assets	11,515
Goodwill	64,178
Total	$75,693

The purchase price allocation is preliminary pending a final analysis of the impact of income taxes and finalization of the fair value of intangible assets and net working capital. The preliminary goodwill recognized is attributable to the excess of the particular purchase price of the acquisition over the fair value of identifiable net assets acquired, including other identified intangible assets. Goodwill is primarily attributable to expected synergies resulting from the acquisition. Preliminary goodwill from the Merger was allocated to segments as follows (amounts in thousands):

	PDS	HHH	MS	Total
Balance at December 28, 2024 and March 29, 2025, net (1)	$897,728	$46,188	$110,636	$1,054,552
Acquisition	64,178	-	-	64,178
Balance at June 28, 2025, net (1)	961,906	46,188	110,636	1,118,730

(1) Goodwill balance is net of accumulated impairment losses of $608.0 million for PDS, $119.8 million for MS, and $487.4 million for HHH.

The Company incurred transaction costs of $3.4 million and $3.5 million during the three and six-month periods ended June 28, 2025, respectively. No such cost was recognized during either the three or six-month period ended June 29, 2024. These costs are included in acquisition-related costs in the accompanying consolidated statement of operations.

Pro forma financial information related to the above acquisitions has not been provided as it is not material to the Company’s consolidated results of operations. The results of operations of the above acquisition are included in the Company’s consolidated results of operations from the date of acquisition and were not significant for the six-month period ended June 28, 2025.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following as of June 28, 2025 and December 28, 2024, respectively (dollar amounts in thousands):

Instrument	Stated Maturity Date	Contractual Interest Rate	Interest Rate as of June 28, 2025	June 28, 2025	December 28, 2024
2021 Extended Term Loan (1)	07/2028	S + 3.75%	8.18%	$885,950	$890,550
Second Lien Term Loan (1)	12/2029	S + 7.00%	11.48%	415,000	415,000
Revolving Credit Facility (1)	04/2028	S + 3.75%	8.18%	-	-
Total principal amount of long-term obligations				1,300,950	1,305,550
Less: unamortized debt issuance costs				(22,258)	(24,694)
Total amount of long-term obligations, net of unamortized debt issuance costs				1,278,692	1,280,856
Less: current portion of long-term obligations				(9,200)	(9,200)
Total amount of long-term obligations, net of unamortized debt issuance costs, less current portion				$1,269,492	$1,271,656
(1) S = Greater of 0.50% or one-month SOFR, plus a credit spread adjustment

The 2021 Extended Term Loan bears interest, at the Company’s election, at a variable interest rate based on either SOFR (subject to a minimum of 0.50%), or an alternative base rate ("ABR") (subject to a minimum of 2.00%) for the interest period relevant to such borrowing, plus a credit spread adjustment ("CSA") of 0.10% and an applicable margin of 3.75% for loans accruing interest based on SOFR, and an applicable margin of 2.75% for loans accruing interest based on ABR. The Revolving Credit Facility bears interest, at the Company’s election, at a variable interest rate based on either SOFR (subject to a minimum of 0.50%) or ABR (subject to a minimum of 2.00%), for the interest period relevant to such borrowing, plus a CSA of 0.10% and an applicable margin of 3.75% for loans accruing interest based on SOFR, and an applicable margin of 2.75% for loans accruing interest based on ABR. As of June 28, 2025, the principal amount of the 2021 Extended Term Loan and borrowings under the Revolving Credit Facility each accrued interest at a rate of 8.18%.

The Second Lien Term Loan bears interest at a rate per annum equal to, at the Company’s election, either (1) an applicable margin (equal to 6.00%) plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the Prime Rate and (c) the SOFR rate for an interest period of one month plus a CSA depending on the interest period plus 1.00%; or (2) an applicable margin (equal to 7.00%) plus SOFR and a CSA depending on the interest period; provided that such rate is not lower than a floor of 0.50%. As of June 28, 2025, the principal amount of the Second Lien Term Loan accrued interest at a rate of 11.48%.

Debt issuance costs related to the term loans are recorded as a direct deduction from the carrying amount of the debt. The balances for debt issuance costs related to the term loans as of June 28, 2025 and December 28, 2024 were $22.3 million and $24.7 million, respectively. Debt issuance costs related to the Revolving Credit Facility are recorded within other long-term assets. The balances for debt issuance costs related to the Revolving Credit Facility as of June 28, 2025 and December 28, 2024 were $1.0 million and $1.6 million, respectively. The Company recognized interest expense related to the amortization of debt issuance costs of $1.5 million and $3.1 million for the three and six-month periods ended June 28, 2025, respectively, and $1.1 million and $2.2 million for the three and six-month periods ended June 29, 2024, respectively.

Issued letters of credit as of June 28, 2025 and December 28, 2024 were $23.3 million and $32.3 million, respectively. There were no swingline loans outstanding as of June 28, 2025 or December 28, 2024. Borrowing capacity under the Company's Revolving Credit Facility was approximately $147.0 million as of June 28, 2025 and $138.0 million as of December 28, 2024. Available borrowing capacity under the Revolving Credit Facility is subject to a maintenance leverage covenant that becomes effective if more than 30% of the total commitment is utilized.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of the Company's long-term obligations was estimated using market-observable inputs from the Company’s comparable peers with public debt, including quoted prices in active markets, which are considered Level 2 inputs. The aggregate fair value of the Company's long-term obligations was $1,272.8 million at June 28, 2025.

The Company was in compliance with all financial covenants and restrictions under the foregoing instruments at June 28, 2025.

6. SECURITIZATION FACILITY

On November 12, 2021, the Company (through a wholly owned special purpose entity, Aveanna SPV I, LLC) (the “special purpose entity”) and a lending institution entered into a Receivables Financing Agreement, which, as amended, has a scheduled termination date of June 25, 2028 (as amended, the “Securitization Facility”). On June 25, 2025, the Company amended the Securitization Facility to increase the maximum amount available thereunder from $225.0 million to $275.0 million, subject to certain borrowing base requirements. The balances for debt issuance costs related to the Securitization Facility as of June 28, 2025 and December 28, 2024 were $1.9 million and $1.1 million, respectively and included in other long-term assets. The Company recognized interest expense related to the amortization of debt issuance costs of $0.2 million and $0.3 million for the three and six-month periods ended June 28, 2025, respectively, and $0.2 million and $0.3 million for the three and six-month periods ended June 29, 2024, respectively.

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

The outstanding balance under the Securitization Facility was $168.8 million at both June 28, 2025 and December 28, 2024, respectively. The balance accrues interest at a rate equal to the SOFR rate, plus a CSA, plus an applicable margin. The interest rate under the Securitization Facility was 7.57% at June 28, 2025.

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

The Company’s other assets measured at fair value were as follows (amounts in thousands):

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Fair Value Measurements at June 28, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$11,417	$-	$11,417
Interest rate swap agreements	-	9,283	-	9,283
Total derivative assets	$-	$20,700	$-	$20,700

	Fair Value Measurements at December 28, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$22,543	$-	$22,543
Interest rate swap agreements	-	15,737	-	15,737
Total derivative assets	$-	$38,280	$-	$38,280

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

The Company currently has two interest rate swap agreements intended to limit its exposure to interest rate risk on its variable rate debt. These swaps expire on June 30, 2026. Since July 1, 2023, the interest rate swap agreements have paid a fixed rate of 2.03% and received the one-month SOFR rate, subject to a 0.50% floor. The aggregate notional amount of the interest rate swaps remained unchanged at $520.0 million at June 28, 2025 and December 28, 2024, respectively. The fair value of the interest rate swaps was $9.3 million at June 28, 2025 and $15.7 million at December 28, 2024 and is included in other long-term assets in the interim unaudited consolidated balance sheets. The Company does not apply hedge accounting to these agreements and records all mark-to-market adjustments directly to other (expense) income in the consolidated statements of operations, which are included within cash flows from operating activities in the consolidated statements of cash flows. The net settlements incurred with swap counterparties under the swap agreements are recognized through cash flows from financing activities in the consolidated statements of cash flows due to an other-than-insignificant financing element on the interest rate swaps.

The Company has interest rate cap agreements with an aggregate notional amount of $880.0 million and a cap rate of 2.96%. The cap agreements have an expiration date of February 28, 2027. The cap agreements provide that the counterparty pays the Company the amount by which SOFR exceeds 2.96%. The fair value of the interest rate cap agreements was $11.4 million at June 28, 2025 and $22.5 million at December 28, 2024 and is included in other long-term assets on the interim unaudited consolidated balance sheets. The Company does not apply hedge accounting to interest rate cap agreements and records all mark-to-market adjustments directly to other (expense) income in the consolidated statements of operations, which are included within cash flows from operating activities in the consolidated statement of cash flows. The proceeds received from cap counterparties under the cap agreements are recognized through cash flows from operating activities in the consolidated statements of cash flows.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following losses and gains from these derivatives not designated as hedging instruments were recognized in the Company’s consolidated statements of operations for the three and six-month periods ended June 28, 2025 and June 29, 2024, respectively (amounts in thousands):

	Statement of Operations	For the three-month periods ended
	Classification	June 28, 2025	June 29, 2024
Interest rate cap agreements	Other (expense) income	$(3,656)	$(1,408)
Interest rate swap agreements	Other (expense) income	$(2,322)	$(1,738)

	Statement of Operations	For the six-month periods ended
	Classification	June 28, 2025	June 29, 2024
Interest rate cap agreements	Other (expense) income	$(11,126)	$3,430
Interest rate swap agreements	Other (expense) income	$(6,454)	$1,700

The Company does not utilize financial instruments for trading or other speculative purposes.

9. INCOME TAXES

On July 4, 2025, H.R. 1., also known as the One Big Beautiful Bill Act ("OBBBA) was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The Company is evaluating the full effects of the legislation on its estimated annual effective tax rate and cash tax position. As the legislation was signed into law after the close of our second quarter, the impacts are not included in the operating results for the three and six-month periods ended June 28, 2025.

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

The Company recorded income tax expense of $17.1 million and $22.1 million for the three and six-month periods ended June 28, 2025, respectively, and income tax benefit of $9.9 million and income tax expense of $2.7 million for the three and six-month periods ended June 29, 2024, respectively.

The Company’s effective tax rate was 38.8% and 40.7% for the three and six-month periods ended June 28, 2025, respectively, and negative 249.5% and 50.0% for the three and six-month periods ended June 29, 2024, respectively. The effective tax rates for the three and six-month periods ended June 28, 2025 and June 29, 2024 differed from the statutory rate of 21% primarily due to certain non-deductible expenses, most notably interest expense, and the changes in the valuation allowance recorded against certain deferred tax assets.

For the three and six-month periods ended June 28, 2025, there were no material changes to the Company's uncertain tax positions. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions in income tax expense in the accompanying consolidated statements of operations.

10. SHARE-BASED COMPENSATION

Pre-IPO Options and Management Restricted Units

The Company recorded compensation expense, net of forfeitures, of $0.7 million and $1.4 million for the three and six-month periods ended June 28, 2025, respectively, and $0.0 million and $0.8 million for the three and six-month periods ended June 29, 2024, respectively, which is included in corporate and branch and regional administrative expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense as of June 28, 2025 associated with these outstanding awards was $1.5 million.

Director Restricted Stock Units

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In February 2025, the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") approved grants of 173,914 restricted stock units, with a grant date per share fair value of $4.26, to certain independent Directors ("Director RSUs") under the Company's 2021 Omnibus Stock Incentive Plan (the "2021 Omnibus Incentive Plan"). Director RSUs vest on the first anniversary of the grant date, and each RSU settles for one share of common stock upon vesting. The Company recorded compensation expense of $0.3 million and $0.4 million for the three and six-month periods ended June 28, 2025, respectively, and $0.3 million and $0.5 million for the three and six-month periods ended June 29, 2024, respectively, which is included in corporate expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense as of June 28, 2025 associated with outstanding director restricted stock units was $0.4 million.

Long-Term Incentive Plan ("LTIP")

In February 2025, the Compensation Committee approved grants of restricted stock units ("RSUs") and performance stock units ("PSUs") under the Company's 2021 Omnibus Stock Incentive Plan. Annual grants of RSUs and PSUs have been awarded since fiscal year 2022. Upon vesting, each RSU and each PSU settles for one share of common stock.

The RSUs are subject to a three-year service-based cliff vesting schedule commencing on the date of grant. Compensation cost for the RSUs is measured based on the grant date fair value of each underlying share of common stock and the number of RSUs granted and is recognized over the applicable vesting period on a straight-line basis. In February 2025, the Company granted 1,649,109 RSUs with a grant date per share fair value of $4.26. The Company recorded compensation expense, net of forfeitures, of $1.5 million and $3.1 million for the three and six-month periods ended June 28, 2025, respectively, and $1.1 million and $2.1 million for the three and six-month periods ended June 29, 2024, respectively, which is included in corporate and branch and regional administrative expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense was $11.1 million as of June 28, 2025.

The PSUs contain performance criterion based on adjusted EBITDA targets for each of the three years during the vesting period. Achievement of any annual target during the three years subsequent to the grant date results in a cumulative achievement event for the target year and any prior year award not previously achieved. Additionally, the PSUs are subject to a three-year service-based cliff vesting schedule commencing on the date of grant. The PSUs have service and performance conditions, and compensation cost is initially measured based on the grant date fair value of each underlying share of common stock. Cumulative compensation cost is subsequently adjusted at the end of each reporting period to reflect the current estimation of achieving the performance condition. In February 2025, the Company granted 1,649,014 PSUs with a weighted average grant date per share fair value of $4.26. Further, during three-month period ended March 29, 2025, the Compensation Committee modified PSUs originally issued during the three-month period ended April 2, 2022. The previous performance criterion were replaced with an Adjusted EBITDA target for the fiscal year ending January 3, 2026. Effects of the modification are reflected in compensation expense, net of forfeitures, for the three and six-month periods ended June 28, 2025. The Company recorded compensation expense, net of forfeitures, of $2.2 million and $2.7 million for the three and six-month periods ended June 28, 2025, respectively, and $0.9 million and $1.6 million for the three and six-month periods ended June 29, 2024, respectively, which is included in corporate and branch and regional administrative expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense was $12.5 million as of June 28, 2025.

Senior Management Retention Plan ("SMRP")

In the second quarter of 2023, the Compensation Committee approved SMRP awards to certain members of management to be paid in the form of RSUs under the 2021 Omnibus Stock Incentive Plan. The awards were granted based on a fixed dollar value for each member of senior management included in the plan. The performance condition related to the SMRP was achieved on March 29, 2025, resulting in the acceleration of the related compensation expense of the awards. The Company recorded no compensation expense during the three-month period ended June 28, 2025 and compensation expense, net of forfeitures, of $7.6 million during the six-month period ended June 28, 2025, and $0.8 million and $1.7 million during the three and six-month periods ended June 29, 2024, respectively, which is included in corporate expenses and branch and regional administrative expenses in the accompanying consolidated statements of operations. There was no unrecognized compensation expense as of June 28, 2025.

Total compensation expense, net of forfeitures, for all awards under the Company's previous stock incentive plan (the "Amended 2017 Plan") and 2021 Omnibus Incentive Plan was $4.7 million and $15.2 million for the three and six-month periods ended June 28, 2025 and $3.1 million and $6.7 million for the three and six-month periods ended June 29, 2024, respectively. Total unrecognized compensation expense for all awards under the Amended 2017 Plan and 2021 Omnibus Incentive Plan was $25.5 million as of June 28, 2025.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Employee Stock Purchase Plan

During the three-month periods ended June 28, 2025 and June 29, 2024, no purchase events related to the Employee Stock Purchase Plan occurred. During the six-month period ended June 28, 2025, participants purchased a total of 847,673 shares of common stock at an average price of $2.11 per share. During the six-month period ended June 29, 2024, participants purchased 1,010,635 shares of common stock at a weighted average price of approximately $1.33 per share.

The Company recorded compensation expense of $0.5 million and $0.9 million for the three and six-month periods ended June 28, 2025, respectively, and $0.4 million and $0.8 million for the three and six-month periods ended June 29, 2024, respectively, which is included in corporate expenses, branch and regional administrative expenses and cost of revenue, excluding depreciation and amortization in the accompanying consolidated statements of operations.

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

Since October 1, 2024, the Company has maintained primary commercial insurance coverage on a claims-made basis for professional liability claims with a $2.0 million per claim deductible, a $2.0 million aggregate buffer retention, and $5.0 million per claim and annual aggregate limits. Prior to October 1, 2024, the Company maintained primary commercial insurance coverage on a claims made basis for professional liability claims with varying deductibles by policy year from $0.5 million to $2.0 million on a per claim basis and $4.5 million to $6.0 million per claim and annual aggregate limits. Moreover, the Company maintains excess insurance coverage for professional liability claims to cover any claims over the aggregate limits. In addition, the Company maintains workers’ compensation insurance with $0.5 million per claim deductible and statutory limits. The Company reimburses insurance carriers for deductible losses under these policies. The Company’s insurance carriers require collateral to secure the Company’s obligation to reimburse insurance carriers for these deductible payments. Collateral as of June 28, 2025 was comprised of $23.1 million of issued letters of credit and $0.7 million in cash collateral. Collateral as of December 28, 2024 was comprised of $23.1 million of issued letters of credit and $0.7 million in cash collateral.

As of June 28, 2025, insurance reserves totaling $84.6 million were included on the interim unaudited consolidated balance sheets, representing $36.2 million and $48.4 million of reserves for professional liability claims and workers’ compensation claims, respectively. At December 28, 2024, insurance reserves totaling $97.8 million were included on the consolidated balance sheets, representing $42.7 million and $55.1 million of reserves for professional liability claims and workers’ compensation claims, respectively.

Litigation and Other Current Liabilities

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On January 18, 2023, an arbitration award in the amount of $7.9 million was rendered against the Company related to a claim under the Company's Texas non-subscriber benefit plan. In September 2023, upon entry of the court’s final judgment, we promptly obtained a $9.1 million appellate bond with the trial court. The appellate bond was collateralized with letters of credit. In May 2025, a settlement agreement between all parties was reached. On June 9, 2025, the court entered an agreed final judgment in the matter and ordered the release of the bond. The letters of credit securing the bond were released on June 16, 2025. As a result, amounts previously reserved for under Insurance Reserves were reduced and resulted in a net reduction to Cost of Revenue, excluding depreciation and amortization, of $6.2 million for both the three and six-month periods ended June 28, 2025.

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

Healthcare Regulatory Matters

Starting on October 30, 2019 the Company has received grand jury subpoenas issued by the U.S. Department of Justice, Antitrust Division (the “Antitrust Division”), requiring the production of documents and information pertaining to nurse wages, reimbursement rates, and hiring activities in a few of its local markets. The Company is fully cooperating with the Antitrust Division with respect to this investigation, and management believes that a loss event is not probable. Based on the information currently available to the Company, management cannot predict the timing or outcome of this investigation or predict the possible loss or range of loss, if any, associated with the resolution of this matter.

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

12. RELATED PARTY TRANSACTIONS

As of June 28, 2025, one of the Company’s significant shareholders owned 9.2% of the 2021 Extended Term Loan.

13. SEGMENT INFORMATION

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

Results shown for the three and six-month periods ended June 28, 2025 and June 29, 2024 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

The following tables summarize the Company’s segment information for the three and six-month periods ended June 28, 2025 and June 29, 2024, respectively (amounts in thousands):

	For the three-month period ended June 28, 2025
	PDS	HHH	MS	Total
Revenue	$486,012	$60,112	$43,429	$589,553
Cost of revenue, excluding depreciation and amortization	328,078	27,048	23,627	378,753
Gross margin	$157,934	$33,064	$19,802	$210,800
Gross margin percentage	32.5%	55.0%	45.6%	35.8%

	For the three-month period ended June 29, 2024
	PDS	HHH	MS	Total
Revenue	$407,851	$54,630	$42,477	$504,958
Cost of revenue, excluding depreciation and amortization	296,983	25,227	$24,481	346,691
Gross margin	$110,868	$29,403	$17,996	$158,267
Gross margin percentage	27.2%	53.8%	42.4%	31.3%

	For the six-month period ended June 28, 2025
	PDS	HHH	MS	Total
Revenue	$946,010	$116,845	$85,922	$1,148,777
Cost of revenue, excluding depreciation and amortization	653,391	53,041	47,987	754,419
Gross margin	$292,619	$63,804	$37,935	$394,358
Gross margin percentage	30.9%	54.6%	44.2%	34.3%

	For the six-month period ended June 29, 2024
	PDS	HHH	MS	Total
Revenue	$802,860	$109,243	$83,508	$995,611
Cost of revenue, excluding depreciation and amortization	591,857	50,866	$48,767	691,490
Gross margin	$211,003	$58,377	$34,741	$304,121
Gross margin percentage	26.3%	53.4%	41.6%	30.5%

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the three-month periods ended		For the six-month periods ended
Segment Reconciliation:	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Total segment gross margin	$210,800	$158,267	$394,358	$304,121
Branch and regional administrative expenses	90,069	87,972	181,456	175,886
Corporate expenses	34,529	30,245	72,034	60,087
Depreciation and amortization	2,617	2,833	5,211	5,745
Acquisition-related costs	3,400	-	3,506	-
Other operating expense	151	91	316	2,411
Operating income	80,034	37,126	131,835	59,992
Interest income	129	95	261	197
Interest expense	(36,003)	(39,613)	(72,338)	(79,260)
Other (expense) income	(22)	6,371	(5,472)	24,540
Income before income taxes	$44,138	$3,979	$54,286	$5,469

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

	For the three-month periods ended		For the six-month periods ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Numerator:
Net income	$27,025	$13,906	$32,218	$2,734
Denominator:
Weighted average shares of common stock outstanding (1), basic	200,968	192,600	197,819	192,420
Net income per share, basic	$0.13	$0.07	$0.16	$0.01

Weighted average shares of common stock outstanding (1), diluted	210,442	196,869	206,763	196,274
Net income per share, diluted	$0.13	$0.07	$0.16	$0.01
Dilutive securities outstanding not included in the computation of diluted net income per share, as their effect is antidilutive:
RSUs	70	1,478	70	1,478
PSUs	-	-	-	-
Stock options	3,206	13,088	3,206	13,088

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

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52-week or 53-week fiscal year. “Fiscal year 2025” refers to the 53-week fiscal year ending on January 3, 2026. “Fiscal year 2024” refers to the 52-week fiscal year ended on December 28, 2024. The “three-month period ended June 28, 2025”, or “second quarter of 2025” refers to the 13-week fiscal quarter ended on June 28, 2025. The “three-month period ended June 29, 2024” or “second quarter of 2024” refers to the 13-week fiscal quarter ended on June 29, 2024. The "six-month period ended June 28, 2025", or "first six months of 2025", refers to the period from December 29, 2024 through June 28, 2025. The "six-month period ended June 29, 2024", or "first six months of 2024", refers to the period from December 31, 2023 through June 29, 2024.

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

The following table summarizes the revenues generated by each of our segments for the three-month periods ended June 28, 2025 and June 29, 2024, respectively:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the three-month period ended June 28, 2025	$589,553	$486,012	$60,112	$43,429
Percentage of consolidated revenue		83%	10%	7%
For the three-month period ended June 29, 2024	$504,958	$407,851	$54,630	$42,477
Percentage of consolidated revenue		81%	11%	8%

The following table summarizes the revenues generated by each of our segments for the six-month periods ended June 28, 2025 and June 29, 2024, respectively:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the six-month period ended June 28, 2025	$1,148,777	$946,010	$116,845	$85,922
Percentage of consolidated revenue		82%	10%	8%
For the six-month period ended June 29, 2024	$995,611	$802,860	$109,243	$83,508
Percentage of consolidated revenue		81%	11%	8%

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

Recent Developments

Acquisition-related Activities

On June 2, 2025, we acquired Thrive Skilled Pediatric Care, LLC ("Thrive"), which provides home care operating 23 locations across seven states Arizona, Georgia, Kansas, New Mexico, North Carolina, Virginia, and Texas. The Thrive acquisition expands our patient care delivery into two new states and provides added local market density in our existing geographic footprint. We report the results of Thrive from the date of acquisition in our PDS segment.

Regulatory Developments

On June 30, 2025, the Centers for Medicare & Medicaid Services (“CMS”) issued its calendar year 2026 proposed rule for the home health prospective payment system. CMS estimates the proposed rule would reduce home health payments by 6.4% in CY 2026 relative to 2025. This update includes a 3.2% market basket update, reduced by a 0.8% cut for productivity. The rule also includes several reductions that CMS proposes as necessary to achieve budget neutral implementation of the Patient-driven Groupings Model (“PDGM”), which are a 4.1% permanent reduction to the standard payment rate to prevent future overpayments, as well as a temporary but indefinite 5.0% reduction to recoup past overpayments. CMS also proposes a 0.5% reduction related to high-cost outlier payments. The proposed rule is subject to comment through August 29, 2025. The ultimate impact of any final rule would likely negatively affect reimbursement rates in our HHH segment.

On July 4, 2025, H.R. 1, also known as the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The Congressional Budget Office projects OBBBA will result in a reduction to federal Medicaid spending by an estimated $1.15 trillion over the next 10 years. The OBBBA changes to Medicaid include provisions expected to reduce the population of Medicaid recipients through more stringent eligibility requirements, reductions in provider taxes, work (community engagement) requirements, limits on state-directed payments, and other changes. Most of the provisions have implementation dates of December 31, 2026, or later. While there were no specific changes to the Medicaid waiver programs that a majority of our patient population qualifies for services under, and no provisions that we believe directly impact the reimbursement rates of the services we provide, the resulting reductions to state Medicaid budgets may indirectly impact future rate expansion for certain Medicaid-funded services.

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

Results of Operations

Three-Month Period Ended June 28, 2025 Compared to the Three-Month Period Ended June 29, 2024

The following table summarizes our consolidated results of operations, including Field contribution, which is a non-GAAP measure (see “Non-GAAP Financial Measures” below), for the three-month periods indicated:

	For the three-month periods ended
(dollars in thousands)	June 28, 2025	% of Revenue	June 29, 2024	% of Revenue	Change	% Change
Revenue	$589,553	100.0%	$504,958	100.0%	$84,595	16.8%
Cost of revenue, excluding depreciation and amortization	378,753	64.2%	346,691	68.7%	32,062	9.2%
Gross margin	$210,800	35.8%	$158,267	31.3%	$52,533	33.2%
Branch and regional administrative expenses	90,069	15.3%	87,972	17.4%	2,097	2.4%
Field contribution	$120,731	20.5%	$70,295	13.9%	$50,436	71.7%
Corporate expenses	34,529	5.9%	30,245	6.0%	4,284	14.2%
Depreciation and amortization	2,617	0.4%	2,833	0.6%	(216)	-7.6%
Acquisition-related costs	3,400	0.6%	-	0.0%	3,400	100.0%
Other operating expense	151	0.0%	91	0.0%	60	65.9%
Operating income	$80,034	13.6%	$37,126	7.4%	$42,908	115.6%
Interest expense, net	(35,874)		(39,518)		3,644	-9.2%
Other (expense) income	(22)		6,371		(6,393)	-100.3%
Income tax (expense) benefit	(17,113)		9,927		(27,040)	-272.4%
Net income	$27,025		$13,906		$13,119	94.3%

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the three-month periods indicated:

	For the three-month periods ended
(dollars in thousands)	June 28, 2025	June 29, 2024	Change	% Change
Revenue	$589,553	$504,958	$84,595	16.8%
Cost of revenue, excluding depreciation and amortization	378,753	346,691	32,062	9.2%
Gross margin	$210,800	$158,267	$52,533	33.2%
Gross margin percentage	35.8%	31.3%		4.5%	(1)
Branch and regional administrative expenses	90,069	87,972	2,097	2.4%
Field contribution	$120,731	$70,295	$50,436	71.7%
Field contribution margin	20.5%	13.9%
Corporate expenses	$34,529	$30,245	$4,284	14.2%
As a percentage of revenue	5.9%	6.0%
Operating income	$80,034	$37,126	$42,908	115.6%
As a percentage of revenue	13.6%	7.4%
(1)
Represents the change in margin percentage year over year.

The following tables summarize our key performance measures by segment for the three-month periods indicated:

	PDS
	For the three-month periods ended
(dollars and hours in thousands)	June 28, 2025	June 29, 2024	Change	% Change
Revenue	$486,012	$407,851	$78,161	19.2%
Cost of revenue, excluding depreciation and amortization	328,078	296,983	31,095	10.5%
Gross margin	$157,934	$110,868	$47,066	42.5%
Gross margin percentage	32.5%	27.2%		5.3%	(4)
Hours	11,053	10,336	717	6.9%
Revenue rate	$43.97	$39.46	$4.51	12.3%	(1)
Cost of revenue rate	$29.68	$28.73	$0.95	3.6%	(2)
Spread rate	$14.29	$10.73	$3.56	35.6%	(3)

	HHH
	For the three-month periods ended
(dollars and admissions/episodes in thousands)	June 28, 2025	June 29, 2024	Change	% Change
Revenue	$60,112	$54,630	$5,482	10.0%
Cost of revenue, excluding depreciation and amortization	27,048	25,227	1,821	7.2%
Gross margin	$33,064	$29,403	$3,661	12.5%
Gross margin percentage	55.0%	53.8%		1.2%	(4)
Home health total admissions (5)	9.8	9.4	0.4	4.3%
Home health episodic admissions (6)	7.3	7.1	0.2	2.8%
Home health total episodes (7)	12.4	11.6	0.8	6.9%
Home health episodic mix (8)	74.5%	75.5%		-1.0%
Home health revenue per completed episode (9)	$3,231	$3,093	$138	4.5%

	MS
	For the three-month periods ended
(dollars and UPS in thousands)	June 28, 2025	June 29, 2024	Change	% Change
Revenue	$43,429	$42,477	$952	2.2%
Cost of revenue, excluding depreciation and amortization	23,627	24,481	(854)	-3.5%
Gross margin	$19,802	$17,996	$1,806	10.0%
Gross margin percentage	45.6%	42.4%		3.2%	(4)
Unique patients served (“UPS”)	91	94	(3)	-3.2%
Revenue rate	$477.24	$451.88	$25.36	5.4%	(1)
Cost of revenue rate	$259.64	$260.44	$(0.80)	-0.3%	(2)
Spread rate	$217.60	$191.45	$26.16	13.2%	(3)

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

Summary Operating Results

Operating Income

Operating income was $80.0 million, or 13.6% of revenue, for the three-month period ended June 28, 2025, as compared to operating income of $37.1 million, or 7.4% of revenue, for the three-month period ended June 29, 2024, an increase of $42.9 million.

Operating income for the second quarter of 2025 was positively impacted by an increase of $50.4 million, or 71.7%, in Field contribution, as compared to the second quarter of 2024. The $50.4 million increase in Field contribution resulted from a $84.6 million, or 16.8%, increase in consolidated revenue and a 6.6% increase in our Field contribution margin to 20.5% for the second quarter of 2025 from 13.9% for the second quarter of 2024. The primary driver of our higher Field contribution margin over the comparable quarter was an increase in gross margin percentage of 4.5%, along with a 2.1% decrease in branch and regional administrative expenses as a percentage of revenue to 15.3% for the second quarter of 2025 from 17.4% for the second quarter of 2024.

The following items primarily contributed to the $42.9 million increase in operating income over the comparable second quarter period:

•
the previously discussed $50.4 million increase in Field contribution; offset by
•
a $4.3 million increase in corporate expenses, and
•
$3.4 million of acquisition-related costs associated with the Thrive acquisition completed during the second quarter of 2025.

Net Income

Net income for the three-month period ended June 28, 2025 was $27.0 million, as compared to net income of $13.9 million for the three-month period ended June 29, 2024. The $13.1 million increase in net income was primarily driven by the following:

•
the previously discussed $42.9 million increase in operating income;
•
a $3.6 million decrease in interest expense, net; offset by
•
a $27.0 million increase in tax expense; and
•
an aggregate $6.4 million decrease in valuation gains on interest rate derivatives and net settlements received from interest rate derivative counterparties compared to the second quarter of 2024.

Revenue

Revenue was $589.6 million for the three-month period ended June 28, 2025, as compared to $505.0 million for the three-month period ended June 29, 2024, an increase of $84.6 million, or 16.8%. This increase resulted from the following segment activity:

•
a $78.2 million, or 19.2%, increase in PDS revenue;
•
a $5.5 million, or 10.0%, increase in HHH revenue; and
•
a $1.0 million, or 2.2%, increase in MS revenue.

Our PDS segment revenue growth of $78.2 million, or 19.2%, for the three-month period ended June 28, 2025 was attributable to a 6.9% increase in volume and a 12.3% increase in revenue rate. The 6.9% increase in volume was primarily attributable to growth in demand for non-clinical services. Additionally, the PDS segment revenue benefited from volume attributed to the Thrive acquisition which was completed on June 2, 2025.

The 12.3% increase in PDS revenue rate for the three-month period ended June 28, 2025, as compared to the three-month period ended June 29, 2024, resulted primarily from the following: (i) reimbursement rate increases issued by various state Medicaid programs and Managed Medicaid payers, including payments received in the current period related to certain rate increases applied retroactively for services provided since January 1, 2025, for which there is currently no associated wage pass-through reflected in segment cost of revenue, excluding depreciation and amortization; (ii) increases in value-based payments from certain payors; and (iii) improved collections on fully reserved aged receivables.

Our HHH segment revenue increase of $5.5 million, or 10.0%, for the three-month period ended June 28, 2025, as compared to the three-month period ended June 29, 2024, resulted primarily from a 6.9% increase in total episodes and an increase in home health revenue per completed episode due to improvements in patient mix compared to the second quarter of 2024.

The $1.0 million, or 2.2%, increase in MS segment revenue for the three-month period ended June 28, 2025, as compared to the three-month period ended June 29, 2024, was attributable to a 5.4% increase in revenue rate, partially offset by a decline in volume of 3.2% compared to the second quarter of 2024.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $378.8 million for the three-month period ended June 28, 2025, as compared to $346.7 million for the three-month period ended June 29, 2024, an increase of $32.1 million, or 9.2%. This increase resulted from the following segment activity:

•
a $31.1 million, or 10.5%, increase in PDS cost of revenue;
•
a $1.8 million, or 7.2%, increase in HHH cost of revenue; and
•
a $0.9 million, or 3.5%, decrease in MS cost of revenue.

The 10.5% increase in PDS cost of revenue for the three-month period ended June 28, 2025 resulted from the previously described 6.9% increase in PDS volume combined with a 3.6% increase in PDS cost of revenue rate. The 3.6% increase in cost of revenue rate primarily resulted from higher caregiver labor costs, including the pass-through of reimbursement rate increases net of $6.2 million lower general and professional liability reserve associated with the release of certain accrued legal settlements.

The 7.2% increase in HHH cost of revenue for the three-month period ended June 28, 2025 was driven primarily by higher home health total episodes.

The 3.5% decrease in MS cost of revenue for the three-month period ended June 28, 2025 was driven primarily by the previously described 3.2% decline in MS volumes.

Gross Margin and Gross Margin Percentage

Gross margin was $210.8 million, or 35.8% of revenue, for the three-month period ended June 28, 2025, as compared to $158.3 million, or 31.3% of revenue, for the three-month period ended June 29, 2024. Gross margin increased $52.5 million, or 33.2%, from the comparable prior year quarter. The 4.5% increase in gross margin percentage for the three-month period ended June 28, 2025 resulted from the combined changes in our revenue rates and cost of revenue rates in each of our segments, which we refer to as the change in our spread rate, as follows:

•
a 35.6% increase in PDS spread rate from $10.73 to $14.29 driven by the 12.3% increase in PDS revenue rate, net of the 3.6% increase in PDS cost of revenue rate;
•
a 13.2% increase in MS spread rate from $191.45 to $217.60 driven by the 5.4% increase in MS revenue rate, and the 0.3% decrease in MS cost of revenue rate; and
•
a 1.2% increase in gross margin percentage in our HHH segment.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $90.1 million, or 15.3% of revenue, for the three-month period ended June 28, 2025, as compared to $88.0 million, or 17.4% of revenue, for the three-month period ended June 29, 2024, an increase of $2.1 million, or 2.4%.

The 2.4% increase in branch and regional administrative expenses for the three-month period ended June 28, 2025, as compared to the three-month period ended June 29, 2024, was primarily due to an increase in incentive compensation expense during the current three-month period due to improved forecasted performance compared to annual targets and the additional branch operations associated with the Thrive acquisition. The overall 2.1% decrease in branch and regional administrative expenses as a percentage of revenue for the three-month period ended June 28, 2025, as compared to the three-month period ended June 29, 2024, resulted from leveraging our branch and administrative expense structure as a result of our restructuring efforts.

Field Contribution and Field Contribution Margin

Field contribution was $120.7 million, or 20.5% of revenue, for the three-month period ended June 28, 2025, as compared to $70.3 million, or 13.9% of revenue, for the three-month period ended June 29, 2024. Field contribution increased $50.4 million, or 71.7%, for the three-month period ended June 28, 2025, as compared to the three-month period ended June 29, 2024. The 6.6% increase in Field contribution margin for the three-month period ended June 28, 2025 resulted from the following:

•
a 4.5% increase in gross margin percentage for the three-month period ended June 28, 2025, as compared to the three-month period ended June 29, 2024; and
•
a 1.9% decrease in branch and regional administrative expenses as a percentage of revenue for the three-month period ended June 28, 2025, as compared to the three-month period ended June 29, 2024.

Field contribution and Field contribution margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the three-month periods ended June 28, 2025 and June 29, 2024 were as follows:

	For the three-month periods ended
	June 28, 2025		June 29, 2024
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$589,553		$504,958
Corporate expense components:
Compensation and benefits	$19,334	3.3%	$16,797	3.3%
Non-cash share-based compensation	3,436	0.6%	3,438	0.7%
Professional services	6,231	1.1%	4,565	0.9%
Rent and facilities expense	2,933	0.5%	3,203	0.6%
Office and administrative	527	0.1%	384	0.1%
Other	2,068	0.4%	1,858	0.4%
Total corporate expenses	$34,529	5.9%	$30,245	6.0%

Corporate expenses were $34.5 million, or 5.9% of revenue, for the three-month period ended June 28, 2025, as compared to $30.2 million, or 6.0% of revenue, for the three-month period ended June 29, 2024. The $4.3 million, or 14.2%, increase in corporate expenses resulted primarily from severance and additional compensation and benefits costs necessary to support the integration of the Thrive acquisition and increased professional services expenses related to legal matters.

Depreciation and Amortization

Depreciation and amortization was $2.6 million for the three-month period ended June 28, 2025, as compared to $2.8 million for the three-month period ended June 29, 2024, a decrease of $0.2 million, or 7.6%. The $0.2 million decrease primarily resulted from improved capital asset management.

Acquisition-related costs

Acquisition related costs were $3.4 million for the three-month period ended June 28, 2025, associated with the acquisition of Thrive.

Other Operating Expense

Other operating expense was $0.2 million for the three-month period ended June 28, 2025, as compared to other operating expense of $0.1 million for the three-month period ended June 29, 2024, a decrease in other operating expense of $0.1 million. The $0.1 million decrease primarily resulted from the value associated with certain licenses impaired in the comparative periods.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $35.9 million for the three-month period ended June 28, 2025, as compared to $39.5 million for the three-month period ended June 29, 2024, a decrease of $3.6 million, or 9.2%. The decrease was primarily driven by a lower principal balance on the 2021 Extended Term Loan (as described in Note 5 to our Quarterly Financial Statements) and decreases in the U.S. federal funds rate. See further analysis under Liquidity and Capital Resources below.

Other (Expense) Income

Other expense was $0.0 million for the three-month period ended June 28, 2025, as compared to other income of $6.4 million for the three-month period ended June 29, 2024, a decrease to other income of $6.4 million. We realized a $2.8 million increase in non-cash valuation losses associated with interest rate derivatives resulting from changes in market expectations of future interest rates as of the comparable quarter-end valuation date, as well as a $3.5 million decrease in net settlements with interest rate derivative counterparties as interest rates decreased compared to the prior year fiscal quarter due to lower market interest rates. Details of other (expense) income included the following:

	For the three-month periods ended
(dollars in thousands)	June 28, 2025	June 29, 2024
Valuation loss to state interest rate derivatives at fair value	$(5,978)	$(3,146)
Net settlements received from interest rate derivative counterparties	6,050	9,587
Other	(94)	(70)
Total other (expense) income	$(22)	$6,371

Income Taxes

We record income tax expense during interim periods based on our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. We analyze various factors to determine the estimated annual effective income tax rate, including projections of our annual earnings, the impact of state and local income taxes, our ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. We incurred income tax expense of $17.1 million for the three-month period ended June 28, 2025, as compared to income tax benefit of $9.9 million for the three-month period ended June 29, 2024. This increase in tax expense was primarily driven by differences in our projections of annual earnings at the end of each comparable three-month period, as well as changes in federal and state valuation allowances, and changes to federal and state current tax expense due to certain non-deductible expenses, most notably interest expense.

On July 4, 2025, the OBBBA was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the three-month period ended June 28, 2025.

Six-Month Period Ended June 28, 2025 Compared to the Six-Month Period Ended June 29, 2024

The following table summarizes our consolidated results of operations, including Field contribution, which is a non-GAAP measure (see “Non-GAAP Financial Measures” below), for the six-month periods indicated:

	For the six-month periods ended
(dollars in thousands)	June 28, 2025	% of Revenue	June 29, 2024	% of Revenue	Change	% Change
Revenue	$1,148,777	100.0%	$995,611	100.0%	$153,166	15.4%
Cost of revenue, excluding depreciation and amortization	754,419	65.7%	691,490	69.5%	62,929	9.1%
Gross margin	$394,358	34.3%	$304,121	30.5%	$90,237	29.7%
Branch and regional administrative expenses	181,456	15.8%	175,886	17.7%	5,570	3.2%
Corporate expenses	72,034	6.3%	60,087	6.0%	11,947	19.9%
Depreciation and amortization	5,211	0.5%	5,745	0.6%	(534)	-9.3%
Acquisition-related costs	3,506	0.3%	-	0.0%	3,506	100.0%
Other operating expense	316	0.0%	2,411	0.2%	(2,095)	-86.9%
Operating income	$131,835	11.5%	$59,992	6.0%	$71,843	119.8%
Interest expense, net	(72,077)		(79,063)		6,986	-8.8%
Other (expense) income	(5,472)		24,540		(30,012)	-122.3%
Income tax expense	(22,068)		(2,735)		(19,333)	706.9%
Net income	$32,218		$2,734		$29,484	NM

NM = A percentage calculation that is not meaningful due to a percentage change greater than 1000%.

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the six-month periods indicated:

	For the six-month periods ended
(dollars in thousands)	June 28, 2025	June 29, 2024	Change	% Change
Revenue	$1,148,777	$995,611	$153,166	15.4%
Cost of revenue, excluding depreciation and amortization	754,419	691,490	62,929	9.1%
Gross margin	$394,358	$304,121	$90,237	29.7%
Gross margin percentage	34.3%	30.5%		3.8%	(1)
Branch and regional administrative expenses	181,456	175,886	5,570	3.2%
Field contribution	$212,902	$128,235	$84,667	66.0%
Field contribution margin	18.5%	12.9%
Corporate expenses	$72,034	$60,087	$11,947	19.9%
As a percentage of revenue	6.3%	6.0%
Operating income	$131,835	$59,992	$71,843	119.8%
As a percentage of revenue	11.5%	6.0%
(1)
Represents the change in margin percentage year over year.

The following tables summarize our key performance measures by segment for the six-month periods indicated:

	PDS
	For the six-month periods ended
(dollars and hours in thousands)	June 28, 2025	June 29, 2024	Change	% Change
Revenue	$946,010	$802,860	$143,150	17.8%
Cost of revenue, excluding depreciation and amortization	653,391	591,857	61,534	10.4%
Gross margin	$292,619	$211,003	$81,616	38.7%
Gross margin percentage	30.9%	26.3%		4.6%	(4)
Hours	21,940	20,600	1,340	6.5%
Revenue rate	$43.12	$38.97	$4.15	11.3%	(1)
Cost of revenue rate	$29.78	$28.73	$1.05	3.9%	(2)
Spread rate	$13.34	$10.24	$3.10	32.2%	(3)

	HHH
	For the six-month periods ended
(dollars and admissions/episodes in thousands)	June 28, 2025	June 29, 2024	Change	% Change
Revenue	$116,845	$109,243	$7,602	7.0%
Cost of revenue, excluding depreciation and amortization	53,041	50,866	2,175	4.3%
Gross margin	$63,804	$58,377	$5,427	9.3%
Gross margin percentage	54.6%	53.4%		1.2%	(4)
Home health total admissions (5)	19.5	19.5	-	0.0%
Home health episodic admissions (6)	14.8	14.7	0.1	0.7%
Home health total episodes (7)	24.5	23.7	0.8	3.4%
Home health episodic mix (8)	75.9%	75.4%		0.5%
Home health revenue per completed episode (9)	$3,193	$3,082	$111	3.6%

	MS
	For the six-month periods ended
(dollars and UPS in thousands)	June 28, 2025	June 29, 2024	Change	% Change
Revenue	$85,922	$83,508	$2,414	2.9%
Cost of revenue, excluding depreciation and amortization	47,987	48,767	(780)	-1.6%
Gross margin	$37,935	$34,741	$3,194	9.2%
Gross margin percentage	44.2%	41.6%		2.6%	(4)
Unique patients served (“UPS”)	180	186	(6)	-3.2%
Revenue rate	$477.34	$448.97	$28.37	6.1%	(1)
Cost of revenue rate	$266.59	$262.19	$4.40	1.6%	(2)
Spread rate	$210.75	$186.78	$23.97	12.4%	(3)

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

Summary Operating Results

Operating Income

Operating income was $131.8 million for the six-month period ended June 28, 2025, as compared to operating income of $60.0 million for the six-month period ended June 29, 2024, an increase of $71.8 million, or 119.8%.

Operating income for the six-month period of 2025 was positively impacted by an increase of $84.7 million, or 66.0%, in Field contribution as compared to the six-month period of 2024. The $84.7 million increase in Field contribution resulted from a $153.2 million, or 15.4%, increase in consolidated revenue and a 5.6% increase in our Field contribution margin to 18.5% for the six-month period of 2025 from 12.9% for the six-month period of 2024. The primary driver of our higher Field contribution margin year over year was an increase in gross margin percentage of 3.8% compared to the first six months of 2024 and a 1.9% decrease in branch and regional administrative expenses as a percentage of revenue to 15.8% for the six-month period of 2025 from 17.7% for the six-month period of 2024.

The overall $71.8 million increase in operating income compared to the first six months of 2024 primarily consists of:

•
the previously discussed $84.7 million increase in Field contribution;
•
a $2.1 million decrease in other operating expense; and
•
a $0.5 million decrease in depreciation and amortization; offset by
•
an $11.9 million increase in corporate expenses; and
•
$3.5 million of acquisition-related costs associated with the Thrive acquisition completed during the second quarter of 2025.

Net Income

Net income for the six-month period ended June 28, 2025 was $32.2 million, as compared to net income of $2.7 million for the six-month period ended June 29, 2024. The $29.5 million increase in net income was primarily driven by the following:

•
the previously discussed $71.8 million increase in operating income; and
•
a $7.0 million increase in interest expense, net of interest income; offset by
•
an aggregate $30.0 million decrease in valuation gains on interest rate derivatives, and increases in net settlements received from interest rate derivative counterparties compared to the first six months of 2024; and
•
a $19.4 million increase in income tax expense.

Revenue

Revenue was $1,148.8 million for the six-month period ended June 28, 2025, as compared to $995.6 million for the six-month period ended June 29, 2024, an increase of $153.2 million, or 15.4%. This increase resulted from the following segment activity:

•
a $143.2 million, or 17.8%, increase in PDS revenue;
•
a $7.6 million, or 7.0%, increase in HHH revenue; and
•
a $2.4 million, or 2.9%, increase in MS revenue.

Our PDS segment revenue growth of $143.2 million, or 17.8%, for the six-month period ended June 28, 2025 was attributable to a 6.5% increase in volume and a 11.3% increase in revenue rate. The 6.5% increase in volume was primarily attributable to growth in demand for non-clinical services.

The 11.3% increase in PDS revenue rate for the six-month period ended June 28, 2025, as compared to the six-month period ended June 29, 2024, resulted primarily from the following: (i) reimbursement rate increases issued by various state Medicaid programs and Managed Medicaid payers, including payments received in the current period related to certain rate increases applied retroactively for services provided since July 1, 2024 and January 1, 2025, for which there is currently no associated wage pass-through reflected in segment cost of revenue, excluding depreciation and amortization; (ii) increases in value-based payments from certain payors; and (iii) improved collections on fully reserved aged receivables.

Our HHH segment revenue increase of $7.6 million, or 7.0%, for the six-month period ended June 28, 2025 resulted primarily from a 3.4% increase in total episodes and a 3.6% increase in home health revenue per completed episode due to improvements in patient mix compared to the first six months of 2024.

The $2.4 million, or 2.9%, increase in MS segment revenue for the six-month period ended June 28, 2025, as compared to the six-month period ended June 29, 2024, was attributable to a 6.1% increase in revenue rate offset by a decline in volume of 3.2% compared to the first six months of 2024.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $754.4 million for the six-month period ended June 28, 2025, as compared to $691.5 million for the six-month period ended June 29, 2024, an increase of $62.9 million, or 9.1%. This increase resulted from the following segment activity:

•
a $61.5 million, or 10.4%, increase in PDS cost of revenue;
•
a $2.2 million, or 4.3%, increase in HHH cost of revenue; and
•
a $0.8 million, or 1.6%, decrease in MS cost of revenue.

The 10.4% increase in PDS cost of revenue for the six-month period ended June 28, 2025 resulted from the previously described 6.5% increase in PDS volume combined with a 3.9% increase in PDS cost of revenue rate. The 3.9% increase in cost of revenue rate primarily resulted from higher caregiver labor costs, including the pass-through of reimbursement rate increases net of $6.2 million lower general and professional liability expense associated with certain accrued legal settlements.

The 4.3% increase in HHH cost of revenue for the six-month period ended June 28, 2025 was driven primarily by higher home health total episodes.

The 1.6% decrease in MS cost of revenue for the six-month period ended June 28, 2025 was driven by the previously described 3.2% decline in MS volumes offset by a 1.6% increase in cost of revenue rate.

Gross Margin and Gross Margin Percentage

Gross margin was $394.4 million, or 34.3% of revenue, for the six-month period ended June 28, 2025, as compared to $304.1 million, or 30.5% of revenue, for the six-month period ended June 29, 2024. Gross margin increased $90.2 million, or 29.7%, from the comparable prior year quarter. The 3.8% increase in gross margin percentage for the six-month period ended June 28, 2025 resulted from the combined changes in our revenue rates and cost of revenue rates in each of our segments, which we refer to as the change in our spread rate, as follows:

•
a 32.2% increase in PDS spread rate from $10.24 to $13.34 driven by the 11.3% increase in PDS revenue rate, net of the 3.9% increase in PDS cost of revenue rate;
•
a 12.4% increase in MS spread rate from $186.78 to $210.75 driven by the 6.1% increase in MS revenue rate, net of the 1.6% increase in MS cost of revenue rate; and
•
our HHH segment, in which gross margin percentage increased by 1.2%.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $181.5 million, or 15.8% of revenue, for the six-month period ended June 28, 2025, as compared to $175.9 million, or 17.7% of revenue, for the six-month period ended June 29, 2024, an increase of $5.6 million, or 3.2%.

The 3.2% increase in branch and regional administrative expenses for the six-month period ended June 28, 2025, as compared to the six-month period ended June 29, 2024, was primarily due to an increase in incentive compensation expense during the six-month period due to improved forecasted performance compared to annual targets and acceleration of certain non-cash share-based compensation awards during the first six months of 2025. The overall 1.9% decrease in branch and regional administrative expenses as a percentage of revenue for the six-month period ended June 28, 2025, as compared to the six-month period ended June 29, 2024 resulted from leveraging our branch and regional administrative expense structure as a result of our restructuring efforts.

Field Contribution and Field Contribution Margin

Field contribution was $212.9 million, or 18.5% of revenue, for the six-month period ended June 28, 2025, as compared to $128.2 million, or 12.9% of revenue, for the six-month period ended June 29, 2024. Field contribution increased $84.7 million, or 66.0%, for the six-month period ended June 28, 2025, as compared to the six-month period ended June 29, 2024. The 5.6% increase in Field contribution margin for the six-month period ended June 28, 2025 resulted from the following:

•
a 1.9% decrease in branch and regional administrative expenses as a percentage of revenue in the six-month period ended June 28, 2025, as compared to the six-month period ended June 29, 2024; and
•
a 3.8% increase in gross margin percentage in the six-month period ended June 28, 2025, as compared to the six-month period ended June 29, 2024.

Field contribution and Field contribution margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the six-month periods ended June 28, 2025 and June 29, 2024 were as follows:

	For the six-month periods ended
	June 28, 2025		June 29, 2024
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$1,148,777		$995,611
Corporate expense components:
Compensation and benefits	$38,466	3.3%	$32,675	3.3%
Non-cash share-based compensation	10,879	0.9%	5,860	0.6%
Professional services	11,672	1.0%	10,878	1.1%
Rent and facilities expense	6,012	0.5%	6,216	0.6%
Office and administrative	917	0.1%	961	0.1%
Other	4,088	0.4%	3,497	0.4%
Total corporate expenses	$72,034	6.3%	$60,087	6.0%

Corporate expenses were $72.0 million, or 6.3% of revenue, for the six-month period ended June 28, 2025, as compared to $60.1 million, or 6.0% of revenue, for the six-month period ended June 29, 2024. The $11.9 million, or 19.9%, increase in corporate expenses resulted primarily from higher compensation and benefits and higher non-cash share-based compensation costs, primarily due to the acceleration of the SMRP in the first quarter of 2025.

Depreciation and Amortization

Depreciation and amortization was $5.2 million for the six-month period ended June 28, 2025, as compared to $5.7 million for the six-month period ended June 29, 2024, a decrease of $0.5 million, or 9.3%. The $0.5 million decrease primarily resulted from improved capital asset management.

Acquisition-related costs

Acquisition related costs were $3.5 million for the six-month period ended June 28, 2025, primarily associated with the acquisition of Thrive.

Other Operating Expense

Other operating expense was $0.3 million for the six-month period ended June 28, 2025, as compared to other operating expense of $2.4 million for the six-month period ended June 29, 2024, a decrease in other operating expense of $2.1 million. The $2.1 million decrease primarily resulted from impairment of a certain facility lease asset recorded in the prior year six-month period.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $72.1 million for the six-month period ended June 28, 2025, as compared to $79.1 million for the six-month period ended June 29, 2024, a decrease of $7.0 million, or 8.8%. The decrease was primarily driven by a lower U.S. federal funds rate during the six-month period ended June 28, 2025 compared to the six-month period ended June 29, 2024. See further analysis under Liquidity and Capital Resources below.

Other Expense (Income)

Other expense was $5.5 million for the six-month period ended June 28, 2025, as compared to other income of $24.5 million for the six-month period ended June 29, 2024. We realized a $22.7 million decrease in non-cash valuation gains on interest rate derivatives resulting from changes in market expectations of future interest rates as of the comparable valuation dates, and a $7.2 million decline in net settlements with interest rate derivative counterparties as interest rates decreased compared to the prior year period due to lower market interest rates. Details of other expense (income) included the following:

	For the six-month periods ended
(dollars in thousands)	June 28, 2025	June 29, 2024
Valuation (loss) gain to state interest rate derivatives at fair value	$(17,580)	$5,130
Net settlements received from interest rate derivative counterparties	12,057	19,228
Other	51	182
Total other (expense) income	$(5,472)	$24,540

Income Taxes

We record income tax expense during interim periods based on our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. We analyze various factors to determine the estimated annual effective income tax rate, including projections of our annual earnings, the impact of state and local income taxes, our ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. We incurred income tax expense of $22.1 million for the six-month period ended June 28, 2025, as compared to income tax expense of $2.7 million for the six-month period ended June 29, 2024. This increase in tax expense was primarily driven by differences in our projections of annual earnings at the end of each comparable six-month period, as well as the changes to federal and state current tax expense and the changes in federal and state valuation allowances due to certain non-deductible expenses, most notably interest expense.

On July 4, 2025, the OBBBA was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the six-month period ended June 28, 2025.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods indicated:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$27,025	$13,906	$32,218	$2,734
Interest expense, net	35,874	39,518	72,077	79,063
Income tax expense (benefit)	17,113	(9,927)	22,068	2,735
Depreciation and amortization	2,617	2,833	5,211	5,745
EBITDA	82,629	46,330	131,574	90,277
Goodwill, intangible and other long-lived asset impairment	153	80	319	2,400
Non-cash share-based compensation	5,159	3,500	16,155	7,581
Interest rate derivatives (1)	(72)	(6,441)	5,523	(24,359)
Acquisition-related costs (2)	3,400	-	3,507	-
Integration costs (3)	2,269	388	2,543	687
Legal costs and settlements associated with acquisition matters (4)	639	173	1,678	575
Restructuring (5)	80	1,718	416	3,188
Other legal matters (6)	(6,014)	(197)	(5,938)	898
Other adjustments (7)	131	96	(50)	(717)
Total adjustments (8)	$5,745	$(683)	$24,153	$(9,747)
Adjusted EBITDA	$88,374	$45,647	$155,727	$80,530

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
(3)
Represents (i) costs associated with our Integration Management Office, which focuses on our integration efforts and transformational projects such as systems conversions and implementations, material cost reduction and restructuring projects, among other things, of $0.5 million and $0.7 million for the three and six-month periods ended June 28, 2025, respectively, and $0.3 million and $0.6 million for the three and six-month periods ended June 29, 2024, respectively; and (ii) transitionary costs incurred to integrate acquired companies into our field and corporate operations of $1.8 million for both the three and six-month periods ended June 28, 2025, and $0.1 million for both the three and six-month periods ended June 29, 2024, respectively. Transitionary costs incurred to integrate acquired companies include IT consulting costs and related integration support costs; salary, severance and retention costs associated with duplicative acquired company personnel until such personnel are exited from the Company; accounting, legal and consulting costs; expenses and impairments related to the closure and consolidation of overlapping markets of acquired companies, including lease termination and relocation costs; costs associated with terminating legacy acquired company contracts and systems; and one-time costs associated with rebranding our acquired companies and locations to the Aveanna brand.
(4)
Represents legal and forensic costs, as well as settlements associated with resolving legal matters arising during or as a result of our acquisition-related activities. This primarily includes (i) costs of $0.4 million and $1.3 million for the three and six-month periods ended June 28, 2025, respectively, and $0.2 million and $0.6 million for the three and six-month periods ended June 29, 2024, respectively, to comply with the U.S. Department of Justice, Antitrust Division’s grand jury subpoena related to nurse wages and hiring activities in certain of our markets, in connection with a terminated transaction.
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
(6)
Represents activity related to accrued legal settlements and the related costs and expenses associated with certain judgments and arbitration awards rendered against the Company where certain insurance coverage is in dispute. The Company released a legal reserve related to a certain accrued legal settlement during the three and six-month periods ended June 28, 2025.
(7)
Represents: (i) other costs or (income) that are either non-cash or non-core to the Company’s ongoing operations of $0.1 million and $(0.1) million for the three and six-month periods ended June 28, 2025, respectively, and $0.1 million and $(0.7) million for the three and six-month periods ended June 29, 2024, respectively.
(8)
The table below reflects the increase or decrease, and aggregate impact, to the line items included in our consolidated statements of operations based upon the adjustments used in arriving at Adjusted EBITDA from EBITDA for the periods indicated:

	Impact to Adjusted EBITDA
	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cost of revenue, excluding depreciation and amortization	$(5,878)	$81	$(5,578)	$176
Branch and regional administrative expenses	1,599	1,561	4,837	2,874
Corporate expenses	6,451	3,958	15,599	9,335
Acquisition-related costs	3,400	-	3,506	-
Other operating expense	109	168	47	2,120
Other expense (income)	64	(6,451)	5,742	(24,252)
Total adjustments	$5,745	$(683)	$24,153	$(9,747)

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

Field contribution and Field contribution margin have limitations as analytical tools and should not be considered in isolation or as substitutes or alternatives to gross margin, gross margin percentage, net income or loss, revenue, operating income or loss, cash flows from operating activities, total indebtedness, gross margin, or gross margin percentage or any other financial measures calculated in accordance with U.S. GAAP.

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

The following table reconciles gross margin to Field contribution and Field contribution margin for the periods indicated:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Gross margin	$210,800	$158,267	$394,358	$304,121
Gross margin percentage	35.8%	31.3%	34.3%	30.5%
Branch and regional administrative expenses	90,069	87,972	181,456	175,886
Field contribution	$120,731	$70,295	$212,902	$128,235
Field contribution margin	20.5%	13.9%	18.5%	12.9%
Revenue	$589,553	$504,958	$1,148,777	$995,611

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

In September 2023, in response to a $7.9 million arbitration award rendered against us in connection with a civil litigation matter, we promptly obtained a $9.1 million appellate bond with the trial court. The $9.1 million appellate bond was collateralized with letters of credit. During the second fiscal quarter, a settlement agreement between all parties was reached. On June 9, 2025, the court entered an agreed final judgment in the matter and ordered release of the bond. The letters of credit securing the bond were released on June 16, 2025.

For additional information with respect to the foregoing litigation matters, please see "Litigation and Other Current Liabilities" set forth in Note 11 to our Quarterly Financial Statements.

At June 28, 2025 we had $100.7 million in cash on hand, $106.3 million available to us under our Securitization Facility and approximately $147.0 million of borrowing capacity under the Revolving Credit Facility. Available borrowing capacity under the Revolving Credit Facility is subject to a maintenance leverage covenant that becomes effective if more than 30% of the total commitment is utilized, subject to a $15.0 million carve-out for letters of credit. We believe that our operating cash flows, available cash on hand, and availability under our Securitization Facility and Revolving Credit Facility will be sufficient to meet our cash requirements for at least the next twelve months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments and future results of operations. We cannot assure you that cash provided by operating activities or cash and cash equivalents on hand will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.

Cash Flow Activity

The following table sets forth a summary of our cash flows from operating, investing, and financing activities for the six-month periods presented:

	For the six-month periods ended
(dollars in thousands)	June 28, 2025	June 29, 2024
Net cash provided by (used in) operating activities	$42,937	$(10,163)
Net cash used in investing activities	$(18,330)	$(2,577)
Net cash (used in) provided by financing activities	$(8,157)	$16,459

Operating Activities

The primary sources or uses of our operating cash flow are operating income or operating losses, as well as any other significant non-cash items such as depreciation, amortization and share-based compensation, and cash paid for interest. The timing of collections of accounts receivable and the payment of accounts payable, other accrued liabilities and accrued payroll can also impact and cause fluctuations in our operating cash flow. Cash provided by operating activities increased by $53.1 million for the six-month period ended June 28, 2025 compared to the six-month period ended June 29, 2024, primarily due to:

•
improvements in operating income over the prior year period; partially offset by
•
the provision of cash associated with operating assets and liabilities during the first six months of 2025, including the timing of collections of accounts receivable, as well as payroll and incentive settlements.

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

	June 29, 2024	September 28, 2024	December 28, 2024	March 29, 2025	June 28, 2025
Days Sales Outstanding	47.8	48.1	46.4	45.6	47.2

Investing Activities

Net cash used in investing activities was $18.3 million for the six-month period ended June 28, 2025, as compared to $2.6 million for the six-month period ended June 29, 2024. The primary driver of the $15.8 million increase in cash used in the current period was the purchase of Thrive.

Financing Activities

Net cash (used in) provided by financing activities increased by $24.6 million, from $16.5 million net cash provided by financing activities for the six-month period ended June 29, 2024 to $8.2 million net cash used in financing activities for the six-month period ended June 28, 2025. The $24.6 million increase in net cash used was primarily attributable to payments for shares withheld to cover employee taxes on vesting of restricted stock during the current year period and borrowings under the Securitization Facility during the prior year period. There were no borrowings made under our Securitization Facility during the six-month period ended June 28, 2025.

Indebtedness

We typically incur term loan indebtedness to finance our acquisitions, and we borrow under our Securitization Facility and Revolving Credit Facility from time to time for working capital purposes, as well as to finance acquisitions, as needed. The following table presents our current and long-term obligations under our credit facilities as of June 28, 2025 and December 28, 2024, as well as related interest expense for the six-month periods ended June 28, 2025 and June 29, 2024, respectively:

	Current and Long-term			Interest Expense
(dollars in thousands)	Obligations			For the six-month periods ended
Instrument	June 28, 2025	December 28, 2024	Interest Rate	June 28, 2025	June 29, 2024
2021 Extended Term Loan (1)	$885,950	$890,550	S + 3.75%	$37,029	$41,834
Term Loan - Second Lien Term Loan (1)	415,000	415,000	S + 7.00%	24,201	26,241
Revolving Credit Facility (1)	-	-	S + 3.75%	349	425
Securitization Facility (2)	168,750	168,750	S + 2.75%	6,599	7,467
Amortization of debt issuance costs	-	-		3,350	2,484
Other	-	-		810	809
Total Indebtedness	$1,469,700	$1,474,300		$72,338	$79,260
Weighted Average Interest Rate (3)	9.0%	9.2%

(1)
Variable rate debt instrument which accrues interest at a rate equal to the SOFR rate, plus a credit spread adjustment ("CSA"), (subject to a minimum of 0.50%), plus an applicable margin.

(2)
Variable rate debt instrument which accrues interest at a rate equal to the SOFR rate, plus a CSA, plus an applicable margin.
(3)
Represents the weighted average annualized interest rate based upon the outstanding balances at June 28, 2025 and June 29, 2024, respectively, and the applicable interest rates at that date.

We were in compliance with all financial covenants and restrictions related to existing credit facilities at June 28, 2025.

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

On June 25, 2025, we amended the Securitization Facility (the "Seventh Amendment") to increase the maximum amount available thereunder from $225.0 million to $275.0 million, subject to certain borrowing base requirements. The amendment also, among other things, provided for an extension to the scheduled termination date of the Securitization Facility to three years from the effective date of the Seventh Amendment. As a result of the Seventh Amendment to the Securitization Facility the Revolving Credit Facility's maturity date was effectively extended to April 15, 2028.

Contractual Obligations

Our contractual obligations consist primarily of long-term debt obligations, interest payments, operating and financing leases. These contractual obligations impact our short-term and long-term liquidity and capital needs. As of June 28, 2025, there were no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer, and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of June 28, 2025.

During the three-month period ended June 28, 2025, we completed the Mergers. As permitted by the Securities and Exchange Commission staff interpretive guidance that an assessment of a recently acquired business may be omitted from the scope of evaluation in the year of acquisition, management excluded Thrive from its interim evaluation of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

On June 2, 2025, we completed the Mergers. As part of the ongoing integration, we are in the process of incorporating the controls and related procedures of Thrive. Other than incorporating Thrive's controls, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the three-month period ended June 28, 2025, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed in Current Reports on Form 8-K, no unregistered sales of the Company's equity securities were made during the three-month period ended June 28, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 28, 2025, none of the directors or officers of the Company adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement", as defined in Item 408 of Regulation S-K, except as follows:

On June 11, 2025, the officers of the Company listed in the chart below adopted Rule 10b5-1 trading arrangements intended to provide solely for "eligible sell-to-cover transactions" (as described in Rule 10b5-1(c)(1) under the Exchange Act) to satisfy the applicable tax withholding obligations in connection with the vesting of certain restricted stock unit awards. The number of shares to be sold pursuant to each officer's Rule 10b5-1 trading arrangement is dependent on the applicable tax obligations incurred in connection with the vesting of each officer's restricted stock unit awards and, therefore, is indeterminable at this time, but in no event exceed the aggregate number of shares of our common stock listed below.

Name	Title	Adoption Date	Expiration Date	Aggregate # of securities to be sold (2)
Jeff Shaner	Chief Executive Officer	June 11, 2025	January 9, 2026 (1)	180,000
Jeff Shaner	Chief Executive Officer	June 11, 2025	February 28, 2026 (1)	978,851
Matthew Buckhalter	Chief Financial Officer	June 11, 2025	January 9, 2026 (1)	115,000
Matthew Buckhalter	Chief Financial Officer	June 11, 2025	February 28, 2026 (1)	106,427
Deborah Stewart	SVP, Chief Accounting Officer	June 11, 2025	January 9, 2026 (1)	75,000
Deborah Stewart	SVP, Chief Accounting Officer	June 11, 2025	February 28, 2026 (1)	89,788
Edwin C. Reisz	Chief Administrative Officer	June 11, 2025	January 9, 2026 (1)	125,000
Edwin C. Reisz	Chief Administrative Officer	June 11, 2025	February 28, 2026 (1)	425,304

(1)
Each trading arrangement permits transactions through the date of completion of all sales necessary to withhold minimum tax obligations required by applicable law.
(2)
The volume and timing of sales is determined based upon sell-to-cover events occurring upon the vesting of certain outstanding equity awards.

Each of the 10b5-1 plans in the above table included a representation from the officer to the Company, in accordance with the Company's securities trading policy, that such individual was not in possession of any material nonpublic information regarding the Company or the securities subject to the plan on the date of adoption.

Item 6. Exhibits

The following exhibits are filed or furnished herewith:

Exhibit Number	Description

10.1

Seventh Amendment to the Receivables Financing Agreement, dated June 25, 2025, by and among, Aveanna SPV I, LLC, Aveanna Healthcare LLC, and a bank (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on June 27, 2025 and incorporated herein by reference).

10.2	Amendment to Amended and Restated Shareholder Agreement dated, June 6, 2025.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aveanna Healthcare Holdings Inc.

Date: August 7, 2025	By:	/s/ Jeff Shaner
Jeff Shaner Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Matthew Buckhalter
Matthew Buckhalter Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2025	By:	/s/ Deborah Stewart
Deborah Stewart
Chief Accounting Officer (Principal Accounting Officer)