Form 10-Q/A
period 2025-06-28
Aveanna Healthcare Holdings, Inc.
filed 2025-08-11
CIK 1832332

other a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Aveanna Healthcare Holdings Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2025, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2025 (the “Original Filing”). This Amendment is being filed to revise Part II “Item 5. Other Information” by adding a Rule 10b5-1 trading arrangement terminated by J.H. Whitney VII, L.P., PSA Healthcare Investment Holding LLC, JHW Iliad Holdings LLC, PSA Iliad Holdings LLC and JHW Iliad Holdings II LLC (collectively, the “Whitney Funds”) during the quarter ended June 28, 2025, which was inadvertently omitted from the disclosure included in the Original Filing.

In addition, as required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer, principal financial officer, and principal accounting officer are filed herewith as exhibits to this Amendment, under Item 6 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in Original Filing or reflect any events that have occurred after the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.

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

Additionally, on May 19, 2025, the Whitney Funds terminated a Rule 10b5-1 trading arrangement (as such term is defined in Item 408(a) of Regulation S-K) which was entered into on December 13, 2024 and intended to satisfy the affirmative defense of Rule 10b5-1(c) with respect to the sale of up to an aggregate of 9,196,454 shares of the Company’s common stock. Mr. Robert M. Williams Jr., one of the Company’s directors, may be deemed to share beneficial ownership of the shares held by the Whitney Funds. Mr. Williams disclaims beneficial ownership of securities held by the Whitney Funds except to the extent of his pecuniary interest therein.

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

Aveanna Healthcare Holdings Inc.

Date: August 8, 2025	By:	/s/ Jeff Shaner
Jeff Shaner Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2025	By:	/s/ Matthew Buckhalter
Matthew Buckhalter Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2025	By:	/s/ Deborah Stewart
Deborah Stewart
Chief Accounting Officer (Principal Accounting Officer)