Form 10-Q
period 2025-09-27
Aveanna Healthcare Holdings, Inc.
filed 2025-11-06
CIK 1832332

other a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2025

or

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

As of October 31, 2025, the registrant had 208,911,383 shares of common stock, $0.01 par value per share, outstanding.

Table of Contents

		Page

	Cautionary Note Regarding Forward-Looking Statements	1

	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 27, 2025 (Unaudited) and December 28, 2024	2
	Consolidated Statements of Operations for the Three and Nine-Month Periods Ended September 27, 2025 and September 28, 2024 (Unaudited)	3
	Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Nine-Month Periods Ended September 27, 2025 and September 28, 2024 (Unaudited)	4
	Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 27, 2025 and September 28, 2024 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	43
	SIGNATURES
	Signatures	45

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
▪
our ability to have services funded from third-party payers, including Medicare, Medicaid and private health insurance companies, including as a result of changes to Medicaid to be implemented under the One Big Beautiful Bill Act;
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
▪
our ability to identify, obtain financing for, acquire and integrate strategic and accretive businesses or assets;
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

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
	As of
	September 27, 2025	December 28, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$145,866	$84,288
Patient accounts receivable	312,826	265,193
Receivables under insured programs	4,659	12,465
Prepaid expenses	14,486	17,477
Other current assets	24,761	13,247
Total current assets	502,598	392,670
Property and equipment, net	17,396	17,373
Operating lease right of use assets	37,852	41,278
Goodwill	1,116,373	1,054,552
Intangible assets, net	93,866	89,566
Receivables under insured programs	22,108	22,425
Other long-term assets	20,264	45,530
Total assets	$1,810,457	$1,663,394

LIABILITIES, DEFERRED RESTRICTED STOCK UNITS, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and other accrued liabilities	$27,088	$36,435
Accrued payroll and employee benefits	109,490	87,672
Current portion of insurance reserves - insured programs	4,659	12,465
Current portion of insurance reserves	17,852	18,444
Securitization obligations	165,000	168,750
Current portion of long-term obligations	13,250	9,200
Current portion of operating lease liabilities	15,908	15,498
Other current liabilities	56,440	53,703
Total current liabilities	409,687	402,167
Revolving credit facility	-	-
Long-term obligations, less current portion	1,289,309	1,271,656
Long-term insurance reserves - insured programs	22,108	22,425
Long-term insurance reserves	45,548	44,506
Operating lease liabilities, less current portion	26,590	31,718
Deferred income taxes	6,501	5,894
Other long-term liabilities	800	7,118
Total liabilities	1,800,543	1,785,484
Commitments and contingencies (Note 11)
Deferred restricted stock units	730	1,461
Stockholders’ deficit:
Preferred stock, $0.01 par value as of September 27, 2025 and December 28, 2024
5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value, 1,000,000,000 shares authorized;
208,911,373 and 193,225,177 issued and outstanding, respectively	2,089	1,932
Additional paid-in capital	1,342,976	1,256,680
Accumulated deficit	(1,335,881)	(1,382,163)
Total stockholders’ equity (deficit)	9,184	(123,551)
Total liabilities, deferred restricted stock units, and stockholders’ equity (deficit)	$1,810,457	$1,663,394

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the three-month periods ended		For the nine-month periods ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenue	$621,942	$509,023	$1,770,719	$1,504,634
Cost of revenue, excluding depreciation and amortization	419,118	349,324	1,173,537	1,040,814
Branch and regional administrative expenses	95,399	88,184	276,855	264,070
Corporate expenses	52,000	31,894	124,034	91,981
Depreciation and amortization	2,599	2,587	7,810	8,332
Acquisition-related costs	(1,175)	150	2,331	150
Other operating expense	418	2,860	734	5,271
Operating income	53,583	34,024	185,418	94,016
Interest income	826	100	1,087	297
Interest expense	(35,127)	(39,245)	(107,465)	(118,505)
Loss on debt extinguishment	(5,862)	-	(5,862)	-
Other (expense) income	(3)	(22,211)	(5,475)	2,329
Income (loss) before income taxes	13,417	(27,332)	67,703	(21,863)
Income tax benefit (expense)	647	(15,511)	(21,421)	(18,246)
Net income (loss)	$14,064	$(42,843)	$46,282	$(40,109)
Net income (loss) per share:
Net income (loss) per share, basic	$0.07	$(0.22)	$0.23	$(0.21)
Weighted average shares of common stock outstanding, basic	208,948	193,361	201,529	192,734
Net income (loss) per share, diluted	$0.06	$(0.22)	$0.22	$(0.21)
Weighted average shares of common stock outstanding, diluted	222,234	193,361	211,920	192,734

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except share data)
(Unaudited)

	For the three-month period ended September 27, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, June 28, 2025	208,259,393	$2,083	$1,335,870	$(1,349,945)	$(11,992)
Issuance of vested restricted shares	90,362	1	(1)	-	-
Employee stock purchase plan	561,618	5	2,147		2,152
Non-cash share-based compensation	-	-	4,960	-	4,960
Net income	-	-	-	14,064	14,064
Balance, September 27, 2025	208,911,373	$2,089	$1,342,976	$(1,335,881)	$9,184

	For the three-month period ended September 28, 2024
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 29, 2024	192,483,903	$1,924	$1,247,608	$(1,368,500)	$(118,968)
Employee stock purchase plan	741,274	7	1,732		1,739
Non-cash share-based compensation	-	-	3,630	-	3,630
Net income	-	-	-	(42,843)	(42,843)
Balance, September 28, 2024	193,225,177	$1,931	$1,252,970	$(1,411,343)	$(156,442)

	For the nine-month period ended September 27, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 28, 2024	193,225,177	$1,932	$1,256,680	$(1,382,163)	$(123,551)
Issuance of shares in connection with acquisition (Note 4)	11,184,588	112	59,726	-	59,838
Issuance of vested restricted shares	3,092,317	31	(5,592)	-	(5,561)
Employee stock purchase plan	1,409,291	14	3,929	-	3,943
Non-cash share-based compensation	-	-	28,233	-	28,233
Net income	-	-	-	46,282	46,282
Balance, September 27, 2025	208,911,373	$2,089	$1,342,976	$(1,335,881)	$9,184

	For the nine-month period ended September 28, 2024
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 30, 2023	190,733,153	$1,907	$1,239,757	$(1,371,234)	$(129,570)
Employee stock purchase plan	1,751,909	17	3,071	-	3,088
Issuance of vested restricted shares	740,115	7	668	-	675
Non-cash share-based compensation	-	-	9,474	-	9,474
Net income	-	-	-	(40,109)	(40,109)
Balance, September 28, 2024	193,225,177	$1,931	$1,252,970	$(1,411,343)	$(156,442)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the nine-month periods ended
	September 27, 2025	September 28, 2024
Cash Flows From Operating Activities:
Net income (loss)	$46,282	$(40,109)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	7,810	8,332
Amortization of deferred debt issuance costs	4,843	3,797
Reduction in carrying amount of operating lease right of use assets	13,231	15,628
Non-cash share-based compensation	21,115	12,483
Loss on disposal or impairment of licenses, property and equipment, and software	721	3,212
Fair value adjustments on interest rate derivatives	23,734	26,869
Loss on debt extinguishment	5,862	-
Deferred income taxes	607	527
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(25,016)	(28,891)
Prepaid expenses	5,554	5,631
Other current and long-term assets	(15,324)	(15,678)
Accounts payable and other accrued liabilities	(11,243)	11,919
Accrued payroll and employee benefits	17,496	17,823
Insurance reserves	(644)	6,942
Operating lease liabilities	(14,523)	(14,589)
Other current and long-term liabilities	(4,368)	5,335
Net cash provided by operating activities	76,137	19,231
Cash Flows From Investing Activities:
Acquisitions of businesses, net of cash acquired	(14,853)	-
Purchases of property and equipment, and software	(5,496)	(4,790)
Net cash used in investing activities	(20,349)	(4,790)
Cash Flows From Financing Activities:
Payments for shares withheld to cover employee taxes on vesting of restricted stock	(6,292)	-
Proceeds from employee stock purchase plan	3,943	3,088
Proceeds from securitization obligation	-	25,000
Repayment of securitization obligation	(3,750)	(10,000)
Proceeds from issuance of term loans, net of debt issuance costs	1,317,743	-
Principal payments on term loans	(1,305,550)	(4,600)
Principal payments on notes payable	(5,854)	(4,604)
Principal payments on financing lease obligations	-	(198)
Payment of debt issuance costs	(3,620)	(288)
Settlements with interest rate swap counterparties	9,170	11,681
Net cash provided by financing activities	5,790	20,079
Net change in cash and cash equivalents	61,578	34,520
Cash and cash equivalents at beginning of period	84,288	43,942
Cash and cash equivalents at end of period	$145,866	$78,462

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$113,207	$114,948
Cash paid for income taxes, net of refunds received	$24,286	$5,646

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

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited consolidated financial statements do not include all the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, these interim unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 27, 2025 and the results of operations for the three and nine-month periods ended September 27, 2025 and September 28, 2024, respectively. The results reported in these interim unaudited consolidated financial statements should not be regarded as indicative of results that may be expected for any future period or the year ending January 3, 2026. These interim unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 28, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2025.

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52 or 53-week fiscal year. The interim unaudited consolidated balance sheets reflect the accounts of the Company as of September 27, 2025 and December 28, 2024. For the three-month periods ended September 27, 2025 and September 28, 2024, the interim unaudited consolidated statements of operations and stockholders' equity (deficit) reflect the accounts of the Company from June 29, 2025 through September 27, 2025 and June 30, 2024 through September 28, 2024, respectively, each of which includes 13 weeks. For the nine-month periods ended September 27, 2025 and September 28, 2024, the interim unaudited consolidated statements of operations, stockholders' equity (deficit), and cash flows reflect the accounts of the Company from December 29, 2024, through September 27, 2025 and December 31, 2023 through September 28, 2024, respectively, each of which includes 39 weeks.

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard enhances income tax disclosure requirements for all entities by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. The standard will be effective for the fiscal year 2025 annual financial statements with early adoption permitted. The Company plans to adopt the standard when it

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

becomes effective beginning with the Company's fiscal year 2025 annual financial statements, and the Company expects the adoption of the standard will impact certain of its income tax disclosures.

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

Most contracts contain variable consideration; however, it is unlikely that a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payers and by implicit price concessions which the Company estimates based on its historical collection experience. Management estimates the transaction price on a payer-specific basis given its interpretation of the applicable regulations or contract terms. Updated regulations and contract negotiations occur frequently, necessitating regular review and assessment by management. There were no material revenue adjustments recognized from performance obligations satisfied or partially satisfied in previous periods for the three and nine-month periods ended September 27, 2025 or September 28, 2024, respectively.

As of September 27, 2025 and December 28, 2024, estimated contractual adjustments and implicit price concessions of $108.0 million and $90.6 million, respectively, were recorded as reductions to patient accounts receivable balances to arrive at the

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

estimated collectible revenue and patient accounts receivable. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of operating expenses in the consolidated statements of operations. The Company did not record any bad debt expense for the three and nine-month periods ended September 27, 2025 or September 28, 2024, respectively.

The following table presents revenue by payer type as a percentage of total revenue for the three and nine-month periods ended September 27, 2025 and September 28, 2024, respectively:

	For the three-month periods ended		For the nine-month periods ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Medicaid MCO	59.4%	56.7%	58.8%	56.3%
Medicaid	23.3%	25.0%	22.8%	23.4%
Commercial	7.4%	7.9%	8.5%	9.7%
Medicare	9.7%	10.3%	9.7%	10.5%
Self-pay	0.2%	0.1%	0.2%	0.1%
Total revenue	100.0%	100.0%	100.0%	100.0%

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

The Merger Agreement provides for customary purchase price adjustments, and approximately 1.3 million shares of the Company’s common stock are being held in escrow for a period of up to 12 months following the closing to support obligations under the Merger Agreement.

The preliminary purchase price allocation as of the acquisition date, reflecting measurement period adjustments made during the respective period, is as follows (amounts in thousands):

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Entity	Thrive
Acquisition Date	June 2, 2025
Cash consideration	$15,855
Share-based consideration	59,838
Total	$75,693

Cash and cash equivalents	$1,002
Patient accounts receivable	22,617
Receivables under insured programs	306
Prepaid expenses	721
Other current assets	308
Property and equipment	131
Operating lease right of use assets	1,835
Intangible assets - licenses	5,000
Intangible assets - trade names	540
Receivables under insured programs - long term	1,439
Other long-term assets	1,095

Accounts payable and other accrued liabilities	1,754
Accrued payroll and employee benefits	4,322
Current portion of insurance reserves	679
Current portion of operating lease liabilities	741
Other current liabilities	10,372
Long-term insurance reserves	2,160
Operating lease liabilities, less current portion	1,094

Total identifiable net assets	13,872
Goodwill	61,821
Total	$75,693

The purchase price allocation is preliminary pending a final analysis of the impact of income taxes and finalization of the fair value of intangible assets and net working capital. The preliminary goodwill recognized is attributable to the excess of the particular purchase price of the acquisition over the fair value of identifiable net assets acquired, including other identified intangible assets. Goodwill is primarily attributable to expected synergies resulting from the acquisition. Preliminary goodwill and measurement adjustments from the Merger were allocated to segments as follows (amounts in thousands):

	PDS	HHH	MS	Total
Balance at December 28, 2024, net (1)	$897,728	$46,188	$110,636	$1,054,552
Addition	64,178	-	-	64,178
Balance at June 28, 2025, net (1)	$961,906	$46,188	$110,636	$1,118,730
Measurement adjustments	(2,357)	-	-	(2,357)
Balance at September 27, 2025, net (1)	$959,549	$46,188	$110,636	$1,116,373

(1) Goodwill balance is net of accumulated impairment losses of $608.0 million for PDS, $119.8 million for MS, and $487.4 million for HHH.

The Company incurred transaction costs of $(1.2) million and $2.3 million during the three and nine-month periods ended September 27, 2025, respectively. No such cost was recognized during either the three or nine-month period ended September 28, 2024. These costs are included in acquisition-related costs in the accompanying consolidated statement of operations.

Pro forma financial information related to the above acquisition has not been provided as the transaction was determined to not be significant to the Company in accordance with Regulation S-X. The results of operations following the acquisition date of June 2, 2025 are included in the Company’s consolidated results of operations for the three and nine-month periods ended September 27, 2025.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following as of September 27, 2025 and December 28, 2024, respectively (dollar amounts in thousands):

Instrument	Stated Maturity Date	Contractual Interest Rate as of September 27, 2025	Interest Rate as of September 27, 2025	September 27, 2025	December 28, 2024
2025 Term Loans (1)	09/2032	S + 3.75%	7.89%	$1,325,000	$890,550
Second Lien Term Loan	N/A (2)	N/A (2)	N/A (2)	-	415,000
2025 Refinancing Revolving Credit Facility (1)	09/2030	S + 3.75%	7.89%	-	-
Total principal amount of long-term obligations				1,325,000	1,305,550
Less: unamortized debt issuance costs				(22,441)	(24,694)
Total amount of long-term obligations, net of unamortized debt issuance costs				1,302,559	1,280,856
Less: current portion of long-term obligations				(13,250)	(9,200)
Total amount of long-term obligations, net of unamortized debt issuance costs, less current portion				$1,289,309	$1,271,656
(1) S = One-month SOFR
(2) Second Lien Term Loan was paid in full as part of the Refinancing Amendment

On September 17, 2025, Aveanna Healthcare LLC (the “Borrower”), a wholly owned subsidiary of the Company, entered into the fourth joinder and twelfth amendment (the "Refinancing Amendment") to its First Lien Credit Agreement, dated as of March 16, 2017 (as further amended, supplemented, or otherwise modified from time to time, the "Existing Credit Agreement"), among the Company, the borrowing subsidiaries party thereto, the lenders party thereto, Barclays Bank PLC as administrative agent and collateral agent (in such capacities, the "Administrative Agent"), and other agents party thereto (the Existing Credit Agreement, as amended by the Refinancing Amendment, the “Amended Credit Agreement”). The Existing Credit Agreement provided for among other things, a senior secured term loan facility (the "Existing Term Loan Facility") and a $170.3 million senior secured revolving credit facility (the "Existing Revolving Credit Facility").

The Refinancing Amendment provides for, among other things, the refinancing of the Existing Revolving Credit Facility under the Existing Credit Agreement and incremental revolving loan commitments in an aggregate principal amount of $79.7 million, resulting in total aggregate revolving loan commitments of $250.0 million (the "2025 Refinancing Revolving Credit Facility"), a portion of which may be used for the issuance of letters of credit and swingline loans. The Refinancing Amendment additionally provides for the refinancing of the term loans previously outstanding ("2025 Refinancing Term Loans") under the Existing Term Loan Facility (the "2025 Refinancing Term Facility") and an incremental senior secured term loan facility, with aggregate commitments increased by $439.0 million (the "2025 Incremental Term Loans"). Combined, the 2025 Refinancing Term Loans and 2025 Incremental Term Loans aggregate to a total principal balance of $1,325.0 million (the "2025 Term Loans"). The 2025 Refinancing Revolving Credit Facility and the 2025 Refinancing Term Facility replace the Existing Revolving Facility and the Existing Term Loan Facility, respectively. The maturity date for loans and commitments under the 2025 Refinancing Revolving Credit Facility is September 17, 2030. The maturity date for loans and commitments under the 2025 Refinancing Term Facility is September 17, 2032. Loans under the 2025 Refinancing Term Facility amortize at a rate equal to 1.00% per annum, payable in equal quarterly installments, and were issued with original issue discount at 99.75% of par.

Proceeds from the 2025 Term Loans were used to immediately refinance in full the Existing Term Loans and the second lien term loan (the “Second Lien Term Loan”) provided by the Second Lien Credit Agreement, dated as of December 10, 2021, by and among the Company, the Borrower, a syndicate of lending institutions from time to time party thereto, and Barclays Bank PLC, as administrative agent and collateral agent, to pay accrued interest through the Closing Date, and to fund working capital and general corporate purposes.

In connection with refinancing the incremental revolving loan commitments for the 2025 Refinancing Revolving Credit Facility, the Company incurred debt issuance costs of $2.5 million and will be amortized straight-line through the maturity date of the September 17, 2030.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accordance with ASC 470-50-40, Debt Modification and Extinguishments, the Refinancing Amendment related to the 2025 Term Loans was accounted for as a modification of debt for the lenders that remained in the syndicate, while the aggregate balance attributable to lenders of the Existing Term Loan Facility and Second Lien Term Loan who did not participate in the 2025 Term Loans was accounted for as an extinguishment of debt. As a result, unamortized debt issuance costs related to the Existing Term Loan Facility and Second Lien Term Loan were written off and recorded as a $5.9 million loss on debt extinguishment on the unaudited consolidated statements of operations for both the three-month and nine-month periods ended September 27, 2025. A balance of $15.3 million of existing debt issuance costs allocated to the lenders that continued in the syndicate remained deferred and will be amortized via the effective-interest method through the maturity date of the September 17, 2032. Third party fees allocated to lenders who remained in the syndicate were recorded as debt modification expense of $16.0 million and included in Corporate expenses on the unaudited consolidated statements of operations for both the three-month and nine-month periods ended September 27, 2025. The aggregate balance of the 2025 Term Loans attributable to new lenders was treated as new debt. $3.9 million of third party fees allocated to new borrowers and $3.3 million of lender fees were deferred and will be amortized via the effective-interest method through the maturity date of the September 17, 2032.

The 2025 Term Loans under the Amended Credit Agreement bear interest at a rate equal to, at the election of the Borrower, Term SOFR (as defined in the Amended Credit Agreement) plus an applicable margin equal to 3.75% per annum or an alternative base rate ("ABR") plus an applicable margin equal to 2.75% per annum. Loans under the 2025 Refinancing Revolving Credit Facility bear interest at a rate equal to, at the election of the Borrower, Term SOFR, plus an applicable margin equal to 3.75% per annum or a base rate plus an applicable margin equal to 2.75% per annum, so long as the Consolidated First Lien Net Leverage Ratio (as defined in the Amended Credit Agreement) is greater than 3.90 to 1.00 as of the last day of the preceding fiscal quarter, subject to (a) a decrease of 0.25% in the event that, and for so long as, the Consolidated First Lien Net Leverage Ratio is less than or equal to 3.90 to 1.00 and greater than 3.40 to 1.00 as of the last day of the preceding fiscal quarter and (b) a decrease of 0.50% in the event that, and for so long as, the Consolidated First Lien Net Leverage Ratio is less than or equal to 3.40 to 1.00 as of the last day of the preceding fiscal quarter. As of September 27, 2025, the principal amount of the 2025 Term Loans and borrowings under the 2025 Refinancing Revolving Credit Facility each accrued interest at a rate of 7.89%.

On September 17, 2025, substantially concurrently with the Refinancing Amendment, the Borrower terminated its Second Lien Credit Agreement. The Second Lien Credit Agreement provided for the Second Lien Term Loan in an aggregate principal amount of $415.0 million. The entirety of the Second Lien Term Loan was repaid with proceeds from the 2025 Incremental Term Loans.

Debt issuance costs related to the term loans are recorded as a direct deduction from the carrying amount of the debt. The balances for debt issuance costs related to the term loans as of September 27, 2025 and December 28, 2024 were $22.4 million and $24.7 million, respectively. Debt issuance costs related to the 2025 Refinancing Revolving Credit Facility and the Revolving Credit Facility are recorded within other long-term assets. The balances for debt issuance costs related to the 2025 Refinancing Revolving Credit Facility as of September 27, 2025 and December 28, 2024 were $3.4 million and $1.6 million, respectively. The Company recognized interest expense related to the amortization of debt issuance costs of $1.3 million and $4.3 million for the three and nine-month periods ended September 27, 2025, respectively, and $1.1 million and $3.3 million for the three and nine-month periods ended September 28, 2024, respectively.

Issued letters of credit as of September 27, 2025 and December 28, 2024 were $23.0 million and $32.3 million, respectively. There were no swingline loans outstanding as of September 27, 2025 or December 28, 2024. Borrowing capacity under the Company's 2025 Refinancing Revolving Credit Facility was approximately $227.0 million as of September 27, 2025. Available borrowing capacity under the 2025 Refinancing Revolving Credit Facility is subject to a maintenance leverage covenant that becomes effective if more than 40% of the total commitment is utilized.

The fair value of the Company's long-term obligations was estimated using market-observable inputs from the Company’s comparable peers with public debt, including quoted prices in active markets, which are considered Level 2 inputs. The aggregate fair value of the Company's long-term obligations was $1,325.0 million at September 27, 2025.

The Company was in compliance with all financial covenants and restrictions under the foregoing instruments at September 27, 2025.

6. SECURITIZATION FACILITY

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On November 12, 2021, the Company (through a wholly owned special purpose entity, Aveanna SPV I, LLC) (the “special purpose entity”) and a lending institution entered into a Receivables Financing Agreement, which, as amended, has a scheduled termination date of June 25, 2028 (as amended, the “Securitization Facility”). On June 25, 2025, the Company amended the Securitization Facility to increase the maximum amount available thereunder from $225.0 million to $275.0 million, subject to certain borrowing base requirements. The balances for debt issuance costs related to the Securitization Facility as of September 27, 2025 and December 28, 2024 were $1.7 million and $1.1 million, respectively and included in other long-term assets. The Company recognized interest expense related to the amortization of debt issuance costs of $0.2 million and $0.5 million for the three and nine-month periods ended September 27, 2025, respectively, and $0.2 million and $0.5 million for the three and nine-month periods ended September 28, 2024, respectively.

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

The outstanding balance under the Securitization Facility was $165.0 million at September 27, 2025 and $168.8 million at December 28, 2024. The balance accrues interest at a rate equal to the SOFR rate, plus a credit spread adjustment ("CSA"), plus an applicable margin. The interest rate under the Securitization Facility was 7.00% at September 27, 2025.

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

The Company’s other assets measured at fair value were as follows (amounts in thousands):

	Fair Value Measurements at September 27, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$7,962	$-	$7,962
Interest rate swap agreements	-	6,584	-	6,584
Total derivative assets	$-	$14,546	$-	$14,546

	Fair Value Measurements at December 28, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$22,543	$-	$22,543
Interest rate swap agreements	-	15,737	-	15,737
Total derivative assets	$-	$38,280	$-	$38,280

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

The Company currently has two interest rate swap agreements intended to limit its exposure to interest rate risk on its variable rate debt. These swaps expire on June 30, 2026. Since July 1, 2023, the interest rate swap agreements have paid a fixed rate of 2.03% and received the one-month SOFR rate, subject to a 0.50% floor. The aggregate notional amount of the interest rate swaps remained unchanged at $520.0 million at September 27, 2025 and December 28, 2024, respectively. The fair value of the interest rate swaps was $6.6 million at September 27, 2025 and $15.7 million at December 28, 2024. The fair value of the interest rate swaps is included in other current assets in the interim unaudited consolidated balance sheet at September 27, 2025 and other long term assets in the consolidated balance sheet at December 28, 2024. The Company does not apply hedge accounting to these agreements and records all mark-to-market adjustments directly to other (expense) income in the consolidated statements of operations, which are included within cash flows from operating activities in the consolidated statements of cash flows. The net settlements incurred with swap counterparties under the swap agreements are recognized through cash flows from financing activities in the consolidated statements of cash flows due to an other-than-insignificant financing element on the interest rate swaps.

The Company has interest rate cap agreements with an aggregate notional amount of $880.0 million and a cap rate of 2.96%. The cap agreements have an expiration date of February 28, 2027. The cap agreements provide that the counterparty pays the Company the amount by which SOFR exceeds 2.96%. The fair value of the interest rate cap agreements was $8.0 million at September 27, 2025 and $22.5 million at December 28, 2024 and is included in other long-term assets on the interim unaudited consolidated balance sheets. The Company does not apply hedge accounting to interest rate cap agreements and records all mark-to-market adjustments directly to other (expense) income in the consolidated statements of operations, which are included within cash flows from operating activities in the consolidated statement of cash flows. The proceeds received from cap counterparties under the cap agreements are recognized through cash flows from operating activities in the consolidated statements of cash flows.

The following losses and gains from these derivatives not designated as hedging instruments were recognized in the Company’s consolidated statements of operations for the three and nine-month periods ended September 27, 2025 and September 28, 2024, respectively (amounts in thousands):

	Statement of Operations	For the three-month periods ended
	Classification	September 27, 2025	September 28, 2024
Interest rate cap agreements	Other (expense) income	$(3,455)	$(19,399)
Interest rate swap agreements	Other (expense) income	$(2,699)	$(12,600)

	Statement of Operations	For the nine-month periods ended
	Classification	September 27, 2025	September 28, 2024
Interest rate cap agreements	Other (expense) income	$(14,581)	$(15,969)
Interest rate swap agreements	Other (expense) income	$(9,153)	$(10,900)

The Company does not utilize financial instruments for trading or other speculative purposes.

9. INCOME TAXES

On July 4, 2025, H.R. 1., also known as the One Big Beautiful Bill Act ("OBBBA), was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The OBBBA provides full bonus depreciation for certain assets placed into service after January 19, 2025, an election to expense current and previously unamortized U.S. incurred research or experimental expenditures, and a new calculation allowing companies to deduct additional interest expense. While the Company is still evaluating the full extent of the impact of OBBBA, for fiscal year 2025, the Company expects a favorable impact to cash taxes paid.

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

The Company recorded income tax benefit of $0.6 million and income tax expense of $21.4 million for the three and nine-month periods ended September 27, 2025, respectively, and income tax expense of $15.5 million and income tax expense of $18.2 million for the three and nine-month periods ended September 28, 2024, respectively.

The Company’s effective tax rate was negative 4.8% and positive 31.6% for the three and nine-month periods ended September 27, 2025, respectively, and negative 56.8% and negative 83.5% for the three and nine-month periods ended September 28, 2024, respectively. The effective tax rates for the three and nine-month periods ended September 27, 2025 and September 28, 2024 differed from the statutory rate of 21% primarily due to certain non-deductible expenses, most notably interest expense, and the changes in the valuation allowance recorded against certain deferred tax assets. For the three and nine-month periods ended September 27, 2025, the effective rate was also impacted by certain provisions of the OBBBA.

For the three and nine-month periods ended September 27, 2025, there were no material changes to the Company's uncertain tax positions. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions in income tax expense in the accompanying consolidated statements of operations.

10. SHARE-BASED COMPENSATION

Pre-IPO Options and Management Restricted Units

The Company recorded compensation expense, net of forfeitures, of $0.7 million and $2.1 million for the three and nine-month periods ended September 27, 2025, respectively, and $0.8 million and $1.6 million for the three and nine-month periods ended September 28, 2024, respectively, which is included in corporate and branch and regional administrative expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense as of September 27, 2025 associated with these outstanding awards was $0.7 million.

Director Restricted Stock Units

In February 2025, the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") approved grants of 173,914 restricted stock units, with a grant date per share fair value of $4.26, to certain independent Directors ("Director RSUs") under the Company's 2021 Omnibus Stock Incentive Plan (the "2021 Omnibus Incentive Plan"). Director RSUs vest on the first anniversary of the grant date, and each RSU settles for one share of common stock upon vesting. The Company recorded compensation expense of $0.2 million and $0.6 million for the three and nine-month periods ended September 27, 2025, respectively, and $0.2 million and $0.7 million for the three and nine-month periods ended September 28, 2024, respectively, which is included in corporate expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense as of September 27, 2025 associated with outstanding director restricted stock units was $0.2 million.

Long-Term Incentive Plan ("LTIP")

In February 2025, the Compensation Committee approved grants of restricted stock units ("RSUs") and performance stock units ("PSUs") under the Company's 2021 Omnibus Stock Incentive Plan. Annual grants of RSUs and PSUs have been awarded since fiscal year 2022. Upon vesting, each RSU and each PSU settles for one share of common stock.

The RSUs are subject to a three-year service-based cliff vesting schedule commencing on the date of grant. Compensation cost for the RSUs is measured based on the grant date fair value of each underlying share of common stock and the number of RSUs granted and is recognized over the applicable vesting period on a straight-line basis. In February 2025, the Company granted 1,649,109 RSUs with a grant date per share fair value of $4.26. The Company recorded compensation expense, net of forfeitures, of $1.3 million and $4.4 million for the three and nine-month periods ended September 27, 2025, respectively, and $1.2 million and $3.3 million for the three and nine-month periods ended September 28, 2024, respectively, which is included in corporate and branch and regional administrative expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense was $9.5 million as of September 27, 2025.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The PSUs contain performance criterion based on adjusted EBITDA targets for each of the three years during the vesting period. Achievement of any annual target during the three years subsequent to the grant date results in a cumulative achievement event for the target year and any prior year award not previously achieved. Additionally, the PSUs are subject to a three-year service-based cliff vesting schedule commencing on the date of grant. The PSUs have service and performance conditions, and compensation cost is initially measured based on the grant date fair value of each underlying share of common stock. Cumulative compensation cost is subsequently adjusted at the end of each reporting period to reflect the current estimation of achieving the performance condition. In February 2025, the Company granted 1,649,014 PSUs with a weighted average grant date per share fair value of $4.26. Further, during three-month period ended March 29, 2025, the Compensation Committee modified PSUs originally issued during the three-month period ended April 2, 2022. The previous performance criterion were replaced with an Adjusted EBITDA target for the fiscal year ending January 3, 2026. Effects of the modification are reflected in compensation expense, net of forfeitures, for the three and nine-month periods ended September 27, 2025. The Company recorded compensation expense, net of forfeitures, of $2.2 million and $4.9 million for the three and nine-month periods ended September 27, 2025, respectively, and $1.1 million and $2.7 million for the three and nine-month periods ended September 28, 2024, respectively, which is included in corporate and branch and regional administrative expenses in the accompanying consolidated statements of operations. Unrecognized compensation expense was $10.3 million as of September 27, 2025.

Senior Management Retention Plan ("SMRP")

In the second quarter of 2023, the Compensation Committee approved SMRP awards to certain members of management to be paid in the form of RSUs under the 2021 Omnibus Stock Incentive Plan. The awards were granted based on a fixed dollar value for each member of senior management included in the plan. The performance condition related to the SMRP was achieved on March 29, 2025, resulting in the acceleration of the related compensation expense of the awards. The Company recorded no compensation expense during the three-month period ended September 27, 2025 and compensation expense, net of forfeitures, of $7.6 million during the nine-month period ended September 27, 2025, and $1.3 million and $3.0 million during the three and nine-month periods ended September 28, 2024, respectively, which is included in corporate expenses and branch and regional administrative expenses in the accompanying consolidated statements of operations. There was no unrecognized compensation expense as of September 27, 2025.

Total compensation expense, net of forfeitures, for all awards under the Company's previous stock incentive plan (the "Amended 2017 Plan") and 2021 Omnibus Incentive Plan was $4.4 million and $19.6 million for the three and nine-month periods ended September 27, 2025 and $4.6 million and $11.3 million for the three and nine-month periods ended September 28, 2024, respectively. Total unrecognized compensation expense for all awards under the Amended 2017 Plan and 2021 Omnibus Incentive Plan was $20.7 million as of September 27, 2025.

Employee Stock Purchase Plan

During the three-month period ended September 27, 2025, participants in the Company's Employee Stock Purchase Plan purchased a total of 561,618 shares of common stock at a weighted average price of approximately $3.83 per share. During the three-month period ended September 28, 2024, participants in the Company's Employee Stock Purchase Plan purchased a total of 741,274 shares of common stock at a weighted average price of approximately $2.35 per share. During the nine-month period ended September 27, 2025, participants purchased a total of 1,409,291 shares of common stock at an average price of $2.80 per share. During the nine-month period ended September 28, 2024, participants purchased 1,751,909 shares of common stock at a weighted average price of approximately $1.76 per share.

The Company recorded compensation expense of $0.6 million and $1.5 million for the three and nine-month periods ended September 27, 2025, respectively, and $0.4 million and $1.2 million for the three and nine-month periods ended September 28, 2024, respectively, which is included in corporate expenses, branch and regional administrative expenses and cost of revenue, excluding depreciation and amortization in the accompanying consolidated statements of operations.

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

Since October 1, 2025, the Company has maintained primary commercial insurance coverage on a claims-made basis for professional liability claims with a $2.0 million per claim deductible, a $2.0 million aggregate buffer retention, and $5.0 million per claim and annual aggregate limits. Prior to October 1, 2025, the Company maintained primary commercial insurance coverage on a claims made basis for professional liability claims with varying deductibles by policy year from $0.5 million to $2.0 million on a per claim basis and $4.5 million to $6.0 million per claim and annual aggregate limits. Moreover, the Company maintains excess insurance coverage for professional liability claims to cover any claims over the aggregate limits. In addition, the Company maintains workers’ compensation insurance with $0.5 million per claim deductible and statutory limits. The Company reimburses insurance carriers for deductible losses under these policies. The Company’s insurance carriers require collateral to secure the Company’s obligation to reimburse insurance carriers for these deductible payments. Collateral as of September 27, 2025 was comprised of $23.0 million of issued letters of credit and $1.5 million in cash collateral. Collateral as of December 28, 2024 was comprised of $23.1 million of issued letters of credit and $0.7 million in cash collateral.

As of September 27, 2025, insurance reserves totaling $90.2 million were included on the interim unaudited consolidated balance sheets, representing $38.7 million and $51.5 million of reserves for professional liability claims and workers’ compensation claims, respectively. At December 28, 2024, insurance reserves totaling $97.8 million were included on the consolidated balance sheets, representing $42.7 million and $55.1 million of reserves for professional liability claims and workers’ compensation claims, respectively.

Litigation and Other Current Liabilities

On January 18, 2023, an arbitration award in the amount of $7.9 million was rendered against the Company related to a claim under the Company's Texas non-subscriber benefit plan. In September 2023, upon entry of the court’s final judgment, we promptly obtained a $9.1 million appellate bond with the trial court. The appellate bond was collateralized with letters of credit. In May 2025, a settlement agreement between all parties was reached. On June 9, 2025, the court entered an agreed final judgment in the matter and ordered the release of the bond. The letters of credit securing the bond were released on June 16, 2025. As a result, amounts previously reserved for under Insurance Reserves were reduced and resulted in a net reduction to Cost of Revenue, excluding depreciation and amortization, of $6.2 million for the nine-month period ended September 27, 2025.

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

12. RELATED PARTY TRANSACTIONS

As of September 27, 2025, one of the Company’s significant shareholders owned 7.8% of the 2025 Term Loans.

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

Results shown for the three and nine-month periods ended September 27, 2025 and September 28, 2024 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

The following tables summarize the Company’s segment information for the three and nine-month periods ended September 27, 2025 and September 28, 2024, respectively (amounts in thousands):

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the three-month period ended September 27, 2025
	PDS	HHH	MS	Total
Revenue	$514,431	$62,427	$45,084	$621,942
Cost of revenue, excluding depreciation and amortization	365,159	29,146	24,813	419,118
Gross margin	$149,272	$33,281	$20,271	$202,824
Gross margin percentage	29.0%	53.3%	45.0%	32.6%

	For the three-month period ended September 28, 2024
	PDS	HHH	MS	Total
Revenue	$409,558	$54,139	$45,326	$509,023
Cost of revenue, excluding depreciation and amortization	299,731	24,948	$24,645	349,324
Gross margin	$109,827	$29,191	$20,681	$159,699
Gross margin percentage	26.8%	53.9%	45.6%	31.4%

	For the nine-month period ended September 27, 2025
	PDS	HHH	MS	Total
Revenue	$1,460,441	$179,272	$131,006	$1,770,719
Cost of revenue, excluding depreciation and amortization	1,018,550	82,187	72,800	1,173,537
Gross margin	$441,891	$97,085	$58,206	$597,182
Gross margin percentage	30.3%	54.2%	44.4%	33.7%

	For the nine-month period ended September 28, 2024
	PDS	HHH	MS	Total
Revenue	$1,212,418	$163,382	$128,834	$1,504,634
Cost of revenue, excluding depreciation and amortization	891,588	75,814	$73,412	1,040,814
Gross margin	$320,830	$87,568	$55,422	$463,820
Gross margin percentage	26.5%	53.6%	43.0%	30.8%

	For the three-month periods ended		For the nine-month periods ended
Segment Reconciliation:	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Total segment gross margin	$202,824	$159,699	$597,182	$463,820
Branch and regional administrative expenses	95,399	88,184	276,855	264,070
Corporate expenses	52,000	31,894	124,034	91,981
Depreciation and amortization	2,599	2,587	7,810	8,332
Acquisition-related costs	(1,175)	150	2,331	150
Other operating expense	418	2,860	734	5,271
Operating income	53,583	34,024	185,418	94,016
Interest income	826	100	1,087	297
Interest expense	(35,127)	(39,245)	(107,465)	(118,505)
Loss on debt extinguishment	(5,862)	-	(5,862)	-
Other (expense) income	(3)	(22,211)	(5,475)	2,329
Income (loss) before income taxes	$13,417	$(27,332)	$67,703	$(21,863)

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

	For the three-month periods ended		For the nine-month periods ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Numerator:
Net income (loss)	$14,064	$(42,843)	$46,282	$(40,109)
Denominator:
Weighted average shares of common stock outstanding (1), basic	208,948	193,361	201,529	192,734
Net income (loss) per share, basic	$0.07	$(0.22)	$0.23	$(0.21)

Weighted average shares of common stock outstanding (1), diluted	222,234	193,361	211,920	192,734
Net income (loss) per share, diluted	$0.06	$(0.22)	$0.22	$(0.21)
Dilutive securities outstanding not included in the computation of diluted net income (loss) per share, as their effect is antidilutive:
RSUs	-	9,316	-	9,316
PSUs	-	6,113	-	6,113
Stock options	3,206	13,039	3,206	13,039

(1)
The calculation of weighted average shares of common stock outstanding includes all vested deferred restricted stock units.

15. SUBSEQUENT EVENT

On October 21, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) by and among the Company, certain selling stockholders affiliated with J.H. Whitney Equity Partners VII, LLC (the “Selling Stockholders”) and Jefferies LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein (the “Underwriters”), providing for the offer and sale by the Selling Stockholders (the “Secondary Offering”) of 10,000,000 shares of the Company’s Common Stock at a public offering price of $9.00 per share. In addition, the Selling Stockholders granted the Underwriters a 30-day option to purchase up to an additional 1,500,000 shares of the Company’s Common Stock. The Secondary Offering closed on October 23, 2025. On October 24, 2025, the Underwriters gave notice of their intent to exercise in full their option to purchase the additional 1,500,000 of the Company's Common Stock. The over-allotment exercise closed on October 28, 2025. The Company did not issue or sell any Common Stock in the Secondary Offering and did not receive any proceeds from the Secondary Offering.

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

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52-week or 53-week fiscal year. “Fiscal year 2025” refers to the 53-week fiscal year ending on January 3, 2026. “Fiscal year 2024” refers to the 52-week fiscal year ended on December 28, 2024. The “three-month period ended September 27, 2025”, or “third quarter of 2025” refers to the 13-week fiscal quarter ended on September 27, 2025. The “three-month period ended September 28, 2024” or “third quarter of 2024” refers to the 13-week fiscal quarter ended on September 28, 2024. The "nine-month period ended September 27, 2025", or "first nine months of 2025", refers to the period from December 29, 2024 through September 27, 2025. The "nine-month period ended September 28, 2024", or "first nine months of 2024", refers to the period from December 31, 2023 through September 28, 2024.

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

The following table summarizes the revenues generated by each of our segments for the three-month periods ended September 27, 2025 and September 28, 2024, respectively:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the three-month period ended September 27, 2025	$621,942	$514,431	$62,427	$45,084
Percentage of consolidated revenue		83%	10%	7%
For the three-month period ended September 28, 2024	$509,023	$409,558	$54,139	$45,326
Percentage of consolidated revenue		80%	11%	9%

The following table summarizes the revenues generated by each of our segments for the nine-month periods ended September 27, 2025 and September 28, 2024, respectively:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the nine-month period ended September 27, 2025	$1,770,719	$1,460,441	$179,272	$131,006
Percentage of consolidated revenue		82%	10%	8%
For the nine-month period ended September 28, 2024	$1,504,634	$1,212,418	$163,382	$128,834
Percentage of consolidated revenue		81%	11%	8%

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

Recent Developments

Secondary Offering

On October 21, 2025, certain selling stockholders affiliated with J.H. Whitney Equity Partners VII, LLC (the “Selling Stockholders”) sold 10,000,000 shares of the Company’s common stock to the public (the “Secondary Offering”) pursuant an underwriting agreement (the “Underwriting Agreement”) by and among the Company, the Selling Stockholders and Jefferies LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein (the “Underwriters”). On October 28, 2025, the Underwriters exercised an additional 1,500,000 shares of the Company’s common stock to the public following the full exercise of an over-allotment option pursuant to the Underwriting Agreement. The Company did not issue or sell any common stock in the Secondary Offering and did not receive any proceeds from the Secondary Offering.

Regulatory Developments

On June 30, 2025, the Centers for Medicare & Medicaid Services (“CMS”) issued its calendar year 2026 ("CY 2026") proposed rule for the home health prospective payment system. CMS estimates the proposed rule would reduce home health payments by 6.4% in CY 2026 relative to 2025. This update includes a 3.2% market basket update, reduced by a 0.8% cut for productivity. The proposed rule also includes several reductions that CMS proposes as necessary to achieve budget neutral implementation of the Patient-driven Groupings Model (“PDGM”), which are a 4.1% permanent reduction to the standard payment rate to prevent future overpayments, as well as a temporary but indefinite 5.0% reduction to recoup past overpayments. CMS also proposes a 0.5% reduction related to high-cost outlier payments. The comment period on the proposed rule ended August 29, 2025. We have partnered with our industry advocates and others to share comments with CMS on the proposed rule. The ultimate impact of the final rule, if adopted as proposed, would negatively affect reimbursement rates in our HHH segment in line with the proposed 6.4% reduction.

On July 4, 2025, H.R. 1, also known as the One Big Beautiful Bill Act ("OBBBA"), was enacted into law. The Congressional Budget Office projects OBBBA will result in a reduction to federal Medicaid spending by an estimated $1.15 trillion over the next ten years. The changes to Medicaid made by OBBBA include provisions expected to reduce the population of Medicaid recipients through more stringent eligibility requirements, reductions in provider taxes, work (community engagement) requirements, limits on state-directed payments, and other changes. Most of the applicable provisions have implementation dates of December 31, 2026, or later. While there were no specific changes to the Medicaid waiver programs that a majority of our patient population qualifies for services under, and no provisions that we believe directly impact the reimbursement rates of the services we provide, the resulting reductions to state Medicaid budgets may indirectly impact future rate expansion for certain Medicaid-funded services.

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

Results of Operations

Three-Month Period Ended September 27, 2025 Compared to the Three-Month Period Ended September 28, 2024

The following table summarizes our consolidated results of operations, including Field contribution, which is a non-GAAP measure (see “Non-GAAP Financial Measures” below), for the three-month periods indicated:

	For the three-month periods ended
(dollars in thousands)	September 27, 2025	% of Revenue	September 28, 2024	% of Revenue	Change	% Change
Revenue	$621,942	100.0%	$509,023	100.0%	$112,919	22.2%
Cost of revenue, excluding depreciation and amortization	419,118	67.4%	349,324	68.6%	69,794	20.0%
Gross margin	$202,824	32.6%	$159,699	31.4%	$43,125	27.0%
Branch and regional administrative expenses	95,399	15.3%	88,184	17.3%	7,215	8.2%
Field contribution	$107,425	17.3%	$71,515	14.0%	$35,910	50.2%
Corporate expenses	52,000	8.4%	31,894	6.3%	20,106	63.0%
Depreciation and amortization	2,599	0.4%	2,587	0.5%	12	0.5%
Acquisition-related costs	(1,175)	-0.2%	150	0.0%	(1,325)	-883.3%
Other operating expense	418	0.1%	2,860	0.6%	(2,442)	-85.4%
Operating income	$53,583	8.6%	$34,024	6.7%	$19,559	57.5%
Interest expense, net	(34,301)		(39,145)		4,844	-12.4%
Loss on debt extinguishment	(5,862)		-		(5,862)	-100.0%
Other expense	(3)		(22,211)		22,208	-100.0%
Income tax benefit (expense)	647		(15,511)		16,158	104.2%
Net income (loss)	$14,064		$(42,843)		$56,907	132.8%

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the three-month periods indicated:

	For the three-month periods ended
(dollars in thousands)	September 27, 2025	September 28, 2024	Change	% Change
Revenue	$621,942	$509,023	$112,919	22.2%
Cost of revenue, excluding depreciation and amortization	419,118	349,324	69,794	20.0%
Gross margin	$202,824	$159,699	$43,125	27.0%
Gross margin percentage	32.6%	31.4%		1.2%	(1)
Branch and regional administrative expenses	95,399	88,184	7,215	8.2%
Field contribution	$107,425	$71,515	$35,910	50.2%
Field contribution margin	17.3%	14.0%
Corporate expenses	$52,000	$31,894	$20,106	63.0%
As a percentage of revenue	8.4%	6.3%
Operating income	$53,583	$34,024	$19,559	57.5%
As a percentage of revenue	8.6%	6.7%
(1)
Represents the change in margin percentage quarter over quarter.

The following tables summarize our key performance measures by segment for the three-month periods indicated:

	PDS
	For the three-month periods ended
(dollars and hours in thousands)	September 27, 2025	September 28, 2024	Change	% Change
Revenue	$514,431	$409,558	$104,873	25.6%
Cost of revenue, excluding depreciation and amortization	365,159	299,731	65,428	21.8%
Gross margin	$149,272	$109,827	$39,445	35.9%
Gross margin percentage	29.0%	26.8%		2.2%	(4)
Hours	11,822	10,474	1,348	12.9%
Revenue rate	$43.51	$39.10	$4.41	12.7%	(1)
Cost of revenue rate	$30.89	$28.62	$2.27	8.9%	(2)
Spread rate	$12.62	$10.48	$2.14	23.0%	(3)

	HHH
	For the three-month periods ended
(dollars and admissions/episodes in thousands)	September 27, 2025	September 28, 2024	Change	% Change
Revenue	$62,427	$54,139	$8,288	15.3%
Cost of revenue, excluding depreciation and amortization	29,146	24,948	4,198	16.8%
Gross margin	$33,281	$29,191	$4,090	14.0%
Gross margin percentage	53.3%	53.9%		-0.6%	(4)
Home health total admissions (5)	9.7	8.9	0.8	9.0%
Home health episodic admissions (6)	7.5	6.8	0.7	10.3%
Home health total episodes (7)	12.9	11.3	1.6	14.2%
Home health episodic mix (8)	77.3%	76.4%		0.9%	(10)
Home health revenue per completed episode (9)	$3,215	$3,104	$111	3.6%

	MS
	For the three-month periods ended
(dollars and UPS in thousands)	September 27, 2025	September 28, 2024	Change	% Change
Revenue	$45,084	$45,326	$(242)	-0.5%
Cost of revenue, excluding depreciation and amortization	24,813	24,645	168	0.7%
Gross margin	$20,271	$20,681	$(410)	-2.0%
Gross margin percentage	45.0%	45.6%		-0.6%	(4)
Unique patients served (“UPS”)	91	92	(1)	-1.1%
Revenue rate	$495.43	$492.67	$2.76	0.6%	(1)
Cost of revenue rate	$272.67	$267.88	$4.79	1.8%	(2)
Spread rate	$222.76	$224.79	$(2.03)	-0.9%	(3)

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
(4)
Represents the change in margin percentage quarter over quarter.
(5)
Represents home health episodic and other admissions.
(6)
Represents home health episodic admissions.
(7)
Represents episodic admissions and recertifications.
(8)
Represents the ratio of home health episodic admissions to home health total admissions.
(9)
Represents Medicare revenue per completed episode.
(10)
Represents the change in home health episodic mix quarter over quarter.

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

Summary Operating Results

Operating Income

Operating income was $53.6 million, or 8.6% of revenue, for the three-month period ended September 27, 2025, as compared to operating income of $34.0 million, or 6.7% of revenue, for the three-month period ended September 28, 2024, an increase of $19.6 million.

Operating income for the third quarter of 2025 was positively impacted by an increase of $35.9 million, or 50.2%, in Field contribution, as compared to the third quarter of 2024. The $35.9 million increase in Field contribution resulted from a $112.9 million, or 22.2%, increase in consolidated revenue and a 3.3% increase in our Field contribution margin to 17.3% for the third quarter of 2025 from 14.0% for the third quarter of 2024. The primary driver of our higher Field contribution margin over the comparable quarter was an increase in gross margin percentage of 1.2%, along with a 2.0% decrease in branch and regional administrative expenses as a percentage of revenue to 15.3% for the third quarter of 2025 from 17.3% for the third quarter of 2024.

The following items primarily contributed to the $19.6 million increase in operating income over the comparable third quarter period:

•
the previously discussed $35.9 million increase in Field contribution,
•
a $1.3 million decrease in acquisition-related costs, and
•
a $2.4 million decrease in other operating expense; offset by
•
a $20.1 million increase in corporate expenses.

Net Income (Loss)

Net income for the three-month period ended September 27, 2025 was $14.1 million, as compared to net loss of $42.8 million for the three-month period ended September 28, 2024. The $56.9 million increase in net income was primarily driven by the following:

•
the previously discussed $19.6 million increase in operating income;
•
a $4.8 million decrease in interest expense, net,
•
a $16.1 million decrease in tax expense; and
•
an aggregate $22.2 million decrease in valuation losses on interest rate derivatives and net settlements received from interest rate derivative counterparties included in other expense compared to the third quarter of 2024; offset by
•
a $5.9 million loss on debt extinguishment recorded during the three-month period ended September 27, 2025.

Revenue

Revenue was $621.9 million for the three-month period ended September 27, 2025, as compared to $509.0 million for the three-month period ended September 28, 2024, an increase of $112.9 million, or 22.2%. This increase resulted from the following segment activity:

•
a $104.9 million, or 25.6%, increase in PDS revenue; and
•
a $8.3 million, or 15.3%, increase in HHH revenue; offset by
•
a $0.2 million, or 0.5%, decrease in MS revenue.

Our PDS segment revenue growth of $104.9 million, or 25.6%, for the three-month period ended September 27, 2025 was attributable to a 12.9% increase in volume and a 12.7% increase in revenue rate. The 12.9% increase in volume was primarily attributable to volume from the Thrive acquisition which was completed on June 2, 2025, and growth in demand for non-clinical services.

The 12.7% increase in PDS revenue rate for the three-month period ended September 27, 2025, as compared to the three-month period ended September 28, 2024, resulted primarily from the following: (i) reimbursement rate increases issued by various state Medicaid programs and Managed Medicaid payers; (ii) higher reimbursement rates associated with volumes attributed to the Thrive acquisition; (iii) increases in value-based payments; and (iv) improved collections on fully reserved aged receivables.

Our HHH segment revenue increase of $8.3 million, or 15.3%, for the three-month period ended September 27, 2025, as compared to the three-month period ended September 28, 2024, resulted primarily from a 14.2% increase in total episodes and an increase in home health revenue per completed episode due to improvements in patient mix compared to the third quarter of 2024.

The $0.2 million, or 0.5%, decrease in MS segment revenue for the three-month period ended September 27, 2025, as compared to the three-month period ended September 28, 2024, was attributable to a 1.1% decline in volume, partially offset by a 0.6% increase in revenue rate compared to the third quarter of 2024.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $419.1 million for the three-month period ended September 27, 2025, as compared to $349.3 million for the three-month period ended September 28, 2024, an increase of $69.8 million, or 20.0%. This increase resulted from the following segment activity:

•
a $65.4 million, or 21.8%, increase in PDS cost of revenue;
•
a $4.2 million, or 16.8%, increase in HHH cost of revenue; and
•
a $0.2 million, or 0.7%, increase in MS cost of revenue.

The 21.8% increase in PDS cost of revenue for the three-month period ended September 27, 2025 resulted from the previously described 12.9% increase in PDS volume combined with a 8.9% increase in PDS cost of revenue rate. The 8.9% increase in cost of revenue rate primarily resulted from higher caregiver labor costs, including the pass-through of reimbursement rate increases and higher labor rates associated with volumes attributed to the Thrive acquisition.

The 16.8% increase in HHH cost of revenue for the three-month period ended September 27, 2025 was driven primarily by higher home health total episodes.

The 0.7% increase in MS cost of revenue for the three-month period ended September 27, 2025 was driven primarily by higher enteral product costs.

Gross Margin and Gross Margin Percentage

Gross margin was $202.8 million, or 32.6% of revenue, for the three-month period ended September 27, 2025, as compared to $159.7 million, or 31.4% of revenue, for the three-month period ended September 28, 2024. Gross margin increased $43.1 million, or 27.0%, from the comparable prior year quarter. The 1.2% increase in gross margin percentage for the three-month period ended September 27, 2025 resulted from the combined changes in our revenue rates and cost of revenue rates in each of our segments, which we refer to as the change in our spread rate, as follows:

•
a 23.0% increase in PDS spread rate from $10.48 to $12.62 driven by the 12.7% increase in PDS revenue rate, net of the 8.9% increase in PDS cost of revenue rate;
•
a 0.9% decrease in MS spread rate from $224.79 to $222.76 driven by the 0.6% increase in MS revenue rate, and the 1.8% increase in MS cost of revenue rate; and
•
a 0.6% decrease in gross margin percentage in our HHH segment.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $95.4 million, or 15.3% of revenue, for the three-month period ended September 27, 2025, as compared to $88.2 million, or 17.3% of revenue, for the three-month period ended September 28, 2024, an increase of $7.2 million, or 8.2%.

The 8.2% increase in branch and regional administrative expenses for the three-month period ended September 27, 2025, as compared to the three-month period ended September 28, 2024, was primarily due to the additional branch operations associated with the Thrive acquisition and costs associated with integrating the acquired operations into our operating structure. The overall 2.0% decrease in branch and regional administrative expenses as a percentage of revenue for the three-month period ended September 27, 2025, as compared to the three-month period ended September 28, 2024, resulted from leveraging our branch and regional administrative structure as we grew volumes across our segments.

Field Contribution and Field Contribution Margin

Field contribution was $107.4 million, or 17.3% of revenue, for the three-month period ended September 27, 2025, as compared to $71.5 million, or 14.0% of revenue, for the three-month period ended September 28, 2024. Field contribution increased $35.9 million, or 50.2%, for the three-month period ended September 27, 2025, as compared to the three-month period ended September 28, 2024. The 3.3% increase in Field contribution margin for the three-month period ended September 27, 2025 resulted from the following:

•
a 1.2% increase in gross margin percentage for the three-month period ended September 27, 2025, as compared to the three-month period ended September 28, 2024; and
•
a 2.0% decrease in branch and regional administrative expenses as a percentage of revenue for the three-month period ended September 27, 2025, as compared to the three-month period ended September 28, 2024.

Field contribution and Field contribution margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the three-month periods ended September 27, 2025 and September 28, 2024 were as follows:

	For the three-month periods ended
	September 27, 2025		September 28, 2024
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$621,942		$509,023
Corporate expense components:
Compensation and benefits	$20,084	3.2%	$16,943	3.3%
Non-cash share-based compensation	3,522	0.6%	3,373	0.7%
Professional services	23,554	3.8%	5,959	1.2%
Rent and facilities expense	3,224	0.5%	3,220	0.6%
Office and administrative	(510)	-0.1%	396	0.1%
Other	2,126	0.4%	2,003	0.4%
Total corporate expenses	$52,000	8.4%	$31,894	6.3%

Corporate expenses were $52.0 million, or 8.4% of revenue, for the three-month period ended September 27, 2025, as compared to $31.9 million, or 6.3% of revenue, for the three-month period ended September 28, 2024. The $20.1 million, or 63.0%, increase in corporate expenses resulted primarily from $16.0 million of professional services associated with refinancing our credit facilities and increased compensation and benefits costs related primarily to additional compensation and benefits costs necessary to support the integration of the Thrive acquisition.

Depreciation and Amortization

Depreciation and amortization was $2.6 million for both the three-month period ended September 27, 2025 and the three-month period ended September 28, 2024.

Acquisition-related costs

Acquisition-related costs were $(1.2) million for the three-month period ended September 27, 2025, associated with the release of previously accrued costs related to the acquisition of Thrive as compared to $0.2 million for the three-month period ended September 28, 2024.

Other Operating Expense

Other operating expense was $0.4 million for the three-month period ended September 27, 2025, as compared to other operating expense of $2.9 million for the three-month period ended September 28, 2024, a decrease of $2.4 million. The $2.4 million decrease primarily resulted from the value associated with certain licenses impaired in the comparative periods.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $34.3 million for the three-month period ended September 27, 2025, as compared to $39.1 million for the three-month period ended September 28, 2024, a decrease of $4.8 million, or 12.4%. The decrease was primarily driven by decreases in the U.S. federal funds rate over the comparable periods. During September 2025 we restructured our Existing Credit Agreement, as well as terminated our Second Lien Term Loan Credit Agreement as part of an overall debt refinancing (as described in Note 5 to our Quarterly Financial Statements) which led to a lower weighted average interest rate. See further analysis under Liquidity and Capital Resources below.

Loss on Debt Extinguishment

During the three-month period ended September 27, 2025, we restructured our Existing Credit Agreement, as well as terminated our Second Lien Term Loan Credit Agreement (as described in Note 5 to our Quarterly Financial Statements). As a result of the overall debt refinancing, we recognized a $5.9 million loss on debt extinguishment for the three-month period ended September 27, 2025.

Other Expense

Other expense was less than $0.1 million for the three-month period ended September 27, 2025, as compared to other expense of $22.2 million for the three-month period ended September 28, 2024, a decrease of $22.2 million. We realized a $25.8 million decrease in non-cash valuation losses associated with interest rate derivatives resulting from changes in market expectations of future interest rates as of the comparable quarter-end valuation date, partially offset by a $3.8 million decrease in net settlements with interest rate derivative counterparties as interest rates decreased compared to the prior year fiscal quarter due to lower market interest rates. Details of other expense included the following:

	For the three-month periods ended
(dollars in thousands)	September 27, 2025	September 28, 2024
Valuation loss to state interest rate derivatives at fair value	$(6,154)	$(31,999)
Net settlements received from interest rate derivative counterparties	6,144	9,858
Other	7	(70)
Total other expense	$(3)	$(22,211)

Income Taxes

We record income tax expense during interim periods based on our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. We analyze various factors to determine the estimated annual effective income tax rate, including projections of our annual earnings, the impact of state and local income taxes, our ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. We incurred income tax benefit of $0.6 million for the three-month period ended September 27, 2025, as compared to income tax expense of $15.5 million for the three-month period ended September 28, 2024. This decrease in tax expense was primarily driven by including the full estimated effect of the OBBBA which was enacted on July 4, 2025, partially offset by differences in our projections of annual earnings at the end of each comparable three-month period, as well as changes in federal and state valuation allowances, and changes to federal and state current tax expense due to certain non-deductible expenses, most notably interest expense.

Nine-Month Period Ended September 27, 2025 Compared to the Nine-Month Period Ended September 28, 2024

The following table summarizes our consolidated results of operations, including Field contribution, which is a non-GAAP measure (see “Non-GAAP Financial Measures” below), for the nine-month periods indicated:

	For the nine-month periods ended
(dollars in thousands)	September 27, 2025	% of Revenue	September 28, 2024	% of Revenue	Change	% Change
Revenue	$1,770,719	100.0%	$1,504,634	100.0%	$266,085	17.7%
Cost of revenue, excluding depreciation and amortization	1,173,537	66.3%	1,040,814	69.2%	132,723	12.8%
Gross margin	$597,182	33.7%	$463,820	30.8%	$133,362	28.8%
Branch and regional administrative expenses	276,855	15.6%	264,070	17.6%	12,785	4.8%
Field contribution	$320,327	18.1%	$199,750	13.3%	$120,577	60.4%
Corporate expenses	124,034	7.0%	91,981	6.1%	32,053	34.8%
Depreciation and amortization	7,810	0.4%	8,332	0.6%	(522)	-6.3%
Acquisition-related costs	2,331	0.1%	150	0.0%	2,181	NM
Other operating expense	734	0.0%	5,271	0.4%	(4,537)	-86.1%
Operating income	$185,418	10.5%	$94,016	6.2%	$91,402	97.2%
Interest expense, net	(106,378)		(118,208)		11,830	-10.0%
Loss on debt extinguishment	(5,862)		-		(5,862)	-100.0%
Other (expense) income	(5,475)		2,329		(7,804)	-335.1%
Income tax expense	(21,421)		(18,246)		(3,175)	17.4%
Net income (loss)	$46,282		$(40,109)		$86,391	215.4%

NM = A percentage calculation that is not meaningful due to a percentage change greater than 1000%.

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the nine-month periods indicated:

	For the nine-month periods ended
(dollars in thousands)	September 27, 2025	September 28, 2024	Change	% Change
Revenue	$1,770,719	$1,504,634	$266,085	17.7%
Cost of revenue, excluding depreciation and amortization	1,173,537	1,040,814	132,723	12.8%
Gross margin	$597,182	$463,820	$133,362	28.8%
Gross margin percentage	33.7%	30.8%		2.9%	(1)
Branch and regional administrative expenses	276,855	264,070	12,785	4.8%
Field contribution	$320,327	$199,750	$120,577	60.4%
Field contribution margin	18.1%	13.3%
Corporate expenses	$124,034	$91,981	$32,053	34.8%
As a percentage of revenue	7.0%	6.1%
Operating income	$185,418	$94,016	$91,402	97.2%
As a percentage of revenue	10.5%	6.2%
(1)
Represents the change in margin percentage year over year.

The following tables summarize our key performance measures by segment for the nine-month periods indicated:

	PDS
	For the nine-month periods ended
(dollars and hours in thousands)	September 27, 2025	September 28, 2024	Change	% Change
Revenue	$1,460,441	$1,212,418	$248,023	20.5%
Cost of revenue, excluding depreciation and amortization	1,018,550	891,588	126,962	14.2%
Gross margin	$441,891	$320,830	$121,061	37.7%
Gross margin percentage	30.3%	26.5%		3.8%	(4)
Hours	33,762	31,074	2,688	8.7%
Revenue rate	$43.26	$39.02	$4.24	11.8%	(1)
Cost of revenue rate	$30.17	$28.69	$1.48	5.5%	(2)
Spread rate	$13.09	$10.33	$2.76	29.0%	(3)

	HHH
	For the nine-month periods ended
(dollars and admissions/episodes in thousands)	September 27, 2025	September 28, 2024	Change	% Change
Revenue	$179,272	$163,382	$15,890	9.7%
Cost of revenue, excluding depreciation and amortization	82,187	75,814	6,373	8.4%
Gross margin	$97,085	$87,568	$9,517	10.9%
Gross margin percentage	54.2%	53.6%		0.6%	(4)
Home health total admissions (5)	29.2	28.4	0.8	2.8%
Home health episodic admissions (6)	22.3	21.5	0.8	3.7%
Home health total episodes (7)	37.4	35.0	2.4	6.9%
Home health episodic mix (8)	76.4%	75.7%		0.7%	(10)
Home health revenue per completed episode (9)	$3,200	$3,089	$111	3.6%

	MS
	For the nine-month periods ended
(dollars and UPS in thousands)	September 27, 2025	September 28, 2024	Change	% Change
Revenue	$131,006	$128,834	$2,172	1.7%
Cost of revenue, excluding depreciation and amortization	72,800	73,412	(612)	-0.8%
Gross margin	$58,206	$55,422	$2,784	5.0%
Gross margin percentage	44.4%	43.0%		1.4%	(4)
Unique patients served (“UPS”)	271	278	(7)	-2.5%
Revenue rate	$483.42	$463.43	$19.99	4.2%	(1)
Cost of revenue rate	$268.63	$264.07	$4.56	1.7%	(2)
Spread rate	$214.79	$199.36	$15.43	7.5%	(3)

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
(10)
Represents the change in home health episodic mix year over year.

The following discussion of our results of operations should be read in conjunction with the foregoing tables summarizing our consolidated results of operations and key performance measures, as well as our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

Summary Operating Results

Operating Income

Operating income was $185.4 million for the nine-month period ended September 27, 2025, as compared to operating income of $94.0 million for the nine-month period ended September 28, 2024, an increase of $91.4 million, or 97.2%.

Operating income for the nine-month period of 2025 was positively impacted by an increase of $120.6 million, or 60.4%, in Field contribution as compared to the nine-month period of 2024. The $120.6 million increase in Field contribution resulted from a $266.1 million, or 17.7%, increase in consolidated revenue and a 4.8% increase in our Field contribution margin to 18.1% for the nine-month period of 2025 from 13.3% for the nine-month period of 2024. The primary driver of our higher Field contribution margin year over year was an increase in gross margin percentage of 2.9% compared to the first nine months of 2024 and a 2.0% decrease in branch and regional administrative expenses as a percentage of revenue to 15.6% for the nine-month period of 2025 from 17.6% for the nine-month period of 2024.

The overall $91.4 million increase in operating income compared to the first nine months of 2024 primarily consists of:

•
the previously discussed $120.6 million increase in Field contribution;
•
a $4.5 million decrease in other operating expense; and
•
a $0.5 million decrease in depreciation and amortization; offset by
•
a $32.1 million increase in corporate expenses; and
•
$2.2 million of acquisition-related costs associated with the Thrive acquisition.

Net Income (Loss)

Net income for the nine-month period ended September 27, 2025 was $46.3 million, as compared to net loss of $40.1 million for the nine-month period ended September 28, 2024. The $86.4 million increase in net income was primarily driven by the following:

•
the previously discussed $91.4 million increase in operating income; and
•
an $11.8 million decrease in interest expense, net of interest income; offset by
•
an aggregate $7.8 million decrease in valuation losses on interest rate derivatives and net settlements received from interest rate derivative counterparties included in other expense (income) compared to the first nine months of 2024;
•
a $5.9 million loss on debt extinguishment recorded during the nine-month period ended September 27, 2025; and
•
a $3.2 million increase in income tax expense.

Revenue

Revenue was $1,770.7 million for the nine-month period ended September 27, 2025, as compared to $1,504.6 million for the nine-month period ended September 28, 2024, an increase of $266.1 million, or 17.7%. This increase resulted from the following segment activity:

•
a $248.0 million, or 20.5%, increase in PDS revenue;
•
a $15.9 million, or 9.7%, increase in HHH revenue; and
•
a $2.2 million, or 1.7%, increase in MS revenue.

Our PDS segment revenue growth of $248.0 million, or 20.5%, for the nine-month period ended September 27, 2025 was attributable to a 8.7% increase in volume and an 11.8% increase in revenue rate. The 8.7% increase in volume was primarily attributable to growth in demand for non-clinical services and new volumes attributable to the Thrive acquisition which was completed on June 2, 2025.

The 11.8% increase in PDS revenue rate for the nine-month period ended September 27, 2025, as compared to the nine-month period ended September 28, 2024, resulted primarily from the following: (i) reimbursement rate increases issued by various state Medicaid programs and Managed Medicaid payers, including payments received related to certain rate increases applied retroactively for services provided since July 1, 2024 and January 1, 2025 during the first six-months of 2025, for which there was no associated wage pass-through reflected in segment cost of revenue, excluding depreciation and amortization; (ii) increases in value-based payments from certain payors; and (iii) improved collections on fully reserved aged receivables.

Our HHH segment revenue increase of $15.9 million, or 9.7%, for the nine-month period ended September 27, 2025 resulted primarily from a 6.9% increase in total episodes and a 3.6% increase in home health revenue per completed episode due to improvements in patient mix compared to the first nine months of 2024.

The $2.2 million, or 1.7%, increase in MS segment revenue for the nine-month period ended September 27, 2025, as compared to the nine-month period ended September 28, 2024, was attributable to a 4.2% increase in revenue rate offset by a decline in volume of 2.5% compared to the first nine months of 2024.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $1,173.5 million for the nine-month period ended September 27, 2025, as compared to $1,040.8 million for the nine-month period ended September 28, 2024, an increase of $132.7 million, or 12.8%. This increase resulted from the following segment activity:

•
a $127.0 million, or 14.2%, increase in PDS cost of revenue; and
•
a $6.4 million, or 8.4%, increase in HHH cost of revenue; offset by
•
a $0.6 million, or 0.8%, decrease in MS cost of revenue.

The 14.2% increase in PDS cost of revenue for the nine-month period ended September 27, 2025 resulted from the previously described 8.7% increase in PDS volume combined with a 5.5% increase in PDS cost of revenue rate. The 5.5% increase in cost of revenue rate primarily resulted from higher caregiver labor costs, including the pass-through of reimbursement rate increases net of $6.2 million lower general and professional liability expense associated with certain accrued legal settlements.

The 8.4% increase in HHH cost of revenue for the nine-month period ended September 27, 2025 was driven primarily by higher home health total episodes.

The 0.8% decrease in MS cost of revenue for the nine-month period ended September 27, 2025 was driven by the previously described 2.5% decline in MS volumes partially offset by a 1.7% increase in cost of revenue rate.

Gross Margin and Gross Margin Percentage

Gross margin was $597.2 million, or 33.7% of revenue, for the nine-month period ended September 27, 2025, as compared to $463.8 million, or 30.8% of revenue, for the nine-month period ended September 28, 2024. Gross margin increased $133.4 million, or 28.8%, from the comparable prior year quarter. The 2.9% increase in gross margin percentage for the nine-month period ended September 27, 2025 resulted from the combined changes in our revenue rates and cost of revenue rates in each of our segments, which we refer to as the change in our spread rate, as follows:

•
a 29.0% increase in PDS spread rate from $10.33 to $13.09 driven by the 11.8% increase in PDS revenue rate, net of the 5.5% increase in PDS cost of revenue rate;
•
a 7.5% increase in MS spread rate from $199.36 to $214.79 driven by the 4.2% increase in MS revenue rate, net of the 1.7% increase in MS cost of revenue rate; and
•
our HHH segment, in which gross margin percentage increased by 0.6%.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $276.9 million, or 15.6% of revenue, for the nine-month period ended September 27, 2025, as compared to $264.1 million, or 17.6% of revenue, for the nine-month period ended September 28, 2024, an increase of $12.8 million, or 4.8%.

The 4.8% increase in branch and regional administrative expenses for the nine-month period ended September 27, 2025, as compared to the nine-month period ended September 28, 2024, was primarily due to an increase in incentive compensation expense during the nine-month period due to improved forecasted performance compared to annual targets and acceleration of certain non-cash share-based compensation awards during the first nine months of 2025. The overall 2.0% decrease in branch and regional administrative expenses as a percentage of revenue for the nine-month period ended September 27, 2025, as compared to the nine-month period ended September 28, 2024 resulted from leveraging our branch and regional administrative structure as we grew volumes across our segments.

Field Contribution and Field Contribution Margin

Field contribution was $320.3 million, or 18.1% of revenue, for the nine-month period ended September 27, 2025, as compared to $199.8 million, or 13.3% of revenue, for the nine-month period ended September 28, 2024. Field contribution increased $120.6 million, or 60.4%, for the nine-month period ended September 27, 2025, as compared to the nine-month period ended September 28, 2024. The 4.8% increase in Field contribution margin for the nine-month period ended September 27, 2025 resulted from the following:

•
a 2.0% decrease in branch and regional administrative expenses as a percentage of revenue in the nine-month period ended September 27, 2025, as compared to the nine-month period ended September 28, 2024; and
•
a 2.9% increase in gross margin percentage in the nine-month period ended September 27, 2025, as compared to the nine-month period ended September 28, 2024.

Field contribution and Field contribution margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the nine-month periods ended September 27, 2025 and September 28, 2024 were as follows:

	For the nine-month periods ended
	September 27, 2025		September 28, 2024
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$1,770,719		$1,504,634
Corporate expense components:
Compensation and benefits	$58,550	3.3%	$49,618	3.3%
Non-cash share-based compensation	14,401	0.8%	9,233	0.6%
Professional services	35,227	2.0%	16,837	1.1%
Rent and facilities expense	9,237	0.5%	9,436	0.6%
Office and administrative	407	0.0%	1,356	0.1%
Other	6,212	0.4%	5,501	0.4%
Total corporate expenses	$124,034	7.0%	$91,981	6.1%

Corporate expenses were $124.0 million, or 7.0% of revenue, for the nine-month period ended September 27, 2025, as compared to $92.0 million, or 6.1% of revenue, for the nine-month period ended September 28, 2024. The $32.1 million, or 34.8%, increase in corporate expenses resulted primarily from $16.0 million of professional services associated with refinancing our credit facilities, higher compensation and benefits to support operations and Thrive integration activities, and higher non-cash share-based compensation costs, primarily due to the acceleration of the SMRP in the first quarter of 2025.

Depreciation and Amortization

Depreciation and amortization was $7.8 million for the nine-month period ended September 27, 2025, as compared to $8.3 million for the nine-month period ended September 28, 2024, a decrease of $0.5 million, or 6.3%. The $0.5 million decrease primarily resulted from improved capital asset management.

Acquisition-related costs

Acquisition related costs were $2.3 million for the nine-month period ended September 27, 2025, primarily associated with the acquisition of Thrive as compared to $0.2 million for the nine-month period ended September 28, 2024.

Other Operating Expense

Other operating expense was $0.7 million for the nine-month period ended September 27, 2025, as compared to other operating expense of $5.3 million for the nine-month period ended September 28, 2024, a decrease in other operating expense of $4.5 million. The $4.5 million decrease primarily resulted from impairment of a certain facility lease asset recorded in the prior year nine-month period and the value associated with certain licenses impaired in the comparative periods.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $106.4 million for the nine-month period ended September 27, 2025, as compared to $118.2 million for the nine-month period ended September 28, 2024, a decrease of $11.8 million, or 10.0%. The decrease was primarily driven by a lower U.S. federal funds rate during the nine-month period ended September 27, 2025 compared to the nine-month period ended September 28, 2024. See further analysis under Liquidity and Capital Resources below.

Loss on Debt Extinguishment

During the nine-month period ended September 27, 2025, we restructured our Existing Credit Agreement, as well as terminated our Second Lien Term Loan Credit Agreement (as described in Note 5 to our Quarterly Financial Statements). As a result of the overall debt refinancing, we recognized a $5.9 million loss on debt extinguishment for the nine-month period ended September 27, 2025.

Other (Expense) Income

Other expense was $5.5 million for the nine-month period ended September 27, 2025, as compared to other income of $2.3 million for the nine-month period ended September 28, 2024. We realized a $3.1 million decrease in non-cash valuation losses on interest rate derivatives resulting from changes in market expectations of future interest rates as of the comparable valuation dates, offset by a $10.9 million decline in net settlements with interest rate derivative counterparties as interest rates decreased compared to the prior year period due to lower market interest rates. Details of other (expense) income included the following:

	For the nine-month periods ended
(dollars in thousands)	September 27, 2025	September 28, 2024
Valuation loss to state interest rate derivatives at fair value	$(23,734)	$(26,869)
Net settlements received from interest rate derivative counterparties	18,202	29,086
Other	57	112
Total other (expense) income	$(5,475)	$2,329

Income Taxes

We record income tax expense during interim periods based on our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. We analyze various factors to determine the estimated annual effective income tax rate, including projections of our annual earnings, the impact of state and local income taxes, our ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. We incurred income tax expense of $21.4 million for the nine-month period ended September 27, 2025, as compared to income tax expense of $18.2 million for the nine-month period ended September 28, 2024. This increase in tax expense was primarily driven by differences in our projections of annual earnings at the end of each comparable nine-month period, as well as the changes to federal and state current tax expense and the changes in federal and state valuation allowances due to certain non-deductible expenses, most notably interest expense, while also including the full estimated effect of the OBBBA, which was enacted on July 4, 2025.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods indicated:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income (loss)	$14,064	$(42,843)	$46,282	$(40,109)
Interest expense, net	34,301	39,145	106,378	118,208
Income tax (benefit) expense	(647)	15,511	21,421	18,246
Depreciation and amortization	2,599	2,587	7,810	8,332
EBITDA	50,317	14,400	181,891	104,677
Goodwill, intangible and other long-lived asset impairment	418	2,904	738	5,304
Non-cash share-based compensation	4,960	4,902	21,115	12,483
Loss on extinguishment of debt	5,862	-	5,862	-
Fees related to debt modifications	15,964	-	15,964	-
Interest rate derivatives (1)	9	22,141	5,532	(2,218)
Acquisition-related costs (2)	(1,175)	150	2,332	150
Integration costs (3)	2,250	262	4,793	949
Legal costs and settlements associated with acquisition matters (4)	1,550	848	3,228	1,423
Restructuring (5)	52	1,599	468	4,787
Other legal matters (6)	12	214	(5,926)	1,112
Other adjustments (7)	(91)	421	(141)	(296)
Total adjustments (8)	$29,811	$33,441	$53,965	$23,694
Adjusted EBITDA	$80,128	$47,841	$235,856	$128,371

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
(3)
Represents (i) costs associated with our Integration Management Office, which focuses on our integration efforts and transformational projects such as systems conversions and implementations, material cost reduction and restructuring projects, among other things, of $0.5 million and $1.2 million for the three and nine-month periods ended September 27, 2025, respectively, and $0.3 million and $0.8 million for the three and nine-month periods ended September 28, 2024, respectively; and (ii) transitionary costs incurred to integrate acquired companies into our field and corporate operations of $1.8 million and $3.6 million for the three and nine-month periods ended September 27, 2025, respectively, and $0.1 million for the nine-month period ended September 28, 2024. No such cost was recorded during the three-month period ended September 28, 2024. Transitionary costs incurred to integrate acquired companies include IT consulting costs and related integration support costs; salary, severance and retention costs associated with duplicative acquired company personnel until such personnel are exited from the Company; accounting, legal and consulting costs; expenses and impairments related to the closure and consolidation of overlapping markets of acquired companies, including lease termination and relocation costs; costs associated with terminating legacy acquired company contracts and systems; and one-time costs associated with rebranding our acquired companies and locations to the Aveanna brand.

(4)
Represents legal and forensic costs, as well as settlements associated with resolving legal matters arising during or as a result of our acquisition-related activities. This primarily includes (i) costs of $1.3 million and $2.6 million for the three and nine-month periods ended September 27, 2025, respectively, and $0.4 million and $1.0 million for the three and nine-month periods ended September 28, 2024, respectively, to comply with the U.S. Department of Justice, Antitrust Division’s grand jury subpoena related to nurse wages and hiring activities in certain of our markets, in connection with a terminated transaction.
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
(6)
Represents activity related to accrued legal settlements and the related costs and expenses associated with certain judgments and arbitration awards rendered against the Company where certain insurance coverage is in dispute. The Company released a legal reserve related to a certain accrued legal settlement during the nine-month period ended September 27, 2025.
(7)
Represents: (i) other costs or (income) that are either non-cash or non-core to the Company’s ongoing operations of $(0.1) million and $(0.1) million for the three and nine-month periods ended September 27, 2025, respectively, and $0.4 million and $(0.3) million for the three and nine-month periods ended September 28, 2024, respectively.
(8)
The table below reflects the increase or decrease, and aggregate impact, to the line items included in our consolidated statements of operations based upon the adjustments used in arriving at Adjusted EBITDA from EBITDA for the periods indicated:

	Impact to Adjusted EBITDA
	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Cost of revenue, excluding depreciation and amortization	$353	$281	$(5,225)	$457
Branch and regional administrative expenses	2,003	2,515	6,841	5,389
Corporate expenses	22,346	5,421	37,945	14,756
Acquisition-related costs	(1,175)	150	2,331	150
Other operating expense	(12)	(8)	34	2,112
Loss on debt extinguishment	5,862	-	5,862	-
Other expense (income)	434	25,082	6,177	830
Total adjustments	$29,811	$33,441	$53,965	$23,694

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

The following table reconciles gross margin to Field contribution and Field contribution margin for the periods indicated:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Gross margin	$202,824	$159,699	$597,182	$463,820
Gross margin percentage	32.6%	31.4%	33.7%	30.8%
Branch and regional administrative expenses	95,399	88,184	276,855	264,070
Field contribution	$107,425	$71,515	$320,327	$199,750
Field contribution margin	17.3%	14.0%	18.1%	13.3%
Revenue	$621,942	$509,023	$1,770,719	$1,504,634

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

In September 2023, in response to a $7.9 million arbitration award rendered against us in connection with a civil litigation matter, we promptly obtained a $9.1 million appellate bond with the trial court. The $9.1 million appellate bond was collateralized with letters of credit. During the second fiscal quarter of 2025, a settlement agreement between all parties was reached. On June 9, 2025, the court entered an agreed final judgment in the matter and ordered release of the bond. The letters of credit securing the bond were released on June 16, 2025.

For additional information with respect to the foregoing litigation matters, please see "Litigation and Other Current Liabilities" set forth in Note 11 to our Quarterly Financial Statements.

At September 27, 2025 we had $145.9 million in cash on hand, $105.8 million available to us under our Securitization Facility and approximately $227.0 million of borrowing capacity under the 2025 Refinancing Revolving Credit Facility. Available borrowing capacity under the 2025 Refinancing Revolving Credit Facility is subject to a maintenance leverage covenant that becomes effective if more than 40% of the total commitment is utilized. We believe that our operating cash flows, available cash on hand, and availability under our Securitization Facility and 2025 Refinancing Revolving Credit Facility will be sufficient to meet our cash requirements for at least the next twelve months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments and future results of operations. We cannot assure you that cash provided by operating activities or cash and cash equivalents on hand will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.

Cash Flow Activity

The following table sets forth a summary of our cash flows from operating, investing, and financing activities for the nine-month periods presented:

	For the nine-month periods ended
(dollars in thousands)	September 27, 2025	September 28, 2024
Net cash provided by operating activities	$76,137	$19,231
Net cash used in investing activities	$(20,349)	$(4,790)
Net cash provided by financing activities	$5,790	$20,079

Operating Activities

The primary sources or uses of our operating cash flow are operating income or operating losses, as well as any other significant non-cash items such as depreciation, amortization and share-based compensation, and cash paid for interest. The timing of collections of accounts receivable and the payment of accounts payable, other accrued liabilities and accrued payroll can also impact and cause fluctuations in our operating cash flow. Cash provided by operating activities increased by $56.9 million for the nine-month period ended September 27, 2025 compared to the nine-month period ended September 28, 2024, primarily due to:

•
improvements in operating income over the prior year period; partially offset by
•
the provision of cash associated with operating assets and liabilities during the first nine months of 2025, including the timing of payments of certain accounts payable and other accrued liabilities.

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

	September 28, 2024	December 28, 2024	March 29, 2025	June 28, 2025	September 27, 2025
Days Sales Outstanding	48.1	46.4	45.6	47.2	46.0

Investing Activities

Net cash used in investing activities was $20.3 million for the nine-month period ended September 27, 2025, as compared to $4.8 million for the nine-month period ended September 28, 2024. The primary driver of the $15.6 million increase in cash used in the current period was the purchase of Thrive.

Financing Activities

Net cash provided by financing activities decreased by $14.3 million, from $20.1 million net cash provided by financing activities for the nine-month period ended September 28, 2024 to $5.8 million net cash provided by financing activities for the nine-month period ended September 27, 2025. The $14.3 million decrease in net cash provided by financing activities was primarily attributable to a decrease in net borrowings under the Securitization Facility during the prior year period, partially offset by a net increase in cash proceeds associated with our Amended Credit Agreement. There were no borrowings made under our Securitization Facility during the nine-month period ended September 27, 2025.

Indebtedness

We typically incur term loan indebtedness to finance our acquisitions, and we borrow under our Securitization Facility and Revolving Credit Facility from time to time for working capital purposes, as well as to finance acquisitions, as needed. The following table presents our current and long-term obligations under our credit facilities as of September 27, 2025 and December 28, 2024, as well as related interest expense for the nine-month periods ended September 27, 2025 and September 28, 2024, respectively:

	Current and Long-term					Interest Expense
(dollars in thousands)	Obligations					For the nine-month periods ended
Instrument	September 27, 2025		December 28, 2024		Interest Rate as of September 27, 2025	September 27, 2025	September 28, 2024
2025 Term Loans	$1,325,000	(1)	$890,550	(2)	S + 3.75%	$56,274	$62,436
Second Lien Term Loan	-		415,000	(2)	N/A	34,922	39,258
2025 Refinancing Revolving Credit Facility	-	(1)	-	(2)	S + 3.75%	546	638
Securitization Facility (3)	165,000		168,750		S + 2.50%	9,819	11,225
Amortization of debt issuance costs	-		-			4,843	3,797
Other	-		-			1,061	1,151
Total Indebtedness	$1,490,000		$1,474,300			$107,465	$118,505
Less: unamortized debt issuance costs	(22,441)		(24,694)
Total current and long-term obligations, net of unamortized debt issuance costs	$1,467,559		$1,449,606

Weighted Average Interest Rate (4)	7.8%	9.0%

(1)
Variable rate debt instrument which accrues interest at a rate equal to the SOFR rate, plus an applicable margin.
(2)
Variable rate debt instrument which accrues interest at a rate equal to the SOFR rate, plus a credit spread adjustment ("CSA"), (subject to a minimum of 0.50%), plus an applicable margin.
(3)
Variable rate debt instrument which accrues interest at a rate equal to the SOFR rate, plus a credit spread adjustment ("CSA"), plus an applicable margin.
(4)
Represents the weighted average annualized interest rate based upon the outstanding balances at September 27, 2025 and December 28, 2024, respectively, and the applicable interest rates at that date.

We were in compliance with all financial covenants and restrictions related to existing credit facilities at September 27, 2025.

On June 25, 2025, we amended the Securitization Facility (the "Seventh Amendment") to increase the maximum amount available thereunder from $225.0 million to $275.0 million, subject to certain borrowing base requirements. The amendment also, among other things, provided for an extension to the scheduled termination date of the Securitization Facility to three years from the effective date of the Seventh Amendment. As a result of the Seventh Amendment to the Securitization Facility the Existing Revolving Credit Facility's maturity date was effectively extended to April 15, 2028.

On September 17, 2025, Aveanna Healthcare LLC (the "Borrower"), a wholly owned subsidiary of the Company, entered into the fourth joinder and twelfth amendment (the "Refinancing Amendment") to its First Lien Credit Agreement, dated as of March 16, 2017 (as further amended, supplemented, or otherwise modified from time to time, the "Existing Credit Agreement"), among the Company, the borrowing subsidiaries party thereto, the lenders party thereto, Barclays Bank PLC as administrative agent and collateral agent (in such capacities, the "Administrative Agent"), and other agents party thereto (the Existing Credit Agreement, as amended by the Refinancing Amendment, the "Amended Credit Agreement"). The Existing Credit Agreement provided for among other things, a senior secured term loan facility (the "Existing Term Loan Facility") with an outstanding balance as of the Closing Date of $886.0 million (the "Existing Term Loans") and availability of $170.3 million via the Existing Revolving Credit Facility.

The Refinancing Amendment provides for, among other things, the refinancing of the Existing Revolving Credit Facility under the Existing Credit Agreement and incremental revolving loan commitments in an aggregate principal amount of $79.7 million, resulting in total aggregate revolving loan commitments of $250.0 million (the "2025 Refinancing Revolving Credit Facility"), a portion of which may be used for the issuance of letters of credit and swingline loans. The Refinancing Amendment additionally provides for the refinancing of the term loans previously outstanding ("2025 Refinancing Term Loans") under the Existing Term Loan Facility (the "2025 Refinancing Term Facility") and an incremental senior secured term loan facility, with aggregate commitments increased by $439.1 million (the "2025 Incremental Term Loans"). Combined, the 2025 Refinancing Term Loans and 2025 Incremental Term Loans aggregate to a total principal balance of $1,325.0 million (the "2025 Term Loans"). The 2025 Refinancing Revolving Credit Facility and the 2025 Refinancing Term Facility replace the Existing Revolving Facility and the Existing Term Loan Facility, respectively. The maturity date for loans and commitments under the 2025 Refinancing Revolving Credit Facility is September 17, 2030. The maturity date for loans and commitments under the 2025 Refinancing Term Facility is September 17, 2032. Loans under the 2025 Refinancing Term Facility amortize at a rate equal to 1.00% per annum, payable in equal quarterly installments, and were issued with original issue discount at 99.75% of par.

Proceeds from the 2025 Term Loans were used to immediately refinance in full the Existing Term Loans and the second lien term loan (the "Second Lien Term Loan") provided by the Second Lien Credit Agreement, dated as of December 10, 2021, by and among the Company, the Borrower, a syndicate of lending institutions, from time to time party thereto, and Barclays Bank PLC, as administrative agent and collateral agent, to pay accrued interest and to fund working capital and general corporate purposes.

The 2025 Term Loans under the Amended Credit Agreement bear interest at a rate equal to, at the election of the Borrower, Term SOFR (as defined in the Amended Credit Agreement) plus an applicable margin equal to 3.75% per annum or an alternative base rate ("ABR") plus an applicable margin equal to 2.75% per annum. Loans under the 2025 Refinancing Revolving Credit Facility bear interest at a rate equal to, at the election of the Borrower, Term SOFR, plus an applicable margin equal to 3.75% per annum or a base rate plus an applicable margin equal to 2.75% per annum, so long as the Consolidated First Lien Net Leverage Ratio (as defined in the Amended Credit Agreement) is greater than 3.90 to 1.00 as of the last day of the preceding fiscal quarter, subject to (a) a decrease of 0.25% in the event that, and for so long as, the Consolidated First Lien Net Leverage Ratio is less than or equal to 3.90 to 1.00 and greater than 3.40 to 1.00 as of the last day of the preceding fiscal quarter and (b) a decrease of 0.50% in the event that, and for so long as, the Consolidated First Lien Net Leverage Ratio is less than or equal to 3.40 to 1.00 as of the last day of the preceding fiscal quarter. As of September 27, 2025, the principal amount of the 2025 Term Loan and borrowings under the 2025 Refinancing Revolving Credit Facility each accrued interest at a rate of 7.89%.

On September 17, 2025, substantially concurrently with the Refinancing Amendment, the Company terminated its Second Lien Credit Agreement, dated as of December, 10, 2021, by and among the Company, a syndicate of lending institutions from time to time party thereto, and Barclays Bank PLC, as administrative agent and collateral agent (the "Second Lien Credit Agreement"). The Second Lien Credit Agreement provided for a second lien term loan in an aggregate principal amount of $415.0 million (the "Second Lien Term Loan"), which was secured by a second lien on certain collateral specified therein. The entirety of the Second Lien Term Loan was repaid with proceeds from the 2025 Incremental Term Loans.

Contractual Obligations

Our contractual obligations consist primarily of long-term debt obligations, interest payments, and operating leases. These contractual obligations impact our short-term and long-term liquidity and capital needs. As of September 27, 2025, there were no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer, and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of September 27, 2025.

On June 2, 2025, we completed the Merger. As permitted by the Securities and Exchange Commission staff interpretive guidance that an assessment of a recently acquired business may be omitted from the scope of evaluation in the year of acquisition, management excluded Thrive from its interim evaluation of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

On June 2, 2025, we completed the Merger. As part of the ongoing integration, we are in the process of incorporating the controls and related procedures of Thrive. Other than incorporating Thrive's controls, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the three-month period ended September 27, 2025, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 27, 2025, none of the directors or officers of the Company adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement", as defined in Item 408 of Regulation S-K, except as follows:

On September 11, 2025, the officer of the Company listed in the chart below adopted Rule 10b5-1 trading arrangements intended to provide solely for "eligible sell-to-cover transactions" (as described in Rule 10b5-1(c)(1) under the Exchange Act) to satisfy the applicable tax withholding obligations in connection with the vesting of certain restricted stock unit awards. The number of shares to be sold pursuant to the officer's Rule 10b5-1 trading arrangements are dependent on the applicable tax obligations incurred in connection with the vesting of the officer's restricted stock unit awards and, therefore, is indeterminable at this time, but in no event will it exceed the aggregate number of shares of our common stock listed below.

Name	Title	Adoption Date	Expiration Date	Aggregate # of securities to be sold (2)
Patrick A. Cunningham	Chief Compliance Officer	September 11, 2025	January 9, 2026 (1)	75,000
Patrick A. Cunningham	Chief Compliance Officer	September 11, 2025	February 28, 2026 (1)	136,204

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

10.1**

Fourth Joinder and Twelfth Amendment to First Lien Credit Agreement dated as of September 17, 2025, among Aveanna Healthcare LLC, Aveanna Healthcare Intermediate Holdings LLC, the other credit parties thereto, the lenders party thereto, the L/C issuers party thereto, and Barclays Bank PLC, as administrative agent and swingline lender.

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

* Furnished herewith.

** Pursuant to item 601(a)(5) of Regulation S-K, certain exhibits and schedules to this agreement have been omitted. The registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits or schedule upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aveanna Healthcare Holdings Inc.

Date: November 6, 2025	By:	/s/ Jeff Shaner
Jeff Shaner Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Matthew Buckhalter
Matthew Buckhalter Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2025	By:	/s/ Deborah Stewart
Deborah Stewart
Chief Accounting Officer (Principal Accounting Officer)