Form 10-K
period 2026-01-03
Aveanna Healthcare Holdings, Inc.
filed 2026-03-19
CIK 1832332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2026

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price as quoted by the Nasdaq Capital Market on June 28, 2025 (the last business day of the registrant's most recently completed second fiscal quarter) was $349.7 million. For purposes of this determination shares beneficially owned by executive officers, directors and ten percent stockholders have been excluded, which does not represent an admission by the registrant as to the affiliate status of any such person.

As of March 13, 2026, the registrant had 217,510,046 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K. The 2026 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 3, 2026.

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
•
Reimbursement. The cost of healthcare is funded substantially by government and private insurance programs. If such funding is further reduced or limited or no longer available, our business may be adversely impacted;
•
Medicare and Medicaid. Changes to Medicare rates or methods governing Medicare payments for our services could materially adversely affect our business;
•
Costs. Because we are limited in our ability to control reimbursement rates received for our services, our business could be materially adversely affected if we are not able to maintain or reduce our costs to provide such services;
•
Collections. Delays in collection or non-collection of our patient accounts receivable, or recoupment of payments previously received, particularly during the business integration process, or during system transitions, or in connection with complying with electronic visit verification data collection and submission requirements, could adversely affect our business, financial condition, results of operations and liquidity;
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
•
Cybersecurity. Failure to maintain the security and functionality of our information systems, or to defend against or otherwise prevent a cybersecurity attack or breach, could adversely affect our business, financial condition, results of operations and liquidity; and
•
Regulation. We conduct business in a heavily regulated industry, and changes in regulations, the enforcement of these regulations, or violations of regulations may result in increased costs or sanctions that reduce our revenues and profitability.

iii

PART I

Item 1. Business.

Background

Aveanna is a Delaware corporation and was incorporated on November 30, 2016, originally under the name BCPE Oasis Holdings Inc. Aveanna commenced operations in March 2017 in connection with the transformative merger of Epic Health Services Inc. and Pediatric Services of America, Inc. in March 2017 under the name BCPE Eagle Holdings Inc. On May 26, 2017, we changed our name to Aveanna Healthcare Holdings Inc. and commenced trading on the Nasdaq Stock Market on April 29, 2021. Our principal executive offices are located at 400 Interstate North Parkway SE, Suite 1600, Atlanta, Georgia and our phone number is (770) 441-1580. We maintain a website at www.aveanna.com. Information contained on, or accessible through, our website is not a part of and is not incorporated by reference into this Annual Report on Form 10-K.

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

Private Duty Nursing

We are the largest provider of PDN services in the United States. We provide a range of services for medically complex children and young adults with a wide variety of serious illnesses and conditions, including chronic respiratory failure requiring tracheostomy and/or mechanical ventilation, cerebral palsy, cystic fibrosis, congenital anomalies, failure to thrive and anoxic brain injuries. Our caregivers, a majority of whom are registered nurses and licensed practical nurses, monitor an individual’s condition, administer medications and treatment regimens, provide enteral and other forms of tube feeding, monitor and maintain ventilators, administer pain management treatments and coordinate other forms of medical care. The length of service for a patient under our care can be multiple years until the patient graduates from the need for a feeding tube, ventilator or tracheostomy. This affords us the distinct ability to improve outcomes and control costs. However, many of our highest acuity patients remain on our services for ten or more years. Our PDN services typically last four to 24 hours a day. Our services are provided by our nursing staff up to 24 hours a day, seven days a week, with multiple nurses dedicated to our highest need patients.

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

Our Systems, Processes and Technology

We have a corporate infrastructure with robust systems and processes in place designed to drive efficiency and support our future growth. We have invested significantly in our infrastructure and technology. Our frontline caregivers leverage our technology-enabled solutions, such as our remote care management tools that we deploy into patient homes to enhance data collection and the efficiency and quality of the caregiver experience, and our automated tools for patient scheduling, which seek to ensure appropriately trained nurses are scheduled for our most clinically complex patients. Our technology infrastructure includes cloud-based solutions that enable essential functions of our business to run more efficiently, including, from front to back: (i) Internet Collaborative Information Management Systems (“iCIMS”) for sourcing, recruiting and onboarding; (ii) CellTrak electronic visit verification (“EVV”) technology, as well as internally developed Aveanna Hope Devices with mobile connectivity installed in patient homes to capture care reporting; (iii) Netsmart myUnity, Homecare Homebase, and Brightree Cloud electronic medical records workflows for managing our specialized PDN, HHH, and MS clinical workflows, respectively, (iv) GLS, Homecare Homebase and Brightree for revenue cycle management, and (v) Workday for core enterprise resource planning workflows around financial management, payroll and HR.

Our Acquisition Team and Integration Management Office (“IMO”)

We have a proven team of eight people dedicated to sourcing, evaluating and executing on all aspects of our acquisition strategy, as well as transformational initiatives. Our IMO team has extensive integration experience with private duty services, home health businesses, and medical solutions, as well as deep functional experience in operations, consulting, finance, IT and administrative roles. We complement our internal team with a core group of third-party advisors with whom we have worked with for decades. The experience and discipline the collective team brings to our acquisition strategy enables us to pursue and integrate multiple acquisitions simultaneously without disruption to our business or that of an acquisition target. We believe this is a truly differentiated capability relative to our home health peers.

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

Scale Advantages Result in a Network Effect, Accelerating Growth

We believe our scale enables a virtuous cycle of network effects and competitive advantages for our business. First, our local market density creates a network effect where more nurses and higher quality of care translate into the ability to staff cases quickly and find the right match, which in turn, drives more referrals and higher branch profit. This creates a virtuous cycle of scale advantage where higher volumes for Aveanna enable more platform reinvestment, more capital for acquisitions and de novo expansions, and greater payer and referral preference, further driving volumes. These platform investments in turn allow us to develop and maintain advantaged capabilities, technology and infrastructure that create more value for our customers and reinforce our advantages vs. competitors. In particular, we believe that (1) our larger nursing panel and one stop shop service offering translate into higher referent satisfaction levels, higher win rates and more case volumes, (2) our advantaged nurse recruiting, training and staffing capability translate into higher case fill rates and a higher quality of care, (3) our large and sophisticated business development team translates into higher rates of referent penetration in local hospitals, as well as better relationships with payers allowing for meaningful partnerships that help drive volume and rate while creating value-based care arrangements with our managed care organization partners, (4) our stronger set of regional management leaders translates into better execution, and (5) our investments in technology drive efficiency and quality. These scale advantages reinforce our local market share and competitive advantage at every step.

Partnerships with Managed Care and Government Payers

Because of our scale, density, technology, data reporting capabilities, and high-quality of care, Aveanna has developed significant partnerships and agreements with key managed care payers and referral sources that we believe provide a meaningful competitive advantage. These partnerships are unique and we believe are based on our ability to staff more cases, provide superior care and outcomes, and deliver exceptional value to our partners. These agreements apply to each of our three key businesses. Because of Aveanna’s unique ability to report data, track outcomes, and show value, these partnerships are significantly difficult to replicate by our competitors. Furthermore, many of these agreements accelerate our growth as we gain more market share with improved reimbursement rates that cannot be matched by competitors.

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

Acquirer of Choice with Proven Ability to Integrate Acquisitions and Realize Synergies

Our scaled, national platform in otherwise highly fragmented markets positions us as a clear acquirer of choice for smaller providers seeking to partner with an industry leader. Since 2017, we have completed and integrated eighteen acquisitions. As noted above, our IMO team has developed a proven playbook over long merger and acquisition careers to lead the timely integration of our acquisitions while rapidly gaining synergies. We derive synergies from a host of areas including staffing optimization, technology integration, cross-selling, reduction of overhead, rationalizing overlapping markets and other operational efficiencies that are supported by the differentiated investments we have made in our platform.

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

Expand Private Duty Services, Home Health, and Hospice Presence Through Acquisitions

We believe we are the logical consolidator in the highly fragmented private duty services and home health industries given our strong market position, leading brand, capitalization and integration capabilities. We maintain discipline in our approach to valuation and have consistently realized our deal-related growth and operational objectives. We have historically targeted two types of acquisitions: tuck-in and expansion. Our tuck-in acquisitions are smaller in scale, highly synergistic and are meant to drive further density in existing markets, with integration time generally measured in weeks. Our expansion targets are larger in scale and are meant to diversify our geographic footprint while gaining immediate scale and density in new markets, with integration time of one-to-two months.

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

Reinvest in Our Platform to Optimize Performance and Deliver Data-Driven Results

We believe ongoing investment in our platform drives greater efficiency across our business, generating a virtuous cycle that allows us to continue growing. We plan to continually invest in improving our people, technology and processes to further drive volumes, leverage our corporate infrastructure and drive higher margins over time. We also continue to invest in reporting capabilities and tracking advances that support our growth initiatives based on value-based payment models. Developments in our technology platform allow us to align our data with our payers’ and government partners’ metrics of clinical quality, which we believe delivers exceptional value while improving outcomes.

Our Reimbursement Sources

We have a highly diverse range of payers that reimburse us. Our payer diversity is due to both our geographic diversity as well as the variety of services we provide, many of which are reimbursed by different payers and have different payment models. Our reimbursement sources are comprised of more than 1,500 distinct payers that include Medicaid managed care organizations (“MCOs”), state-based Medicaid programs, Medicare, Medicare Advantage plans, commercial insurance plans and other governmental payers across 38 states. Each contract we have with our payers is unique and specific to that payer, creating additional diversification benefits.

The majority of the Company’s PDN patients are covered by either Medicaid fee-for-service (“FFS”) or Medicaid MCOs. State legislatures or responsible state agencies determine Medicaid FFS reimbursement rates for PDN services. In states where traditional FFS Medicaid is the primary payer source for PDN services, providers do not have the ability to negotiate reimbursement rates; providers simply must accept the rate offered by the state Medicaid system or choose not to accept Medicaid patients and/or be reimbursed by the state Medicaid system. In states that outsource some or all of the Medicaid administration to managed care, MCOs generally receive a per-member-per-month capitation payment from the state and then contract for reimbursement rates with each provider of services within the state. Contracts between MCOs and PDN providers generally express reimbursement rates as a percentage of the state’s FFS rate and those rates are negotiated between the MCO and the provider, with the rates largely based on state guidance and typically within a range of the applicable Medicaid rate.

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

Private Duty Services and Medical Solutions Reimbursement

The primary payers for our private duty services and medical solutions are state-based Medicaid programs and MCOs. Although traditional Medicaid eligibility is often determined by income or assets, private duty services patients typically qualify for Medicaid because of their medical conditions, regardless of their family’s income. A federal law established in 1967, a component of which covers Early Periodic Screening, Diagnostic, and Treatment (“EPSDT”), requires that state Medicaid programs and Medicaid MCOs cover medically necessary services for children under 21. Many of our private duty services, including PDN, personal care services and physical, occupational and speech therapy, are all explicitly included under the EPSDT benefit. In addition to the federal mandate for coverage of these services, we believe our reimbursement is significantly more stable than other government reimbursed services because private duty nursing patients (many of whom are children with complex medical diagnosis) represent a medically complex population supported by strong, active advocacy groups, and therefore funding for our services typically receives broad bi-partisan support in state legislatures and Congress. Moreover, state spending on private duty nursing is a small portion of total state Medicaid expenditures, and the home is widely recognized by payers as the lower cost alternative to inpatient care settings. As a result, funding for our services is unlikely to be targeted as a source of savings for states seeking to alleviate budget pressure.

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

Commercial insurance payers also comprise a small portion of our reimbursement for private duty services and medical solutions. However, commercial benefits coverage is typically limited by monetary spend or visit utilization caps, and when services are no longer covered (or are minimally covered), patients often are able to access services through Medicaid.

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

Final payments may reflect base payment adjustments for case-mix and geographic wage differences and 2% sequestration reduction for episodes that began after March 31, 2013. In addition, final adjustments may reflect one of four retroactive adjustments to ensure the adequacy and effectiveness of the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than a threshold required to justify a full episodic payment; (c) a partial payment if the patient transferred to another provider or transferred from another provider before completing the episode; or (d) a Notice of Admission (“NOA”) penalty if Medicare was not notified of a patient admission within five days of the start of care. Because such adjustments are determined upon the completion date of the episode, retroactive adjustments could impact our financial results. The base payment rate for Medicare home nursing was $2,057.35 per 30-day episode for the year ended December 31, 2025. The base payment rate does not take into consideration the 2% sequestration payment reduction mandated by the Budget Control Act of 2011.

Home health payment rates are updated annually by the home health market basket percentage as adjusted by Congress. CMS establishes the home health market basket index, which measures inflation in the prices of an appropriate mix of goods and services included in home health services.

The Medicare hospice benefit covers a broad set of palliative services for beneficiaries who have a life expectancy of six months or less, as determined by their physicians. Medicare pays hospices a daily rate for each day a beneficiary is enrolled in the hospice benefit. Each day of hospice benefit, a level of care is assigned based on one of four case types: routine home care, continuous home care, inpatient respite care and general inpatient care. For Medicare’s 2025 fiscal year, the base per diem hospice payment rate for each service were: $224.62 for each of the first 60 days of routine home care and $176.96 for every day thereafter; $1,618.59 for continuous home care; $518.78 for inpatient respite care; and $1,170.04 for general inpatient care. These payments were reduced by 4% in 2025 for hospices that do not report specified quality data to CMS.

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

Additionally, Aveanna’s competitors are also striving to improve their service offerings and drive growth in non-government reimbursed programs. Aveanna competitors are developing new strategic relationships with providers, referral sources and payers, which could result in increased competition.

Home Health and Hospice Services

The home health market is highly competitive and fragmented. According to the Medicare Payment Advisory Commission (“MedPac”), an independent agency that advises Congress on various Medicare issues, there were over 12,000 Medicare-certified home health agencies in the United States in 2025. Generally, competition in home health service and hospice markets comes from local and regional providers. These providers include facility- and hospital-based providers, visiting nurse associations and nurse registries. Aveanna competes based on the availability of personnel, the quality of services, expertise of visiting staff, and, in certain instances, the price of our services.

Medical Solutions

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

Source and Availability of Personnel

To maximize the cost effectiveness and productivity of clinical associates, Aveanna utilizes customized processes and procedures that have been developed and refined over the years. We use personalized matching techniques to recruit and select applicants who fit individual patients’ needs through initial applicant profiles, personal interviews, skill evaluations and reference checks. Aveanna utilizes a best-in-class iCIMS recruiting and applicant tracking platform in the sourcing, hiring, and onboarding of new personnel.

We recruit our clinical associates through a variety of sources, such as advertising in local and national media, job fairs, solicitations on websites, direct mail and telephone solicitations and referrals obtained directly from clients and other caregivers. Clinical associates are paid per visit, per hour, per diem, or are employed on a full-time salaried basis. Currently, we are experiencing a shortage of licensed clinicians, which has impacted our industry in general. See “Risk Factors—Risks Related to our Business and Industry”. The PDN and HHH industries have historically experienced shortages in qualified clinicians and management personnel. These shortages increase competition for qualified candidates across the entire healthcare industry and may increase our labor costs and reduce profitability.

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

For a discussion of risks related to government regulation in our industry, see “See Risk Factors - Risks Related to Our Regulatory Framework.”

Licensure, Certificates of Need and Permits of Approval

Both PDN and HHH agency providers operate under licenses granted by the health authorities of their respective states. Some states require healthcare providers (including home health and hospice agencies) to obtain prior state approval for the purchase, construction or expansion of healthcare locations, capital expenditures exceeding a prescribed amount, or changes in services. For those states that require a CON or permit of approval (“POA”), the provider must also complete a separate application process establishing a location and must receive required approvals.

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

Accreditations

The Community Health Accreditation Program (the “CHAP”) and Accreditation Commission for Health Care (the “ACHC”) are nationwide commissions that establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of healthcare organizations. Many states and some MCOs use CHAP and ACHC accreditation as a credentialing standard. Aveanna has an active three year contract with CHAP and ACHC and has had a corporate survey as recently as June 2025. No findings of material noncompliance were identified during the 2025 corporate survey. All locations are accredited and will undergo surveys over the next three years. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.

For a discussion of risks related to licensing, certification, and accreditation, see “See Risk Factors - Risks Related to Our Regulatory Framework.”

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

As of December 2025, sanctions within Stark Law include significant civil penalties including over $30,000 for each violation, over $205,000 for schemes to circumvent the Stark Law restrictions and over $24,000 for each day an entity fails to report required information and exclusion from the federal healthcare programs. Violations of the Stark Law trigger overpayment liability, and may also result in payment denials, false claim recoveries, civil monetary penalties, and/or federal program exclusion.

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

The American Recovery and Economic Reinvestment Act of 2009 (“ARRA”) increased the amount of civil monetary penalties that can be imposed for violations of HIPAA, and the amounts are updated annually for inflation. As of 2025, penalties for HIPAA violations can range from $141 to $2.134 million per violation with a maximum fine of $2.134 million for identical violations during a calendar year. ARRA also authorized State Attorneys General to bring civil enforcement actions under HIPAA, and attorney generals are actively engaged in enforcement. These penalties could be in addition to other penalties assessed by a state for a breach which would be considered reportable under the state’s data breach notification laws.

Health care providers, including Home Health Agencies (“HHAs”) and hospices, are also subject to a growing number of requirements intended to promote the interoperability and exchange of patient health information. On April 5, 2021, for example, health care providers and certain other entities became subject to information blocking restrictions pursuant to the 21st Century Cures Act that prohibit practices that may interfere with the access, exchange, or use of electronic health information, except as required by law or specified by HHS as a reasonable and necessary activity. Violations may result in penalties of up to $1.0 million per violation and/or other disincentives.

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

The federal government has used the FCA to cover Medicare, Medicaid and other governmental program fraud in areas such as violations of the federal Anti-Kickback Statute or the Stark Laws, coding errors, billing for services not provided and submitting false cost reports. The FCA has also been used to bring suit against people or entities that bill services at a higher reimbursement rate than is allowed and that bill for care that is not medically necessary. In addition to government enforcement, the FCA authorizes private citizens to bring qui tam or “whistleblower” lawsuits, greatly extending the number of actions under the FCA. As updated in 2025, the per-claim penalty range is between $14,308 and $28,619.

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

HHS, CMS, DOJ or other federal and state enforcement and regulatory agencies may conduct investigations related to the Company’s businesses in the future. These audits and investigations could potentially cause delays in collections, recoupments, retroactive adjustment to amounts previously paid from governmental payers. We cannot predict the ultimate outcome of any regulatory and other governmental audits and investigations. While such audits and investigations are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The Company’s costs to respond to and defend any such audits, reviews and investigations could be significant and are likely to increase in the current enforcement environment.

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

CMS ended the HHVBP demonstration on December 31, 2021, and, starting on January 1, 2023, an expanded HHVBP model became effective in all 50 states. Under this new model, CMS uses 2022 for all home health agencies that were certified prior to January 1, 2022 as the baseline year for performance, with 2023 as the first year for performance measurement. The first payment adjustment began on January 1, 2025, based on 2023 performance data. Bonuses and penalties began in 2023 with the maximum of plus or minus 5% to a home health agency’s Medicare payments.

Home Health Payment Reform

On January 1, 2020, CMS implemented an alternative case-mix adjustment methodology called the Home Health Patient-Driven Groupings Model (“PDGM”). The PDGM adjusted payments to home health agencies providing home health services under Medicare Fee-For-Service based on patient characteristics for 30-day periods of care and also eliminated the use of therapy visits in the determination of payments. While the changes were to be implemented in a budget neutral manner to the industry, the ultimate impact varied by provider based on factors including patient mix and admission source. On October 31, 2019, CMS assumed that home health agencies will change their documentation and coding practices by putting the highest paying diagnosis code as the principal diagnosis code in order to have a 30-day period be placed into a higher-paying clinical group. Notably, CMS is required by the law to analyze data for calendar years 2020-2026, retrospectively, to determine the impact of the difference between assumed and actual behavior changes and to make any such payment changes as are necessary to offset or supplement the adjustments based on anticipated behavior. Additionally, in an effort to eliminate fraud risks, CMS phased out requests for anticipated payments (“RAPs”) for 2020 and fully eliminated RAPs for calendar year 2021. Since January 1, 2022, home health providers have been required to submit a Notice of Admission (“NOA”) within five calendar days of the admission or face a reduction in payment.

HHS Rule: “Ensuring Access to Medicaid Services”

On April 27, 2023, HHS introduced a proposed rule titled “Ensuring Access to Medicaid Services” with a stated goal of improving access to services for Medicaid beneficiaries. The final rule was published on May 10, 2024 and included regulatory changes that took effect on July 9, 2024, although many provisions have an effective date that differs from the overarching effective date of the regulatory changes. The final rule addresses access to care and quality of care across both Medicaid FFS and managed care delivery systems, including for home and community-based services (“HCBS”) programs. The final rule also includes transparency requirements, by, for example, requiring states to publish by July 1, 2026 (and thereafter to maintain) updated FFS Medicaid fee schedule payment rates on a publicly available and accessible website. It also requires states to include a comparison of certain FFS Medicaid payment rates to Medicare rates.

Among its key provisions as to HCBS programs, the final rule addresses the waiver requirements for HCBS programs and requires that by July 9, 2030, states generally ensure that each provider spends a minimum of 80% of the total Medicaid payments the provider receives for homemaker, home health aide, and personal care services be spent on compensation for direct care workers furnishing these services, subject to certain flexibilities and exceptions. States have the option to establish (i) a hardship exemption for certain providers facing extraordinary circumstances and (ii) a separate performance level for small providers that meet certain state-defined criteria. In the period leading up to the obligation that takes effect July 9, 2030, the rule also imposes phased reporting requirements regarding the percentage of Medicaid payments for these services – states must generally report on data collection readiness by July 9, 2027 and on actual payment percentages by July 9, 2028.

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

Our employees have been provided with a number of methods by which they can report concerns to the Company’s compliance department, including a confidential and anonymous compliance hotline. Our branch and nurse managers are held personally accountable for our compliance culture, and their incentive compensation is tied to a balanced scorecard that includes clinical quality as a key performance indicator. In addition, we continue to make significant investments in training for nurses and have increased the emphasis on clinical, training and compliance since 2017. Our investments in compliance and training have resulted in a very strong track record of patient safety, with an average of less than one patient safety-related injury per 2 million hours of service provided from 2017 to date of this Annual Report on Form 10-K. We also enjoy strong satisfaction scores in patient surveys and benefit from a strong reputation with referral sources.

Human Capital

As of January 3, 2026, we employed approximately 3,500 full-time support staff personnel with the remainder of our 32,000 employees employed on a part-time, temporary, per-diem or full-time basis. All of our employees, with the exception of certain executives with employment agreements, work with us on an at-will basis and none are union members or subject to any collective bargaining agreements. Our employee engagement survey data, together with other key indicators that we monitor, demonstrate that we enjoy good relationships with our employees. Our human capital resources objectives center around employee engagement, fostering our culture, and leadership development. We maintain and grow our team utilizing proven practices and technologies that help us identify, hire, incentivize and retain our existing employees. We also employ an equity incentive plan to attract, retain, motivate, and reward certain employees and directors through the issuance of equity-based incentive compensation awards, provide for employee participation in our employee stock purchase plan on a discounted basis, as well as cash-based performance bonuses.

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

Our Inclusion & Engagement (“I&E”) Vision

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

Our I&E Mission

Our I&E mission is to attract and sustain an inclusive and engaged workforce by recruiting, hiring, developing, retaining, and promoting high-performing individuals who collaborate with one another to achieve our vision as defined by our Core Values.

Our I&E Strategic Initiative

We understand that the most effective business strategies require vision and long-term commitment. The same is true of our long-term I&E Strategic Initiative. Our I&E Strategic Initiative focuses on developing sustainable inclusion and engagement programs, developing and retaining high-performing talent, and recruiting higher performing talent to maximize the benefits for our clients, patients, employees and other stakeholders. We have successfully incorporated our I&E Strategic Initiative into our policies and practices, education and training and leadership focus, including:

I&E Executive Committee. Our I&E Executive Committee is composed of cross-functional leaders and members of our executive team, including our Vice President of Inclusion and Engagement. This team provides strategic oversight, support, guidance, sponsorship and thought-leadership in developing and deploying our I&E Strategic Initiative.

Annual Inclusion and Engagement Summit. We annually convene senior department leaders for critical discussions about our Inclusion and Engagement Strategic Initiative, accomplishment of goals, enterprise feedback and assessments, as well as focused discussions on activating the values of the organization.

Inclusion Ambassadors. This committee of ambassadors is composed of members from our various business units who are passionate about helping us continue to develop a more inclusive workplace. The committee has been designed as a core group to propose ideas and develop programming to support a sense of belonging and community in collaboration with our I&E Executive Committee through our growing Aveanna Connection Groups and Aveanna Social Circles.

Enterprise-Wide Inclusion Training. We provide our employees with programming, education and training on inclusion and belonging. Our goal for these training programs is to ensure all employees and stakeholders feel valued and supported.

Cultural Assessment/Employee Engagement Surveys. We utilize a robust employee engagement tool to track our progress in creating a more inclusive and engaging workplace over time and identify new opportunities in this space.

Aveanna Connection Groups. We have established numerous Connection Groups to foster an inclusive workplace and thereby increase employee engagement to cultivate a sense of connection and belonging. Our groups provide a supportive space to build relationships across our geographically dispersed organization, offering opportunities for networking, professional development, and community engagement. Participation is open to all employees, reflecting our commitment to inclusion and engagement.

Aveanna Social Circles. To further foster an inclusive and engaged workplace, we have four Social Circles focused on bringing employees together based on shared interests: (i) Page Turners, (ii) Wellness in Motion, (iii) Reel Talk, and (iv) Tech Bytes.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. Our filings with the SEC are available to the public from commercial document retrieval services and at the SEC’s website at http://www.sec.gov.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, are also made available, free of charge, on our investors page of our website at www.aveanna.com, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. We also use our website as a means of disclosing additional information, including for complying with our disclosure obligations under the SEC’s Regulation FD (Fair Disclosure).

References to our website in this Form 10-K are provided as a convenience and do not constitute, and should not be deemed, an incorporation by reference of the information contained on, or available through, the website, and such information should not be considered part of this Form 10-K.

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

In home health and hospice markets that do not require a certificate of need (“CON”), power-of-attorney (“POA”), or similar approval, there are relatively few barriers to entry. Accordingly, other companies, including hospitals and other healthcare organizations that are not currently providing services, may expand their services to include home health and hospice services or similar services. If states with such existing laws remove such barriers, we could face increased competition in these states. We may encounter increased competition in the future that could negatively impact patient referrals to us, limit our ability to maintain or increase our market position and could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

Managed care organizations, such as health maintenance organizations (“HMOs”) and preferred provider organizations (“PPOs”), and other third-party payers continue to consolidate, which enhances their ability to influence the delivery of healthcare services. Consequently, the healthcare needs of patients in the United States are increasingly served by a smaller number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers. In addition, managed care organizations experienced significant financial pressure during fiscal 2025, as enrollments declined and utilization among existing members increased among such organizations, increasing competition. Our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected if these organizations terminate us as a provider and/or engage our competitors as a preferred or exclusive provider. In addition, should private payers, including managed care payers, seek to negotiate discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk through prepaid capitation arrangements, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

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

Third-party payers including Medicare, Medicaid and private health insurance payers provide substantially all funding for our home health and hospice services, and we cannot control reimbursement rates. During the past several years, third-party healthcare payers in the adult home care and hospice space, such as federal and state governments, insurance companies and employers, have undertaken cost containment initiatives. As part of the efforts, such payers increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk relating to paying for care provided, often in exchange for exclusive or preferred participation in their benefit plans. We expect efforts to impose greater discounts and more stringent cost controls by government and other third-party payers to continue, thereby reducing the payments we receive for our services. For example, the CMS

Medicaid Integrity Program is increasing the scrutiny placed on Medicaid payments and could result in recoupments of alleged overpayments. CMS conducts similar audits on Medicare payments which may also result in recoupments of alleged overpayments. These payer audits are conducted by CMS contractors, many of whom are incentivized based upon the dollar value of said recoupments, such as Recovery Audit Contractor (“RAC”) and Supplemental Medical Review Contractor (“SMRC”) audits, as well as the Unified Program Integrity Contractors (“UPIC”) program and the Zone Program Integrity Contractor (“ZPIC”) program audits. While most audits are conducted on a post-payment basis, including RAC, ZPIC, UPIC, and SMRC audits, CMS also performs Targeted Probe and Educate (“TPE”) audits on all home health and hospice providers to help reduce provider billing errors and educate providers on appropriate billing practices. These audits occasionally result in recoupment of Medicare reimbursement. Similarly, private third-party payers may be successful in negotiating reduced reimbursement schedules for our services. Fixed fee schedules, capitation payment arrangements, exclusion from participation in or inability to reach agreements with private insurance organizations or government funded programs, reduction or elimination of payments or an increase in the payments at a rate that is less than the increase in our costs, or other factors affecting payments for healthcare services over which we have no control could have a material adverse effect on our business, prospects, results of operations and financial condition. Further, we cannot assure you that our services will be considered cost-effective by third-party payers, that reimbursement will continue to be available, or that changes to third-party payer reimbursement policies will not have a material adverse effect on our ability to sell our services on a profitable basis, if at all.

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

For example, the One Big Beautiful Bill Act (the “OBBBA”), which was passed and signed into law in 2025, with certain provisions to take effect in 2026, updated Medicaid enrollment eligibility requirements for individuals to participate in certain Medicaid programs as Medicaid beneficiaries. The OBBBA includes, among other provisions, certain funding cuts to the Medicaid program, such as a reduction of funding for states choosing to expand the state’s Medicaid program, and updated eligibility requirements for Medicaid beneficiaries, which include more onerous Medicaid eligibility verifications, such as the requirement that states more frequently confirm the Medicaid eligibility status of Medicaid recipients who are enrolled via the Affordable Care Act expansion pathway. Additionally, the OBBBA requires states to implement certain work requirements as a condition of Medicaid eligibility for beneficiaries who are enrolled in Medicaid through the expansion pathway. These changes could lead to lower Medicaid reimbursement for our business.

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

Since April 1, 2013, Medicare reimbursement has been subject to a 2% reduction through sequestration as mandated by the Budget Control Act of 2011 and American Taxpayer Relief Act of 2011. Although this reduction was temporarily suspended or reduced at various points during the COVID-19 pandemic, the full 2% sequestration reduction has been in effect since July 1, 2022. Further, Medicare routinely reclassifies home health resource groups. As a result of those reclassifications, we could receive lower reimbursement rates depending on the case mix of the patients we service. If our cost of providing services increases by more than the annual Medicare price adjustment, or if these reclassifications result in lower reimbursement rates, our results of operations, net income and cash flows could be adversely impacted.

Additionally, CMS changed the Home Health Prospective Payment System (“HHPPS”) case-mix adjustment methodology through the use of a new PDGM for home health payments. This change was implemented on January 1, 2020, and also includes a change in the unit of payment from a 60-day payment period to a 30-day payment period and eliminates the use of therapy visits in the determination of payments. While the changes are intended to be implemented in a budget-neutral manner to the industry, the ultimate impact will vary by provider based on factors including patient mix and admission source. Additionally, in arriving at the calculation of a rate that is budget-neutral, CMS has made numerous assumptions about behavioral changes. The application of these assumptions could negatively impact our rates of reimbursement and have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

In June 2019, CMS implemented the Review Choice Demonstration (“RCD”) for home health providers who submit claims to Palmetto GBA Medicare Administrative Contractor, specifically home health providers in Illinois, Ohio, Texas, North Carolina, and Florida. On September 1, 2021, CMS mandated participation for North Carolina and Florida providers. The Demonstration Project runs in six-month cycles until May 31, 2029, and is intended to reduce the number of Medicare appeals, and improve provider compliance with Medicare program requirements. Upon initiation of RCD, HHAs had three initial choices; pre-claim review of 100% of claims; post-payment review; or minimal post-payment review with a 25% payment reduction. HHAs must have met a 90% target full provisional affirmation rate based on a minimum 10 requests/claims submitted to have successfully completed Cycle 1. For those HHAs who met the target affirmation rate and demonstrated compliance with certain Medicare rules, an additional review option of 5% Spot Check Review was available to choose for subsequent cycles. Our home health business in the states of Florida and North Carolina are subject to the requirements of the RCD. If we do not comply with the requirements of the RCD, we are at risk for significant advance payment or post-payment reviews and our reimbursement from the Medicare program could be delayed or reduced, thereby adversely impacting our results of operations, net income and cash flows. Additionally, states participating in the RCD are excluded from certain other CMS audits that are referenced above.

The Consolidated Appropriations Act passed by Congress at the end of 2022 (also referred to as the “Omnibus Budget Bill”) contained several provisions that could impact our business. As to budget enforcement rules previously enacted by Congress, Section 1001 of the Omnibus Budget Bill waived Statutory Pay-As-You-Go (S-PAYGO) for two years through December 31, 2024. The S-PAYGO 4% mandatory sequestration of Medicare benefit payments that previously would have become effective on January 1, 2023 became effective as of January 1, 2025. Additionally, Section 4163 of the Omnibus Budget Bill extended the current Budget Control Act (BCA) mandatory sequestration of 2% of Medicare benefits through the first six (6) months of 2023 and revised the sequestration percentages for fiscal years 2030 through 2032 to 2%.

The implementation and application of reduction adjustments that began on January 1, 2025 have not had a material adverse effect on our business in 2025.

Additionally, on November 28, 2025, CMS released a final rule for fiscal year 2026 that cuts Medicare reimbursement rates by 1.3%. We are monitoring the implementation of the rule. Further similar rulings or rate adjustments may have a material adverse effect on our financial position, results of operations and cash flow. For more information, see the risk factor entitled “Changes in the case-mix of our patients, as well as payer mix and payment methodologies, may have a material adverse effect on our profitability.”

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

We may be similarly impacted by increased enrollment of Medicare and Medicaid beneficiaries in managed care plans, shifting away from traditional fee-for-service models. Under a managed Medicare plan, also known as Medicare Advantage, the federal government contracts with private health insurers to provide Medicare benefits and the insurers may choose to offer supplemental benefits. Approximately 54% of all Medicare beneficiaries were enrolled in a Medicare Advantage plan in 2025, a figure that continues to grow. Enrollment in managed Medicaid plans has grown over the past several years, as states are relying on managed care organizations to deliver Medicaid program services as a strategy to control costs and manage resources. We cannot assure you that we will be successful in our efforts to be included in managed plan networks, that we will be able to secure favorable contracts with all or some of the managed care organizations, that our reimbursement under these programs will remain at current levels, that the authorizations for services will remain at current levels or that our profitability will remain at levels consistent with past performance. We may also face increased competition for managed care contracts as a result of state regulation and limitations. In addition, operational processes may not be well-defined as a state transitions Medicaid recipients to managed care. For example, membership, new referrals and the related authorization for services to be provided may be delayed, which may result in delays in service delivery to consumers or in payment for services rendered. Difficulties with operational processes associated with new managed care contracts may negatively affect our revenue growth rates, cash flow and profitability for services provided.

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

Prompt billing and collection are important factors in our liquidity and our business is characterized by delays from the time we provide services to the time we receive payment for these services. We bill numerous and varied payers, such as Medicare, Medicaid and private insurance payers. These different payers typically have different billing requirements that must be satisfied prior to receiving payment for services rendered. Reimbursement is typically conditioned on our documenting medical necessity and correctly applying diagnosis codes. Incorrect or incomplete documentation and billing information could result in non-payment for services rendered. Billing and collection of our patient accounts receivable with Medicare and Medicaid are further subject to the complex regulations that govern Medicare and Medicaid reimbursement, and to rules imposed by non-government payers. For example, recent efforts have focused on improved coordination of regulation across the various types of Medicaid programs through which personal care services are offered. The 21st Century Cures Act, as amended, mandated that states implement EVV, a technology that collects and verifies data that home services are rendered, such as when the visit begins and ends. In several states, providers are now required to obtain state licenses or registrations and must comply with laws and regulations governing standards of practice. Providers must dedicate substantial resources to ensure continuing compliance with all applicable regulations and significant expenditures may be necessary to offer new services or to expand into new markets. The failure to comply with regulatory requirements could lead to the termination of rights to participate in federal and state-sponsored programs, repayment of payments previously received, and the suspension or revocation of licenses. We believe new licensing requirements and regulations, including EVV, the increasing focus on improving health outcomes, the rising cost and complexity of operations, technology and pressure on reimbursement rates due to constrained government resources may discourage new providers and may encourage industry consolidation. Further, states that fail to meet federally imposed EVV deadlines could potentially lose, without an application for a good cause extension, an escalating amount of their funding. Each state has different timelines and methodologies, including the data aggregators and processors used by each state, for implementing respective EVV process requirements. In order to comply with current and future state and federal regulations around EVV use, we utilize several different vendors. In states with an “open” model, the payer is able to choose its preferred EVV vendor. In states mandating the EVV vendor, a “closed” system, we utilize whichever vendor the state has mandated. In both cases, we have built interfaces between the EVV vendor and our clinical scheduling, documentation, and billing systems utilized in the respective branch and corporate locations. To the extent that our EVV vendors fail to support these processes, our internal operations could be negatively affected. To the extent that states fail to properly implement EVV, or that we fail to comply with new EVV data collection and submission requirements, our internal operations could be negatively affected. Our inability to collect and submit the data required by EVV regulations could negatively impact our ability to retain previously received payments or could subject us to future payment delays, which could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

As with many technological innovations, artificial intelligence (“AI”) presents opportunities but also risks and challenges that could adversely affect our business. Sensitive, proprietary, or confidential information of the Company, our patients, employees and business partners could be leaked, disclosed, or revealed as a result of or in connection with the use of generative AI technologies by our employees or vendors, whether authorized or unauthorized. Any such information input into a third-party generative AI or machine learning platform could be revealed to others, including if information is used to train the third party's generative AI or machine learning models. Additionally, where a generative AI or machine learning model ingests personal information and makes connections using such data, those technologies may reveal other sensitive, proprietary, or confidential information generated by the model. Moreover, generative AI or machine learning models may create incomplete, inaccurate, or otherwise flawed outputs, which may appear correct. Due to these issues, employees or vendors who use these models could make flawed decisions that could result in adverse consequences to us, including exposure to reputational and competitive harm, customer loss, and legal liability. We have implemented an AI Use Policy to protect both employees and the Company via restrictions and safeguards on entering Company data or information into a generative system, as well as disclaimers and limitations about relying on outputs from such systems.

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

Changes in payment methodologies by third-party payers could have a material adverse effect on our financial position, results of operations and cash flow. For example, on November 28, 2025, CMS released its final rule for fiscal year 2026 announcing policy changes under the Home Health Prospective Payment System (the “2026 HH Rule”). With respect to Medicare reimbursement rates, the 2026 HH Rule implements a home health payment decrease of 1.3%. This reflects a market basket increase of 3.2% offset by a productivity adjustment of -0.8%. Any significant future changes in CMS reimbursement methodology, or future decreases in reimbursement rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are unable to provide consistently high quality of care, our business and consolidated financial condition, results of operations, and cash flows will be adversely impacted.

Providing quality patient care is fundamental to our business. We believe that hospitals, physicians and other referral sources refer patients to us in large part because of our reputation for delivering quality care, as clinical quality has become increasingly important within our industry. For example, effective October 2012, Medicare began imposing a financial penalty upon hospitals that have excessive rates of patient readmissions within 30 days from hospital discharge. We believe this regulation provides a competitive advantage to home health providers who can differentiate themselves based upon quality, particularly by achieving low patient acute care hospitalization readmission rates and by implementing disease management programs designed to be responsive to the needs of patients served by referring hospitals. We are focused intently upon improving our patient outcomes, particularly our patient acute care hospitalization readmission rates. If we should fail to attain our goals regarding acute care hospitalization readmission rates and other quality metrics, we expect our ability to generate referrals would be adversely impacted, which could have a material adverse effect upon our business and consolidated financial condition, results of operations and cash flows. Additionally, Medicare has established consumer-facing websites, Home Health Compare and Hospice Compare, that present data regarding our performance on certain quality measures compared to state and national averages. If we should fail to achieve or exceed these averages, it may affect our ability to generate referrals, which could have a material adverse effect upon our business and consolidated financial condition, results of operations, and cash flows.

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

Additionally, CMS initiated the Value Based Purchasing Demonstration (“VBP”) for nine states, including Arizona, Florida, Iowa, Massachusetts, Maryland, Nebraska, North Carolina, Tennessee, and Washington in 2016 for the purpose of using Medicare data to provide greater transparency on quality in order to deliver care based on value over volume. Data is pulled from OASIS, Medicare claims data and patient satisfaction scores. The Demonstration Project ended in December 2022 and effective January 1, 2023, CMS expanded VBP nationally to all providers. HHA performance in 2026 will determine payments in 2028.

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

If the demand for home health and/or hospice services continues to exceed the supply of available and qualified personnel, we and our competitors may be forced to offer higher compensation and other benefits to attract and retain them. In recent years, the labor markets have been challenging as a result of both shortages in workforce and inflationary wage pressures, which have constrained our ability to recruit and retain caregivers to meet patient demand. For example, recruitment of qualified caregivers in our private duty services businesses has been and remains highly competitive. The majority of our HHH and PDN caregivers are licensed practical nurses (“LPN”) and we compete for this labor pool both with competitors in our private duty services industry as well as other healthcare organizations outside our industry, including hospitals. Hospitals and other healthcare providers have expanded LPN utilization in their labor pools. Even if we were to offer higher compensation and other benefits, there can be no assurance that these individuals will choose to join or continue to work for us. In addition, if we expand our operations into geographic areas where healthcare providers historically have been unionized, as we did with our expansion to New Mexico as a result of the acquisition of Thrive Skilled Pediatric Care, LLC (“Thrive”) during fiscal year 2025, or if any of our employees become unionized, being subject to a collective bargaining agreement may have a negative impact on our ability to timely and successfully recruit qualified personnel and may increase our operating costs. We currently have no union employees, so an increase in labor union activity could have a significant impact on our labor costs. Furthermore, the competitive market for this labor force has created turnover as many seek to take advantage of the supply of available positions, each offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the turnover rates may cause added pressure on our operating results. If our labor costs continue to increase, we may not experience reimbursement rate or pricing increases to offset these additional costs. Our ability to pass along increased labor costs is limited, which could significantly affect our business and consolidated financial condition, results of operations, and cash flows.

Any economic downturn, deepening of an economic downturn or federal and state budget pressures may result in a reduction in payments and covered services.

While we believe that our services are not typically sensitive to general declines in the federal and state economies, the erosion in the tax base caused by a general economic downturn can cause restrictions on the federal and state governments’ abilities to obtain financing and a decline in spending. In the wake of the 2008 economic recession, most states faced unprecedented declines in tax revenues and, as a result, record budget gaps. If the economy were to contract into a recession (for example, as a result of continuing adverse macro economic conditions, a public health emergency, or a geopolitical conflict), our government payers or other counterparties that owe us money could be delayed in obtaining, or may not be able to obtain, necessary funding and/or financing to meet their cash flow needs. As a result, we may face increased pricing pressure, termination of contracts, reimbursement rate cuts or reimbursement delays from Medicare and Medicaid and other governmental payers, which could adversely impact our business and consolidated financial condition, results of operations, and cash flows.

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

Though we have taken steps to protect the safety and security of our information systems and the patient health information and other data maintained within those systems, there can be no assurance that our safety and security measures and disaster recovery plan (and those of our third-party service providers) will prevent damage to, or interruption or breach of, our information systems and operations. See also “—Failure to maintain the security and functionality of our information systems, or to defend against or otherwise prevent a cybersecurity attack or breach, could adversely affect our business, financial position, results of operations and liquidity.” Our IT and information systems may fail to operate properly (for example, by capturing patient data erroneously) or become disabled as a result of events that are beyond our control. For example, our information systems are vulnerable to damage or interruption from fire, flood, earthquake, terrorist attacks, natural disasters, power loss, telecommunications failure, break-ins, attacks from malicious third parties, improper operation, computer viruses, unauthorized entry, data loss, cybersecurity attacks, acts or war and similar events. Some of our systems are not fully redundant, and our disaster recovery planning may not be sufficient for all eventualities. Additionally, because the techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems change frequently, including as the result of the evolving use of artificial intelligence, and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. Any such failure of IT and information systems could adversely affect our reputation, our ability to effect transactions and service customers and merchants, disrupt our business or result in the misuse of patient or patient data, financial loss or liability to our patients, the loss of a supplier or regulatory intervention or reputational damage. Problems with, or the failure of, our technology and systems or any system upgrades or programming changes associated with such technology and systems could have a material adverse effect on data capture, medical documentation, billing, collections, assessment of internal controls and management and reporting capabilities, as well as on our business, financial position, results of operations and liquidity.

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

If any of our home health or hospice agencies fail to comply with the conditions of participation in the Medicare program, that agency could be terminated from Medicare, which could adversely affect our results of operations and cash flow.

Our home health and hospice agencies must comply with the extensive conditions of participation in the Medicare program. These conditions generally require our home health and hospice agencies to meet specified standards relating to personnel, patient rights, patient care, patient records, administrative reporting and legal compliance. If a home health agency or hospice fails to meet any of the Medicare conditions of participation, that home health agency or hospice may receive a notice of deficiency from the applicable surveyor or accreditor. If that home health agency or hospice then fails to institute a plan of correction to correct the deficiency within the time period provided by the surveyor or accreditor, that home health agency or hospice could be terminated from the Medicare program. We respond in the ordinary course to deficiency notices issued by surveyors or accreditors. Any termination of one or more of our home health or hospice agencies from the Medicare program for failure to satisfy the Medicare conditions of participation could adversely affect our results of operations and cash flow.

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

We have a substantial amount of indebtedness. As of January 3, 2026, we had $1,487 million principal amount outstanding under all borrowings, including our 2025 Term Loans and Revolving Credit Facility (each, as defined below, and together the “Senior Secured Credit Facilities”) as well as our Securitization Facility (as defined below). As of January 3, 2026, we had approximately $225.5 million borrowing availability under our Revolving Credit Facility and approximately $110.0 million borrowing availability on our Securitization Facility.

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

In addition, the Senior Secured Credit Facilities and Revolving Credit Facility contain customary restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Those covenants include restrictions on our ability to, among other things, incur additional indebtedness, incur liens, pay dividends and make other payments in respect of capital stock, make acquisitions, investments, loans and advances, transfer or sell assets and enter into certain transactions with our affiliates, and in certain circumstances restrict our access to borrowings under our Revolving Credit Facility. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt under the Senior Secured Credit Facilities. Our Securitization Facility contains certain restrictive covenants including a cash dominion provision which may limit our access to certain operating cash accounts in the event of default. Any such event of default or acceleration could have a material adverse effect on our business and consolidated financial condition, results of operations, and cash flows.

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

Our variable rate debt instruments are primarily indexed to the secured overnight financing rate (“SOFR”) and have a SOFR floor of 50 basis points. Our outstanding variable rate indebtedness at January 3, 2026 was $1,487 million. While we have interest caps and interest rate swap agreements currently in place that protect us from exposure to increases in SOFR above 2.96%, to the extent we incur variable rate debt in excess of aggregate notional amount of such instruments or are unable to obtain similar coverage following expiration of such instruments, we may be unable to mitigate our interest rate risk. In recent years, the U.S. Federal Reserve Board, European Central Bank and the Bank of England have raised interest rates and implemented fiscal policy interventions responsive to high levels of inflation and recession fears, which has increased the borrowing costs on our variable rate debt. Although the Federal Reserve Board cut interest rates in September 2025, October 2025 and December 2025, and may seek to further reduce interest rates, increase interest rates or maintain current interest rates, the timing, number and amount of any future interest rate changes are uncertain, and there can be no assurance that rates will continue to decrease at a rate currently predicted or at all, which would in turn negatively impact our borrowing costs. Any future additional federal fund rate increases could make our financing activities, including those related to our acquisition activity, more costly and limit our ability to refinance existing debt when it matures or pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. If interest rates increase, our debt service obligations on our variable rate indebtedness would likewise increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease, which could have a material adverse effect on our overall financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness”.

We may not be able to identify, acquire, successfully integrate and obtain financing for strategic and accretive acquisitions.

We regularly evaluate opportunities to acquire other companies and have undertaken strategic and accretive acquisitions, such as our acquisition of Thrive during fiscal 2025, and may continue to undertake such acquisitions in the future. To the extent our growth strategy includes strategic and accretive acquisitions, we cannot assure you that we will successfully identify suitable acquisition candidates, obtain financing for such acquisitions, if necessary, consummate such potential acquisitions or efficiently integrate any acquired entities or successfully expand into new markets as a result of our acquisitions. If we are unable to successfully execute on such a strategy in the future, our growth could be limited.

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

Upon consummation of an acquisition, the integration process could divert the attention of management, and any difficulties or problems encountered in the transition process could have a material adverse effect on our business, financial condition or results of operations. In particular, the integration process may temporarily redirect resources previously focused on reducing cost of services, resulting in lower gross profits in relation to sales. The process of combining companies could cause the interruption of, or a loss of momentum in, the activities of the respective businesses, which could have an adverse effect on their combined operations. Additionally, in some acquisitions, we may have to renegotiate, or risk losing, one or more third-party payer contracts. We may also be unable to immediately collect the accounts receivable of an acquired entity while we align the payer payment systems and accounts with our own systems. Finally, certain transactions can require licensure changes, including as a result of expanding into new markets, which, in turn, result in disruptions in payment for services.

We may also make strategic divestitures from time to time. With respect to any divestiture, we may encounter difficulty finding potential acquirers or other divestiture options on favorable terms. Any divestiture could affect our profitability as a result of the gains or losses on such sale of a business or service, the loss of the operating income resulting from such sale or the costs or liabilities that are not assumed by the acquirer (i.e., stranded costs) that may negatively impact profitability subsequent to any divestiture. We may also be required to recognize impairment charges as a result of a divestiture.

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

We are a party to lawsuits, claims and governmental inquiries in the normal course of our business. See Note 14 – Commitments and Contingencies to the audited consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K (the “Consolidated Financial Statements”).

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

The nature of our business subjects us to inherent risk of professional liability and substantial damage awards. Healthcare providers have become subject to an increasing number of legal actions alleging malpractice or related legal theories in recent years, many of which involve large monetary claims and significant defense costs. In general, we coordinate care for medically complex children and adults and end-of-life care for adults through our own network of full time and part-time employed clinicians, including registered nurses, licensed practical nurses, licensed therapists, certified nursing assistants, home health aides, therapy assistants and other similar providers. Although we carefully screen all of the providers in our network and actively remove those that fall below a certain quality threshold, we cannot be certain that a provider will not incur tort liability, including medical malpractice, in treating one of our referred patients. As the referring party in such a case, we could be found negligent if our screening and monitoring procedures are deemed inadequate. The nurses and other healthcare professionals we employ could be considered our agents and, as a result, we could be held liable for their medical negligence.

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

Our balance sheet includes a significant amount of goodwill and intangible assets. Goodwill and intangible assets, net, together accounted for approximately 60% of total assets on our balance sheet as of January 3, 2026. The impairment of a significant portion of these assets would negatively affect our financial condition or results of operations. We regularly evaluate whether events and circumstances have occurred indicating that any portion of our intangible assets and goodwill may not be recoverable. When factors indicate that intangible assets and goodwill should be evaluated for possible impairment, we may be required to reduce the carrying value of these assets. No goodwill impairment expense was recognized during our annual goodwill impairment assessment during fiscal year 2024 or fiscal year 2025. We cannot currently estimate the timing and amount of any future reductions in carrying value.

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

Our operations are directly affected in the short-term by the weather conditions in certain of our regions of operation, particularly along coastal areas in the United States, which may be subject to hurricanes and tropical storms. Other weather conditions or natural disasters, including tornadoes, significant rain, snow, sleet or ice, wildfires, floods and earthquakes could disrupt patient scheduling, displace our patients and caregivers or force certain of our facilities to close temporarily or for an extended period of time, thereby reducing patient volumes. While we have disaster recovery systems and business continuity plans in place, any disruptions in our disaster recovery systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations. Although we maintain insurance coverage, we cannot guarantee that our insurance coverage will be adequate to cover any losses or that we will be able to maintain insurance at a reasonable cost in the future. Accordingly, our operating results may vary from quarter to quarter, depending on the impact of these weather conditions, and if our losses from business interruption or property damage that result from such weather conditions exceed the amount for which we are insured, our results of operations and financial condition would be adversely affected.

We may be more vulnerable to the effects of a public health emergency than other businesses due to the nature of our patients, and any other unforeseen events may also disrupt our business.

The majority of our patients are individuals with complex medical challenges, many of whom may be more vulnerable than the general public during a pandemic or other public health emergency. Our employees are also at greater risk of contracting contagious diseases due to their increased exposure to vulnerable patients. For example, if another pandemic were to occur, we could suffer significant losses to our consumer population or a reduction in the availability of our employees and, at a high cost, be required to hire replacements for affected workers. Enrollment for our services could experience sharp declines if families decide healthcare workers should not be brought into their homes during a health pandemic. Local, regional or national governments might limit or ban public interactions to halt or delay the spread of diseases causing business disruptions and the temporary closure of our centers. Accordingly, certain public health emergencies could have a material adverse effect on our business and consolidated financial condition, results of operations, and cash flows.

Other unforeseen events, including acts of violence, war, terrorism and other international, regional or local instability or conflicts (including labor issues), embargoes, whether occurring in the United States or abroad, could also restrict or disrupt our operations.

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

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) and interest expense carryovers to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of January 3, 2026, we had $33.2 million of U.S. federal net operating loss carryforwards and $376.5 million of state and local net operating loss carryforwards. In addition, as of January 3, 2026, we had an interest expense carryover of $371.6 million for federal and state purposes. Our ability to utilize NOLs and our interest expense carryovers may be currently subject to limitations due to prior ownership changes. In addition, future changes in our stock ownership, which may be outside of our control, could result in an ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs or interest expense carryovers arising prior to such ownership change in the future. There is also a risk that due to statutory or regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have recorded a valuation allowance against the majority of our interest expense carryover deferred tax asset. Additionally, we have recorded a valuation allowance against certain state and federal NOLs determined not to be more likely than not to be utilized in the future.

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

For hospice, the ACA required state Medicaid benefits for children to include hospice care with disease-modifying treatment. In addition, the ACA mandates the creation of a hospice quality reporting program, ensuring public reporting of hospice quality data. Hospices failing to submit quality data will incur a 2% reduction in hospice reimbursements for the following year. The ACA also requires a reduction in the market basket index, which beginning in 2013 is reduced by a productivity adjustment that fluctuates every year and an addition adjustment of 0.3%, reducing the Medicare hospice payment. These reductions in the market basket index came to an end in fiscal year 2021. For fiscal year 2026, CMS increased the hospice market basket rate by 3.3% and implemented a productivity adjustment of -0.7% resulting in a net hospice increase for fiscal year 2026 of 2.6%. For patients enrolled in hospice for more than six months, the ACA mandates a face-to-face visit with a physician or nurse practitioner to confirm continued need for hospice enrollment. Potential efforts in the U.S. Congress to repeal, amend, modify, or retract funding for various aspects of the ACA create additional uncertainty about the ultimate impact of the ACA on us and the healthcare industry.

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

Federal and state governments continue to pursue intensive enforcement policies resulting in a significant number of investigations, inspections, audits, citations of regulatory deficiencies, and other regulatory sanctions including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bans on Medicare and Medicaid payments for new admissions, and civil monetary penalties or criminal penalties. We see the possibility of audits under CMS programs, such as the RAC program, the TPE program, the UPIC program, as well as other federal and state audits evaluating the medical necessity of services to further intensify the regulatory environment surrounding the healthcare industry as third-party firms engaged by CMS and others conduct extensive reviews of claims data and medical and other records to identify improper payments to healthcare providers under the Medicare and Medicaid programs. If we fail to comply with the extensive laws, regulations and prohibitions applicable to our businesses, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties, or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to investigations, audits or other enforcement actions related to these laws, regulations or prohibitions. Failure of our staff to satisfy applicable licensure requirements, or of our home health and hospice operations to satisfy applicable licensure and certification requirements could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

At the state and local level, there is increased focus on regulating the collection, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive and personal information. For example, California passed the California Consumer Privacy Act of 2018 (the “CCPA”) and the California Privacy Rights Act (“CPRA”) which significantly expanded the privacy rights of California residents with respect to the collection and disclosure of personal information and created a regulatory agency to enforce these regulations. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally with respect to confidential, sensitive and personal information, thereby further increasing the complexity and cost of our compliance efforts.

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

We have approximately 800 million shares of authorized but unissued common stock. Our Second Amended and Restated Certificate of Incorporation (the “Amended Charter”) authorizes us to issue shares of our common stock and preferred stock for consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. Issuance of common stock or preferred stock would reduce your influence over matters on which our shareholders vote, and, in the case of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock, if any. Shares of our common stock reserved for future issuance under our 2021 Stock Incentive Plan and 2021 Employee Stock Purchase Plan (together, the “Incentive Plans”) will become eligible for sale in the public market once those shares are issued, subject to provisions relating to vesting requirements, and in some cases limitations in connection with our Amended and Restated Registration Rights Agreement or our Amended and Restated Stockholders Agreement. We have filed registration statements on Form S-8 under the Securities Act to register shares of our common stock issuable pursuant to the Incentive Plans. We also have, and may continue to, issue securities in connection with acquisitions, as we did with respect to our acquisition of Thrive in 2025, and the number of shares of our common stock issued in connection with an acquisition could constitute a material portion of our then-outstanding shares of common stock. Any issuance of additional securities in connection with acquisitions may result in additional dilution to our stockholders and may have an adverse effect on the market price of shares of our common stock.

We also have a currently effective shelf registration statement on Form S-3 on file with the SEC (File No. 333-281982), which allows us to offer and sell, from time to time, up to $400.0 million of any combination of common stock, debt securities, warrants, rights and units. If we offer and sell any shares of common stock under the Form S-3, it would dilute the percentage ownership held by existing holders of our common stock.

The sale of our common stock in the public market, or the perception that such sales may occur, could harm the prevailing market price of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Additionally, the parties to our Amended and Restated Registration Rights Agreement, including certain Sponsors (as defined below), have certain registration rights with respect to our common stock. If such Sponsors exercise their registration rights, the market price of our common stock could drop if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our common stock or other securities.

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

Because we qualify as a “controlled company” under the corporate governance rules for publicly listed companies, we are not required to have a majority of our Board of Directors be independent under the applicable rules of Nasdaq, nor are we required to have a compensation committee or a corporate governance and nominating committee comprised entirely of independent directors. Our Board of Directors is permitted to not be composed of a majority of independent directors. We currently rely on the exemption to the requirement that our director nominations be made, or recommended to our full Board of Directors, by our independent directors or by a nominations committee that consists entirely of independent directors. Should the interests of Bain Capital L.P. or J.H. Whitney Capital Partners (collectively, our “Sponsors”) or their respective affiliates (the “Sponsor Affiliates”), who, as of January 3, 2026, collectively own 57.7% of our outstanding common stock, differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for publicly listed companies. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

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

The AVP of Cybersecurity works directly with the CIO to create and maintain cyber policies, standards, and processes that support the Company’s overall strategy and the current cyber environment. We believe our cybersecurity program and policies are aligned with industry standards and best practices, such as the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. The AVP of Cybersecurity and CIO are experienced technology and cybersecurity professionals, with over 10 and 20 years of experience in information security and technology, respectively. The AVP of Cybersecurity leads periodic meetings of our chartered Cybersecurity Steering Committee, which cover key cyber threats, policy changes, and project updates. The Cybersecurity Steering Committee includes our CIO, other executive-level leaders, and key members of management. Further, the Cybersecurity Steering Committee engages an external expert to prepare a formalized evaluation on the design of, and adherence to, the Company’s current cybersecurity policies.

Board of Directors Oversight

The Audit Committee of the Board of Directors is tasked with providing oversight related to cybersecurity topics. At least quarterly, the Audit Committee receives a report of any cybersecurity incidents and other key monitoring metrics from a representative of the Cybersecurity Steering Committee. For each incident, the Audit Committee is briefed on the nature of the incident, points of vulnerability, scope of the incident, and the Company’s response. The Audit Committee will then communicate cyber-related issues with the Board as needed. Our Board monitors our existing cybersecurity program and related policies, including, among other things, the Board’s role within our cybersecurity risk management infrastructure.

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

We have in place a Security and Privacy Incident Response Plan that specifies incident classifications, reporting requirements, and which person must respond to such incidents. In most cases, cybersecurity management is handled by employees of the Company as described above, though if an incident does occur, external counsel and experts related to impacted systems or data may be engaged to supplement the Company’s response.

Existing third-party relationships are monitored on a risk-by-risk basis via the Vulnerability Management Framework. Before entering into new third-party provider agreements, third-party providers and related services are subject to scrutinization and a review from the AVP of Cybersecurity’s team.

We are constantly evolving our cybersecurity strategy and responses for new and emerging threats. As of the date of this Annual Report on Form 10-K, we do not believe we have encountered risks from cybersecurity threats with respect to our information systems that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations or financial condition. Cybersecurity attacks, however, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target. Despite our security measures, there can be no assurance that we, or the third parties with which we interact, will not experience a cybersecurity incident in the future that will materially affect us. For more information about the cybersecurity risks we face, see the risk factor entitled “Failure to maintain the security and functionality of our information systems, or to defend against or otherwise prevent a cybersecurity attack or breach, could adversely affect our business, financial condition, results of operations and liquidity” described under “Risk Factors” contained in Item 1A of this Annual Report on Form 10-K.

Item 2. Properties.

Aveanna’s corporate headquarters is leased and is located at 400 Interstate North Parkway SE, Suite 1600, Atlanta, Georgia 30339. Aveanna also maintains approximately 300 leases for other offices and medical sites with various expiration terms from more than one year to over 10 years. Aveanna does not currently own any real estate.

Item 3. Legal Proceedings.

The information in response to this Item is included in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements, which information is incorporated by reference in this Item 3 of Part 1 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Securities Market Information

Our common stock is listed on the Nasdaq under the symbol “AVAH”.

Holders of Record

As of March 13, 2026, there were 19 stockholders of record for our common stock.

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

Unregistered Sales of Equity Securities

Except as previously disclosed in Current Reports on Form 8-K, no unregistered sales of the Company’s equity securities were made during the year ended January 3, 2026.

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

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52-week or 53-week fiscal year. Our “fiscal year 2025” refers to the 53-week fiscal year ended on January 3, 2026. Our “fiscal year 2024” refers to the 52-week fiscal year ended on December 28, 2024. Our “fiscal year 2023” refers to the 52-week fiscal year ended on December 30, 2023.

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

The following table summarizes the revenues generated by each of our segments for the fiscal years ended January 3, 2026 and December 28, 2024:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the fiscal year ended January 3, 2026	$2,433,199	$2,001,147	$248,557	$183,495
Percentage of consolidated revenue		82%	10%	8%
For the fiscal year ended December 28, 2024	$2,024,506	$1,634,609	$217,805	$172,092
Percentage of consolidated revenue		81%	11%	8%

PDS Segment

Private Duty Services predominantly includes private duty nursing services (“PDN Services”), as well as pediatric therapy services (“Therapy Services”). PDN Services patients typically enter our service as children, as our most significant referral sources for new patients are children’s hospitals. It is common for PDN Services patients to continue to receive our services into adulthood, as approximately 30% of our PDN Services patients are over the age of 18.

PDN Services involve the provision of clinical and non-clinical hourly care to patients in their homes, which is the preferred setting for patient care. PDN Services typically last four to 24 hours a day, provided by our registered nurses, licensed practical nurses, home health aides, and other non-clinical caregivers who are focused on providing high-quality short-term and long-term clinical care to medically complex children and adults with a wide variety of serious illnesses and conditions. Patients who typically qualify for PDN Services include those with the following conditions:

•
Tracheotomies or ventilator dependence;
•
Dependence on continuous nutritional feeding through a “G-tube” or “NG-tube”;
•
Dependence on intravenous nutrition;
•
Oxygen-dependence in conjunction with other medical needs; and
•
Complex medical needs such as frequent seizures.

PDN Services include:

•
In-home skilled nursing services to medically complex children and adults;
•
Nursing services in school settings in which our caregivers accompany patients to school;
•
Services to patients in our Pediatric Day Healthcare Centers (“PDHC”); and
•
Non-clinical care, including programs such as support services and personal care services.

Therapy Services provide a valuable multidisciplinary approach that we believe serves all of a child’s therapy needs. We provide both in-clinic and home-based therapy services to our patients. Therapy Services include physical, occupational and speech services. We regularly collaborate with physicians and other community healthcare providers, which allows us to provide more comprehensive care.

HHH Segment

Our Home Health and Hospice segment predominantly includes home health services (“HH Services”), as well as hospice and specialty program services. Our HHH patients typically enter our service as seniors, and our most significant referral sources for new patients are hospitals, physicians and long-term care facilities.

HH Services involve the provision of in-home services to our patients by our clinicians, which may include nurses, therapists, social workers and home health aides. Our caregivers work with our patients’ physicians to deliver a personalized plan of care to our patients in their homes. Home healthcare can help our patients recover after a hospitalization or surgery and assist patients in managing chronic illnesses. We also help our patients manage their medications. Through our care, we help our patients recover more fully in the comfort of their own homes, while remaining as independent as possible. HH Services include: in-home skilled nursing services; physical, occupational and speech therapy; medical social services and aide services.

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

Recent Developments

Regulatory Developments

On June 30, 2025, the Centers for Medicare & Medicaid Services (“CMS”) issued its calendar year 2026 (“CY 2026”) proposed rule for the home health prospective payment system. CMS estimates the proposed rule would reduce home health payments by 6.4% in CY 2026 relative to 2025. On November 28, 2025, CMS released the final rule which reduced Medicare reimbursement rates by 1.3%. This update includes a 3.2% market basket update, reduced by a 0.8% cut for productivity. Future changes in CMS reimbursement methodology, or future decreases in reimbursement rates could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

On July 4, 2025, H.R. 1, also known as the One Big Beautiful Bill Act (“OBBBA”), was enacted into law. The Congressional Budget Office projects OBBBA will result in a reduction to federal Medicaid spending by an estimated $1.15 trillion over the next ten years. The changes to Medicaid made by OBBBA include provisions expected to reduce the population of Medicaid recipients through more stringent eligibility requirements, reductions in provider taxes, work (community engagement) requirements, limits on state-directed payments, and other changes. Most of the applicable provisions have implementation dates of December 31, 2026, or later. While there were no specific changes to the Medicaid waiver programs that a majority of our patient population qualifies for services under and no provisions that we believe directly impact the reimbursement rates of the services we provide, the resulting reductions to state Medicaid budgets may indirectly impact future rate expansion for certain Medicaid-funded services.

Agreement to Acquire Family First Homecare

On March 12, 2026, the Company announced that it had entered into a definitive agreement to acquire Family First Holding, LLC, a scaled, multi-state provider of pediatric home care that primarily provides skilled Private Duty Nursing services with 27 locations in seven states including Florida, Illinois, Iowa, Pennsylvania, South Dakota, Texas, and North Carolina, where it is currently launching operations. The purchase price for the acquisition is $175.5 million in cash, subject to customary adjustments. The transaction is expected to close in the second fiscal quarter of 2026, subject to, among other things, customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. We intend to fund the acquisition with a combination of cash on hand and borrowings under our Securitization Facility.

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

HHH Segment Operating Metrics

Home Health Total Admissions and Home Health Episodic Admissions

Home health total admissions represents the number of new patients who have begun receiving services. We review the number of home health admissions on a daily basis as we believe it is a leading indicator of our growth. We measure home health admissions by reimbursement structure, separating them into home health episodic admissions, which are reimbursed for a fixed duration of care (typically 30 days), and other admissions, which primarily follow a per-visit reimbursement model. This allows us to better understand the payor mix of our home health business.

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

Results of Operations

Fiscal Year Ended January 3, 2026 Compared to the Fiscal Year Ended December 28, 2024

The following table summarizes our consolidated results of operations, including Field contribution, which is a non-GAAP measure (see “Non-GAAP Financial Measures” below), for the fiscal years indicated:

	For the fiscal years ended
(dollars in thousands)	January 3, 2026	% of Revenue	December 28, 2024	% of Revenue	Change	% Change
Revenue	$2,433,199	100.0%	$2,024,506	100.0%	$408,693	20.2%
Cost of revenue, excluding depreciation and amortization	1,622,718	66.7%	1,388,964	68.6%	233,754	16.8%
Gross margin	$810,481	33.3%	$635,542	31.4%	$174,939	27.5%
Branch and regional administrative expenses	374,496	15.4%	352,814	17.4%	21,682	6.1%
Field contribution	$435,985	17.9%	$282,728	14.0%	$153,257	54.2%
Corporate expenses	163,310	6.7%	125,402	6.2%	37,908	30.2%
Depreciation and amortization	10,538	0.4%	10,778	0.5%	(240)	-2.2%
Acquisition-related costs	3,813	0.2%	1,490	0.1%	2,323	155.9%
Other operating expense	1,861	0.1%	5,271	0.3%	(3,410)	-64.7%
Operating income	$256,463	10.5%	$139,787	6.9%	$116,676	83.5%
Interest expense, net	(137,255)		(156,104)		18,849	-12.1%
Loss on debt extinguishment	(5,862)		-		(5,862)	-100.0%
Other (expense) income	(6,398)		21,389		(27,787)	-129.9%
Income tax benefit (expense)	118,086		(16,001)		134,087	-838.0%
Net income (loss)	$225,034		$(10,929)		$235,963	NM

NM = A percentage calculation that is not meaningful due to a percentage change greater than 1000%.

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the fiscal years indicated:

	For the fiscal years ended
(dollars in thousands)	January 3, 2026	December 28, 2024	Change	% Change
Revenue	$2,433,199	$2,024,506	$408,693	20.2%
Cost of revenue, excluding depreciation and amortization	1,622,718	1,388,964	233,754	16.8%
Gross margin	$810,481	$635,542	$174,939	27.5%
Gross margin percentage	33.3%	31.4%		1.9%	(1)
Branch and regional administrative expenses	374,496	352,814	21,682	6.1%
Field contribution	$435,985	$282,728	$153,257	54.2%
Field contribution margin	17.9%	14.0%
Corporate expenses	$163,310	$125,402	$37,908	30.2%
As a percentage of revenue	6.7%	6.2%
Operating income	$256,463	$139,787	$116,676	83.5%
As a percentage of revenue	10.5%	6.9%
(1)
Represents the change in margin percentage period over period.

The following tables summarize our key performance measures by segment for the fiscal years indicated:

	PDS
	For the fiscal years ended
(dollars and hours in thousands)	January 3, 2026	December 28, 2024	Change	% Change
Revenue	$2,001,147	$1,634,609	$366,538	22.4%
Cost of revenue, excluding depreciation and amortization	1,409,376	1,190,148	219,228	18.4%
Gross margin	$591,771	$444,461	$147,310	33.1%
Gross margin percentage	29.6%	27.2%		2.4%	(4)
Hours	46,123	41,562	4,561	11.0%
Revenue rate	$43.39	$39.33	$4.06	11.4%	(1)
Cost of revenue rate	$30.56	$28.64	$1.92	7.4%	(2)
Spread rate	$12.83	$10.69	$2.14	22.1%	(3)

	HHH
	For the fiscal years ended
(dollars and admissions/episodes in thousands)	January 3, 2026	December 28, 2024	Change	% Change
Revenue	$248,557	$217,805	$30,752	14.1%
Cost of revenue, excluding depreciation and amortization	114,299	101,310	12,989	12.8%
Gross margin	$134,258	$116,495	$17,763	15.2%
Gross margin percentage	54.0%	53.5%		0.5%	(4)
Home health total admissions (5)	39.6	36.9	2.7	7.3%
Home health episodic admissions (6)	30.4	28.0	2.4	8.6%
Home health total episodes (7)	51.4	46.2	5.2	11.3%
Home health episodic mix (8)	76.8%	75.9%		0.9%	(10)
Home health revenue per completed episode (9)	$3,206	$3,099	$107	3.5%

	MS
	For the fiscal years ended
(dollars and UPS in thousands)	January 3, 2026	December 28, 2024	Change	% Change
Revenue	$183,495	$172,092	$11,403	6.6%
Cost of revenue, excluding depreciation and amortization	99,043	97,506	1,537	1.6%
Gross margin	$84,452	$74,586	$9,866	13.2%
Gross margin percentage	46.0%	43.3%		2.7%	(4)
Unique patients served (“UPS”)	363	367	(4)	-1.1%
Revenue rate	$505.50	$468.92	$36.58	7.7%	(1)
Cost of revenue rate	$272.85	$265.68	$7.17	2.7%	(2)
Spread rate	$232.65	$203.24	$29.41	14.3%	(3)

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
(4)
Represents the change in margin percentage period over period.
(5)
Represents home health episodic and other admissions.
(6)
Represents home health episodic admissions.
(7)
Represents episodic admissions and recertifications.
(8)
Represents the ratio of home health episodic admissions to home health total admissions.
(9)
Represents Medicare revenue per completed episode.
(10)
Represents the change in home health episodic mix period over period.

The following discussion of our results of operations should be read in conjunction with the foregoing tables summarizing our consolidated results of operations and key performance measures, as well as the Consolidated Financial Statements.

Summary Operating Results

Operating Income

Operating income was $256.5 million, or 10.5% of revenue, for the fiscal year ended January 3, 2026, as compared to an operating income of $139.8 million, or 6.9% of revenue, for the fiscal year ended December 28, 2024, an increase of $116.7 million.

The change in operating income for fiscal year 2025 was positively impacted by an increase of $153.3 million, or 54.2% in Field contribution as compared to fiscal year 2024. The $153.3 million increase in Field contribution resulted from a $408.7 million, or 20.2%, increase in consolidated revenue and a 3.9% improvement in Field contribution margin to 17.9% for fiscal year 2025 from 14.0% for fiscal year 2024. The primary drivers of our higher Field contribution margin over the comparable fiscal year period was a 1.9% improvement in gross margin percentage, along with a 2.0% decrease in branch and regional administrative expense as a percentage of revenue to 15.4% for fiscal year 2025 from 17.4% for fiscal year 2024.

The following items primarily contributed to the $116.7 million increase in operating income over the comparable fiscal year:

•
the previously discussed $153.3 million increase in Field contribution; and
•
a $3.4 million decrease in other operating expense; offset by
•
a $37.9 million increase in corporate expenses; and
•
a $2.3 million increase in acquisition-related costs.

Net Income (Loss)

Net income for fiscal year 2025 was $225.0 million, as compared to net loss of $10.9 million for fiscal year 2024. The $236.0 million increase in net income was primarily driven by the following:

•
the previously discussed $116.7 million increase in operating income;
•
an income tax benefit of $118.1 million in fiscal year 2025, compared to an income tax expense of $16.0 million in fiscal year 2024; and
•
an $18.8 million decrease in interest expense, net of interest income; offset by
•
an aggregate $27.8 million increase in valuation losses on interest rate derivatives and net settlements received from interest rate derivative counterparties over the comparable periods; and
•
a $5.9 million loss on debt extinguishment recorded during fiscal year 2025.

Revenue

Revenue was $2,433.2 million for the fiscal year ended January 3, 2026 as compared to $2,024.5 million for the fiscal year ended December 28, 2024, an increase of $408.7 million, or 20.2%. This increase resulted from the following segment activity:

•
a $366.5 million, or 22.4%, increase in PDS revenue;
•
a $30.8 million, or 14.1%, increase in HHH revenue; and
•
a $11.4 million, or 6.6%, increase in MS revenue.

Our PDS segment revenue growth of $366.5 million, or 22.4%, for the fiscal year ended January 3, 2026 was attributable to an increase in volume of 11.0% and an increase in revenue rate of 11.4%. The increase in PDS volume on a year over year basis was primarily attributable to growth in demand for non-clinical services and volume from the Thrive acquisition, which was completed on June 2, 2025.

The 11.4% increase in PDS revenue rate for the fiscal year ended January 3, 2026, as compared to the fiscal year ended December 28, 2024, resulted primarily from the following: (i) reimbursement rate increases issued by various state Medicaid programs and Managed Medicaid payers; (ii) higher reimbursement rates associated with volumes attributed to the Thrive acquisition; and (iii) improved collections on fully reserved aged receivables.

Our HHH segment revenue growth of $30.8 million, or 14.1%, for the fiscal year ended January 3, 2026 resulted primarily from an increase in total episodes and an increase of 3.5% in home health revenue per completed episode due to improvements in patient mix over the comparable fiscal year period.

Our MS segment revenue growth of $11.4 million, or 6.6%, for the fiscal year ended January 3, 2026, as compared to the fiscal year ended December 28, 2024, was attributable to a 7.7% increase in revenue rate, offset by a decline in volume of 1.1% over the comparable period. The revenue rate increase was primarily driven by improved collections of previously reserved aged receivables.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $1,622.7 million for the fiscal year ended January 3, 2026, as compared to $1,389.0 million for the fiscal year ended December 28, 2024, an increase of $233.8 million, or 16.8%. This increase resulted from the following segment activity:

•
a $219.2 million, or 18.4%, increase in PDS cost of revenue;
•
a $13.0 million, or 12.8%, increase in HHH cost of revenue; and
•
a $1.5 million, or 1.6%, increase in MS cost of revenue.

The 18.4% increase in PDS cost of revenue for the fiscal year ended January 3, 2026 resulted from the previously described 11.0% increase in PDS volume for the fiscal year ended January 3, 2026 and a 7.4% increase in PDS cost of revenue rate. The 7.4% increase in cost of revenue rate primarily resulted from higher caregiver labor costs, including pass-through of reimbursement rate increases and slightly higher general and professional liability expense over the comparable period.

The 12.8% increase in HHH cost of revenue for the fiscal year ended January 3, 2026 was driven primarily by higher home health total episodes over the comparable period.

The 1.6% increase in MS cost of revenue for the fiscal year ended January 3, 2026 was driven primarily by a 2.7% increase in cost of revenue rate, partially offset by a decline in volume of 1.1% over the comparable period.

Gross Margin and Gross Margin Percentage

Gross margin was $810.5 million, or 33.3% of revenue, for the fiscal year ended January 3, 2026, as compared to $635.5 million, or 31.4% of revenue, for the fiscal year ended December 28, 2024. Gross margin increased $174.9 million, or 27.5%, year over year. The 1.9% increase in gross margin percentage for the fiscal year ended January 3, 2026 compared to the fiscal year ended December 28, 2024 resulted from the combined changes in our revenue rates and cost of revenue rates in each of our segments, which we refer to as the change in our spread rate in our PDS and MS segments, and the change in gross margin percentage in our HHH segment, as follows:

•
a 22.1% increase in PDS spread rate from $10.69 to $12.83, driven by the 11.4% increase in PDS revenue rate, net of the 7.4% increase in PDS cost of revenue rate;
•
a 14.3% increase in MS spread rate from $203.24 to $232.65, driven by the 7.7% increase in MS revenue rate, net of the 2.7% increase in MS cost of revenue rate; and
•
our HHH segment, in which gross margin percentage increased by 0.5%.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $374.5 million, or 15.4% of revenue, for the fiscal year ended January 3, 2026, as compared to $352.8 million, or 17.4% of revenue, for the fiscal year ended December 28, 2024, an increase of $21.7 million, or 6.1%.

The 6.1% increase in branch and regional administrative expenses for the fiscal year ended January 3, 2026, as compared to the fiscal year ended December 28, 2024, was primarily due to increased costs related to the acquisition of Thrive, which was completed on June 2, 2025 and increased our operating footprint, including by adding new locations and support personnel. The overall 2.0% decrease in branch and regional administrative expenses as a percentage of revenue over the comparable period is the result of leveraging our operating support model to effectively incorporate increased volume from acquisitions and higher demand driven from our existing operating footprint.

Field Contribution and Field Contribution Margin

Field contribution was $436.0 million, or 17.9% of revenue, for the fiscal year ended January 3, 2026, as compared to $282.7 million, or 14.0% of revenue, for the fiscal year ended December 28, 2024, an increase of $153.3 million, or 54.2%. The 3.9% increase in Field contribution margin for the fiscal year ended January 3, 2026 resulted from the following:

•
a 1.9% increase in gross margin percentage in the fiscal year ended January 3, 2026, as compared to the fiscal year ended December 28, 2024; and
•
a 2.0% decrease in branch and regional administrative expenses as a percentage of revenue in the fiscal year ended January 3, 2026, as compared to the fiscal year ended December 28, 2024.

Field contribution and Field contribution margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the fiscal years ended January 3, 2026 and December 28, 2024 were as follows:

	For the fiscal years ended
	January 3, 2026		December 28, 2024
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$2,433,199		$2,024,506
Corporate expense components:
Compensation and benefits	$78,361	3.2%	$69,014	3.4%
Non-cash share-based compensation	16,673	0.7%	12,530	0.6%
Professional services	44,432	1.8%	21,655	1.1%
Rent and facilities expense	13,506	0.6%	12,651	0.6%
Office and administrative	1,334	0.1%	1,807	0.1%
Other	9,004	0.4%	7,745	0.4%
Total corporate expenses	$163,310	6.7%	$125,402	6.2%

Corporate expenses were $163.3 million, or 6.7% of revenue, for the fiscal year ended January 3, 2026, as compared to $125.4 million, or 6.2% of revenue, for the fiscal year ended December 28, 2024. The $37.9 million or 30.2% increase in year over year corporate expenses resulted primarily from $16.0 million of professional services associated with refinancing our credit facilities, higher compensation and benefits to support operations and Thrive integration activities, and higher non-cash share-based compensation costs, primarily due to the acceleration of the SMRP (as defined below) in the first quarter of 2025.

Depreciation and Amortization

Depreciation and amortization was $10.5 million for the fiscal year ended January 3, 2026, compared to $10.8 million for the fiscal year ended December 28, 2024, a decrease of approximately $0.2 million, or 2.2%. The $0.2 million decrease primarily resulted from improved capital asset management.

Acquisition-Related Costs

Acquisition related costs were $3.8 million for the fiscal year ended January 3, 2026 and $1.5 million for the fiscal year ended December 28, 2024. Costs in both periods were primarily associated with the acquisition of Thrive.

Other Operating Expense

Other operating expense was $1.9 million for the fiscal year ended January 3, 2026, compared to other operating expense of $5.3 million. The $3.4 million decrease in other operating expense primarily resulted from impairment of a certain facility lease asset recorded in the 2024 fiscal year.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $137.3 million for the fiscal year ended January 3, 2026, compared to $156.1 million for the fiscal year ended December 28, 2024, a decrease of $18.8 million, or 12.1%. Interest expense decreased primarily due to decreased borrowing under our Securitization Facility and a lower U.S. federal funds rate during the fiscal year ended January 3, 2026 compared to the prior fiscal year period. Further, on September 17, 2025, we entered into the fourth joinder and twelfth amendment (the “Refinancing Amendment”) to its First Lien Credit Agreement and terminated our Second Lien Term Loan Facility (as described in Note 7 to our Consolidated Financial Statements). The drivers above reduced our weighted average interest rate from 9.2% as of December 28, 2024, to 7.3% as of January 3, 2026, resulting in lower interest expense See further analysis under Liquidity and Capital Resources below.

Loss on Debt Extinguishment

During the fiscal year ended January 3, 2026, we restructured our Existing Credit Agreement, as well as terminated our Second Lien Term Loan Credit Agreement (each as described in Note 7 to our Consolidated Financial Statements). As a result of the debt refinancing, we recognized a $5.9 million loss on debt extinguishment for the fiscal year ended January 3, 2026.

Other (Expense) Income

Other expense was $6.4 million for the fiscal year ended January 3, 2026, compared to other income of $21.4 million for the fiscal year ended December 28, 2024. We realized a $14.5 million increase in non-cash valuation losses associated with interest rate derivatives in fiscal year 2025 resulting from changes in market expectations of future interest rates in the comparable periods, as well as a $13.3 million decline in net settlements with interest rate derivative counterparties as interest rates decreased compared to the prior year period due to lower market interest rates. Details of other (expense) income included the following:

	For the fiscal years ended
(dollars in thousands)	January 3, 2026	December 28, 2024
Valuation loss to state interest rate derivatives at fair value	$(29,651)	$(15,197)
Net settlements received from interest rate derivative counterparties	23,207	36,546
Other	46	40
Total other (expense) income	$(6,398)	$21,389

Income Taxes

We incurred income tax benefit of $118.1 million for the fiscal year ended January 3, 2026, as compared to income tax expense of $16.0 million for the fiscal year ended December 28, 2024. The increase in tax benefit was primarily driven by the release of certain federal and state valuation allowances based on the Company's assessment of positive and negative evidence associated with the future realization of tax benefits on existing deferred tax assets, as well as federal and state current tax expense.

Non-GAAP Financial Measures

In addition to our results of operations prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”, or “GAAP”), which we have discussed above, we also evaluate our financial performance using EBITDA, Adjusted EBITDA, Field contribution and Field contribution margin.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP financial measures and are not intended to replace financial performance measures determined in accordance with U.S. GAAP, such as net income (loss). Rather, we present EBITDA and Adjusted EBITDA as supplemental measures of our performance. We define EBITDA as net income (loss) before interest expense, net; income tax expense or benefit; and depreciation and amortization. We define Adjusted EBITDA as EBITDA, adjusted for the impact of certain other items that are either non-recurring, infrequent, non-cash, unusual, or items deemed by management to not be indicative of the performance of our core operations, including impairments of goodwill, intangible assets, and other long-lived assets; non-cash, share-based compensation, and associated payroll taxes; loss on extinguishment of debt; fees related to debt modifications; the effect of interest rate derivatives; acquisition-related and integration costs; legal costs and settlements associated with acquisition matters; restructuring costs; other legal matters; and other costs including gains and losses on acquisitions and dispositions of certain businesses. As non-GAAP financial measures, our computations of EBITDA and Adjusted EBITDA may vary from similarly termed non-GAAP financial measures used by other companies, making comparisons with other companies on the basis of this measure impracticable.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods indicated:

	For the fiscal years ended
(dollars in thousands)	January 3, 2026	December 28, 2024
Net income (loss)	$225,034	$(10,929)
Interest expense, net	137,255	156,104
Income tax (benefit) expense	(118,086)	16,001
Depreciation and amortization	10,538	10,778
EBITDA	254,741	171,954
Goodwill, intangible and other long-lived asset impairment	1,881	5,264
Non-cash share-based compensation	25,061	17,465
Loss on extinguishment of debt	5,862	-
Fees related to debt modifications	15,890	-
Interest rate derivatives (1)	6,443	(21,351)
Acquisition-related costs (2)	3,814	1,490
Integration costs (3)	6,950	1,211
Legal costs and settlements associated with acquisition matters (4)	5,754	1,626
Restructuring (5)	504	5,405
Other legal matters (6)	(5,898)	1,353
Other adjustments (7)	(145)	(839)
Total adjustments (8)	$66,116	$11,624
Adjusted EBITDA	$320,857	$183,578

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
(3)
Represents (i) costs associated with our Integration Management Office, which focuses on our integration efforts and transformational projects such as systems conversions and implementations, material cost reduction and restructuring projects, among other things, of $1.7 million and $1.0 million for the fiscal years ended January 3, 2026 and December 28, 2024, respectively; and (ii) transitionary costs incurred to integrate acquired companies into our field and corporate operations of $5.2 million and $0.2 million for the fiscal years ended January 3, 2026 and December 28, 2024, respectively. Transitionary costs incurred to integrate acquired companies include IT consulting costs and related integration support costs; salary, severance and retention costs associated with duplicative acquired company personnel until such personnel are exited from the Company; accounting, legal and consulting costs; expenses and impairments related to the closure and consolidation of overlapping markets of acquired companies, including lease termination and relocation costs; costs associated with terminating legacy acquired company contracts and systems; and one-time costs associated with rebranding our acquired companies and locations to the Aveanna brand.
(4)
Represents legal and forensic costs, as well as settlements associated with resolving legal matters arising during or as a result of our acquisition-related activities. This primarily includes (i) costs of $4.9 million and $1.1 million for the fiscal years ended January 3, 2026 and December 28, 2024, respectively, to comply with the U.S. Department of Justice, Antitrust Division’s grand jury subpoena related to nurse wages and hiring activities in certain of our markets, in connection with a terminated transaction.
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
(6)
Represents activity related to accrued legal settlements and the related costs and expenses associated with certain judgments and arbitration awards rendered against the Company where certain insurance coverage is in dispute. The Company released a legal reserve related to a certain accrued legal settlement during the fiscal year ended January 3, 2026.
(7)
Represents (i) certain other costs or (income) that are either non-cash or non-core to the Company’s ongoing operations of ($0.1) million and ($0.8) million for the fiscal years ended January 3, 2026 and December 28, 2024, respectively.
(8)
The table below reflects the increase or decrease, and aggregate impact, to the line items included on our consolidated statements of operations based upon the adjustments used in arriving at Adjusted EBITDA from EBITDA for the periods indicated:

	Impact to Adjusted EBITDA
	For the fiscal years ended
(dollars in thousands)	January 3, 2026	December 28, 2024
Cost of revenue, excluding depreciation and amortization	$(4,866)	$738
Branch and regional administrative expenses	7,335	7,071
Corporate expenses	45,706	18,443
Acquisition-related costs	3,814	1,490
Other operating expense	34	2,189
Loss on debt extinguishment	5,862	-
Other (expense) income	8,231	(18,307)
Total adjustments	$66,116	$11,624

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

The following table reconciles gross margin to Field contribution and Field contribution margin for the periods indicated:

	For the fiscal years ended
(dollars in thousands)	January 3, 2026	December 28, 2024
Gross margin	$810,481	$635,542
Gross margin percentage	33.3%	31.4%
Branch and regional administrative expenses	374,496	352,814
Field contribution	$435,985	$282,728
Field contribution margin	17.9%	14.0%
Revenue	$2,433,199	$2,024,506

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

For additional information with respect to the foregoing litigation matters, please see “Litigation and Other Current Liabilities” set forth in Note 14 to the Consolidated Financial Statements.

As noted in Recent Developments, we entered into an agreement to acquire Family First Holding, LLC for a purchase price of $175.5 million, subject to customary adjustments. The purchase agreement is expected to close in the second fiscal quarter of 2026, and intended to be funded with a combination of cash on hand and borrowings under our Securitization Facility.

At January 3, 2026 we had $193.3 million in cash on hand, $110.0 million available to us under our Securitization Facility and $225.5 million of borrowing capacity under the Revolving Credit Facility (as defined below). Available borrowing capacity under the Revolving Credit Facility is subject to a maintenance leverage covenant that becomes effective if more than 40% of the total commitment is utilized. We believe that our operating cash flows, available cash on hand, and availability under our Securitization Facility and Revolving Credit Facility will be sufficient to meet our cash requirements for at least the next twelve months. For additional information with respect to the terms and other covenants governing our Securitization Facility and Revolving Credit Facility, please see Note 7 to the Consolidated Financial Statements.

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

Cash Flow Activity

The following table sets forth a summary of our cash flows from operating, investing, and financing activities for the fiscal years presented:

	For the fiscal years ended
(dollars in thousands)	January 3, 2026	December 28, 2024
Net cash provided by operating activities	$125,857	$32,637
Net cash used in investing activities	$(22,298)	$(6,319)
Net cash provided by financing activities	$5,413	$14,028

Operating Activities

The primary sources or uses of our operating cash flow are operating income or operating losses, net of any goodwill impairments that we record as well as any other significant non-cash items such as depreciation, amortization and share-based compensation, less cash paid for interest. The timing of collections of accounts receivable and the payment of accounts payable, other accrued liabilities and accrued payroll can also impact and cause fluctuations in our operating cash flow. Cash flow provided by operating activities increased by $93.2 million for fiscal year 2025 compared to fiscal year 2024, primarily due to:

•
improvement in operating income in fiscal year 2025, primarily as a result of the improvement of gross margin and field contribution in fiscal year 2025; partially offset by
•
the comparable use of cash associated with operating assets and liabilities over the comparable periods, primarily associated with the timing of collections of accounts receivable and timing of payments of our accounts payable.

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

	December 28, 2024	March 29, 2025	June 28, 2025	September 27, 2025	January 3, 2026
Days Sales Outstanding	46.4	45.6	47.2	46.0	46.3

Investing Activities

Net cash used in investing activities was $22.3 million for the fiscal year ended January 3, 2026, as compared to $6.3 million for the fiscal year ended December 28, 2024. The $16.0 million increase in cash used in the fiscal year ended January 3, 2026 was primarily related to the purchase of Thrive in fiscal year 2025.

Financing Activities

Net cash provided by financing activities decreased by $8.6 million, from $14.0 million for the fiscal year ended December 28, 2024 to $5.4 million for the fiscal year ended January 3, 2026. The $5.4 million net cash provided in fiscal year 2025 was primarily related to the following items:

•
$12.6 million in net proceeds from settlements with interest rate swap counterparties;
•
$8.9 million in net proceeds associated with our Amended Credit Agreement; net of
•
$8.9 million of principal payments on notes payable;
•
$6.3 million of payments for shares withheld to cover employee taxes related to share-based compensation; and,
•
$3.6 million of debt issuance costs related to modifications to our Revolving Credit Facility and Securitization Facility.

The $14.0 million net cash provided in fiscal year 2024 was primarily related to the following items:

•
$15.5 million in net proceeds from settlements with interest rate swap counterparties;

•
$13.8 million in net proceeds drawn under our Securitization Facility; net of
•
$15.8 million of principal payments on term loans and notes payable.

Indebtedness

We have historically incurred term loan indebtedness to finance our acquisitions, and we have borrowed under our Securitization Facility and Revolving Credit Facility from time to time for working capital purposes, as well as to finance acquisitions, as needed. The following table presents our current and long-term obligations under our credit facilities as of January 3, 2026 and December 28, 2024, as well as related interest expense for fiscal years 2025 and 2024, respectively:

	Current and Long-term					Interest Expense
(dollars in thousands)	Obligations					For the fiscal years ended
Instrument	January 3, 2026		December 28, 2024		Interest Rate as of January 3, 2026	January 3, 2026	December 28, 2024
2025 Term Loans	$1,321,687	(1)	$890,550	(2)	S + 3.75%	$84,189	$82,151
Second Lien Term Loan	-		415,000	(2)	N/A	34,893	51,881
2025 Refinancing Revolving Credit Facility	-	(1)	-	(2)	S + 3.75%	809	820
Securitization Facility (3)	165,000		168,750		S + 2.50%	12,825	14,701
Amortization of debt issuance costs	-		-			5,852	5,460
Other	-		-			1,518	1,589
Total Indebtedness	$1,486,687		$1,474,300			$140,086	$156,602
Less: unamortized debt issuance costs	(21,785)		(24,694)
Total current and long-term obligations, net of unamortized debt issuance costs	$1,464,902		$1,449,606

Weighted Average Interest Rate (4)	7.3%		9.2%

1.
Variable rate debt instrument which accrues interest at a rate equal to SOFR, plus an applicable margin.
2.
Variable rate debt instrument that accrues interest at a rate equal to SOFR, plus a credit spread adjustment (“CSA”), subject to a minimum of 0.50%, plus an applicable margin.
3.
Variable rate debt instrument that accrues interest at a rate equal to SOFR, plus a credit spread adjustment (“CSA”), plus an applicable margin.
4.
Represents the weighted average annualized interest rate based upon the outstanding balances at January 3, 2026 and December 28, 2024, respectively, and the applicable interest rates at that date.

We were in compliance with all financial covenants and restrictions related to existing credit facilities at January 3, 2026 and December 28, 2024.

On June 25, 2025, we amended the Securitization Facility (the “Seventh Amendment”) to increase the maximum amount available thereunder from $225.0 million to $275.0 million, subject to certain borrowing base requirements. The amendment also, among other things, provided for an extension to the scheduled termination date of the Securitization Facility to three years from the effective date of the Seventh Amendment. As a result of the Seventh Amendment to the Securitization Facility, the Existing Revolving Credit Facility's maturity date was effectively extended to April 15, 2028.

On September 17, 2025, Aveanna Healthcare LLC (the “Borrower”), a wholly owned subsidiary of the Company, entered into the fourth joinder and twelfth amendment (the “Refinancing Amendment”) to its First Lien Credit Agreement, dated as of March 16, 2017 (as further amended, supplemented, or otherwise modified from time to time, the “Existing Credit Agreement”), among the Company, the borrowing subsidiaries party thereto, the lenders party thereto, Barclays Bank PLC as administrative agent and collateral agent (in such capacities, the “Administrative Agent”), and other agents party thereto (the Existing Credit Agreement, as amended by the Refinancing Amendment, the “Amended Credit Agreement”). The Existing Credit Agreement provided for among other things, a senior secured term loan facility (the “Existing Term Loan Facility”) with an outstanding balance as of the Closing Date of $886.0 million (the “Existing Term Loans”) and availability of $170.3 million via the Existing Revolving Credit Facility.

The Refinancing Amendment provides for, among other things, the refinancing of the Existing Revolving Credit Facility under the Existing Credit Agreement and incremental revolving loan commitments in an aggregate principal amount of $79.7 million, resulting in total aggregate revolving loan commitments of $250.0 million (the “2025 Refinancing Revolving Credit Facility”), a portion of which may be used for the issuance of letters of credit and swingline loans. The Refinancing Amendment additionally provides for the refinancing of the term loans previously outstanding (“2025 Refinancing Term Loans”) under the Existing Term Loan Facility (the “2025 Refinancing Term Facility”) and an incremental senior secured term loan facility, with aggregate commitments increased by $439.1 million (the “2025 Incremental Term Loans”). Combined, the 2025 Refinancing Term Loans and 2025 Incremental Term Loans aggregate to a total principal balance of $1,325.0 million (the “2025 Term Loans”). The 2025 Refinancing Revolving Credit Facility and the 2025 Refinancing Term Facility replace the Existing Revolving Facility and the Existing Term Loan Facility, respectively. The maturity date for loans and commitments under the 2025 Refinancing Revolving Credit Facility is September 17, 2030. The maturity date for loans and commitments under the 2025 Refinancing Term Facility is September 17, 2032. Loans under the 2025 Refinancing Term Facility amortize at a rate equal to 1.00% per annum, payable in equal quarterly installments, and were issued with original issue discount at 99.75% of par.

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

The 2025 Term Loans under the Amended Credit Agreement bear interest at a rate equal to, at the election of the Borrower, Term SOFR (as defined in the Amended Credit Agreement) plus an applicable margin equal to 3.75% per annum or an alternative base rate (“ABR”) plus an applicable margin equal to 2.75% per annum. Loans under the 2025 Refinancing Revolving Credit Facility bear interest at a rate equal to, at the election of the Borrower, Term SOFR, plus an applicable margin equal to 3.75% per annum or a base rate plus an applicable margin equal to 2.75% per annum, so long as the Consolidated First Lien Net Leverage Ratio (as defined in the Amended Credit Agreement) is greater than 3.90 to 1.00 as of the last day of the preceding fiscal quarter, subject to (a) a decrease of 0.25% in the event that, and for so long as, the Consolidated First Lien Net Leverage Ratio is less than or equal to 3.90 to 1.00 and greater than 3.40 to 1.00 as of the last day of the preceding fiscal quarter and (b) a decrease of 0.50% in the event that, and for so long as, the Consolidated First Lien Net Leverage Ratio is less than or equal to 3.40 to 1.00 as of the last day of the preceding fiscal quarter. As of January 3, 2026, the principal amount of the 2025 Term Loan and borrowings under the 2025 Refinancing Revolving Credit Facility each accrued interest at a rate of 7.47%.

On September 17, 2025, substantially concurrently with the Refinancing Amendment, the Company terminated its Second Lien Credit Agreement, dated as of December, 10, 2021, by and among the Company, a syndicate of lending institutions from time to time party thereto, and Barclays Bank PLC, as administrative agent and collateral agent (the “Second Lien Credit Agreement”). The Second Lien Credit Agreement provided for a second lien term loan in an aggregate principal amount of $415.0 million (the “Second Lien Term Loan”), which was secured by a second lien on certain collateral specified therein. The entirety of the Second Lien Term Loan was repaid with proceeds from the 2025 Incremental Term Loans.

Contractual Obligations

Our contractual obligations consist primarily of long-term debt obligations, interest payments, and operating leases. These contractual obligations impact our short-term and long-term liquidity and capital needs.

Critical Accounting Estimates

In preparing our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”, or “GAAP”), we must use estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures and the reported amounts of revenue and expenses. In general, our estimates are based on historical experience and various other assumptions we believe are reasonable under the circumstances. We evaluate our estimates on an ongoing basis and make changes to the estimates and related disclosures as experience develops or new information becomes known. Actual results could differ from those estimates. We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Goodwill

We perform an impairment test for goodwill at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. We perform our annual goodwill impairment test on the first day of the fourth quarter of each fiscal year for each of our reporting units. Tests are performed more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The annual impairment test is either a qualitative test or a single-step quantitative test. We have the option to first qualitatively assess factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we elect not to use this option, or it is determined that qualitative factors alone are not sufficient to conclude whether it is more likely than not that the fair value of the reporting unit is less than its carrying value, or it is determined from the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform the quantitative goodwill impairment test. Our last quantitative assessment was as of September 29, 2024. The quantitative process requires us to estimate and compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, the goodwill is not considered impaired. To the extent a reporting unit’s carrying amount exceeds its fair value, the reporting unit’s goodwill is deemed impaired, and an impairment charge is recognized based on the excess of a reporting unit’s carrying amount over its fair value up to the amount of goodwill in the reporting unit. The fair value of the reporting units is measured using Level 3 inputs such as operating cash flows and market data.

A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within our operating segments have similar economic characteristics, we aggregate the components of our operating segments into one reporting unit. Since quoted market prices for our reporting units are not available, we apply judgment in determining the fair value of these reporting units for purposes of performing the goodwill impairment test. We engage a third-party valuation firm to assist management in assessing a reporting unit’s fair value. The assessment includes an income approach and a market approach. The income approach utilizes projected operating results and cash flows and includes significant assumptions such as revenue growth rates, projected EBITDA margins, and discount rates. The market approach compares its reporting units’ earnings and revenue multiples to those of comparable companies.The income approach utilizes projected operating results and cash flows and includes significant assumptions such as revenue growth rates, projected EBITDA margins, and discount rates. The market approach compares reporting units’ earnings and revenue multiples to those of comparable public companies. Estimates of fair value may differ from actual results due to, among other things, economic conditions, changes to business models or changes in operating performance. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of all reporting units. Significant differences between these estimates and actual future performance could result in impairment in future fiscal periods. During our annual goodwill impairment tests for both fiscal year 2024 and 2025, which occurred on the first day of the fourth quarter of each fiscal year, we did not identify any reporting units in which the related carrying value exceeded the estimated fair value.

We can provide no assurance that our goodwill will not become subject to impairment in any future period.

Insurance Reserves

As is typical in the healthcare industry, we are subject to claims that our services have resulted in patient injury or other adverse effects.

The Company maintains primary commercial insurance coverage on a claims made basis for professional malpractice claims with a $2.0 million per claim deductible, a $2.0 million aggregate buffer retention, and $5.0 million per claim and annual aggregate limits as of October 1, 2025. The Company maintains excess insurance coverage for professional malpractice claims. In addition, the Company maintains workers’ compensation insurance with a $0.5 million per claim deductible and statutory limits. Our insurance reserves include estimates of the ultimate costs, including third-party legal defense costs for claims that have been reported but not paid and claims that have been incurred but not reported at the balance sheet dates. Although substantially all reported claims are paid directly by our commercial insurance carriers (less any applicable deductibles and/or self-insured retentions), we are ultimately responsible for payment of these claims in the event our insurance carriers become insolvent or otherwise do not honor the contractual obligations under the malpractice policies. We are required under U.S. GAAP to recognize these estimated liabilities in our consolidated financial statements on a gross basis, with a corresponding receivable from the insurance carriers reflecting the contractual indemnity provided by the carriers under the related malpractice policies.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aveanna Healthcare Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aveanna Healthcare Holdings Inc.and subsidiaries (the Company) as of January 3, 2026 and December 28, 2024, the related consolidated statements of operations, stockholders’ equity (deficit)and cash flows for each of the two years in the period ended January 3, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 3, 2026 and December 28, 2024, and the results of its operations and its cash flows for each of the two years in the period ended January 3, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 19, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimated Contractual Adjustments and Implicit Price Concessions
Description of the Matter

As of January 3, 2026, estimated contractual adjustments and implicit price concessions of $106.5 million was recorded as a reduction to patient accounts receivable balances to arrive at the estimated collectible revenue and patient accounts receivable. As discussed in Note 3 to the consolidated financial statements, the Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payers and by implicit price concessions which are estimated based on historical collection experience.

Auditing management’s estimates of estimated contractual adjustments and implicit price concessions was extensive due to the significant data inputs utilized in the analysis and the methodologies and assumptions used to estimate the related reserve amounts. The Company’s methodology utilizes analyses of historical cash collection experience as well as an assessment of various factors, including updated regulations and contract negotiations with payors, as applicable.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s revenue recognition, including controls over key data inputs to the contractual adjustments and implicit price concession estimates and management’s review and consideration of retrospective analyses of historical expected cash collections compared to subsequent actual collections.

To test the estimated contractual adjustments and implicit price concessions, we performed audit procedures that included, among others, performing data analytics to test the completeness and accuracy of the recorded revenue and to develop an independent range of patient accounts receivable, inclusive of contractual adjustments and implicit price concessions, for comparison to the Company’s recorded amounts, and tracing a sample of cash receipts to third-party evidence. Our testing also included assessing methodologies, evaluating the assumptions, and testing the completeness and accuracy of the underlying data used by the Company in its estimates. We also assessed the historical accuracy of management’s estimates as a source of potential corroborative or contrary evidence.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Atlanta, GA

March 19, 2026

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
	As of
	January 3, 2026	December 28, 2024

ASSETS
Current assets:
Cash and cash equivalents	$193,260	$84,288
Patient accounts receivable	313,358	265,193
Receivables under insured programs	2,758	12,465
Prepaid expenses	20,940	17,477
Other current assets	29,916	13,247
Total current assets	560,232	392,670
Property and equipment, net	16,653	17,373
Operating lease right of use assets	39,034	41,278
Goodwill	1,121,042	1,054,552
Intangible assets, net	92,559	89,566
Receivables under insured programs	28,806	22,425
Deferred income taxes	137,140	-
Other long-term assets	16,913	45,530
Total assets	$2,012,379	$1,663,394

LIABILITIES, DEFERRED RESTRICTED STOCK UNITS, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and other accrued liabilities	$31,967	$36,435
Accrued payroll and employee benefits	108,085	87,672
Current portion of insurance reserves - insured programs	2,758	12,465
Current portion of insurance reserves	17,154	18,444
Securitization obligations	165,000	168,750
Current portion of long-term obligations	13,250	9,200
Current portion of operating lease liabilities	16,012	15,498
Other current liabilities	70,230	53,703
Total current liabilities	424,456	402,167
Revolving credit facility	-	-
Long-term obligations, less current portion	1,286,652	1,271,656
Long-term insurance reserves - insured programs	28,806	22,425
Long-term insurance reserves	49,061	44,506
Operating lease liabilities, less current portion	27,413	31,718
Deferred income taxes	-	5,894
Other long-term liabilities	800	7,118
Total liabilities	1,817,188	1,785,484
Commitments and contingencies (Note 14)
Deferred restricted stock units	730	1,461
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value as of January 3, 2026 and December 28, 2024
5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value, 1,000,000,000 shares authorized;
210,996,359 and 193,225,177 issued and outstanding, respectively	2,110	1,932
Additional paid-in capital	1,349,480	1,256,680
Accumulated deficit	(1,157,129)	(1,382,163)
Total stockholders’ equity (deficit)	194,461	(123,551)
Total liabilities, deferred restricted stock units, and stockholders’ equity (deficit)	$2,012,379	$1,663,394

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the fiscal years ended
	January 3, 2026	December 28, 2024
Revenue	$2,433,199	$2,024,506
Cost of revenue, excluding depreciation and amortization	1,622,718	1,388,964
Branch and regional administrative expenses	374,496	352,814
Corporate expenses	163,310	125,402
Depreciation and amortization	10,538	10,778
Acquisition-related costs	3,813	1,490
Other operating expense	1,861	5,271
Operating income	256,463	139,787
Interest income	2,831	498
Interest expense	(140,086)	(156,602)
Loss on debt extinguishment	(5,862)	-
Other (expense) income	(6,398)	21,389
Income before income taxes	106,948	5,072
Income tax benefit (expense)	118,086	(16,001)
Net income (loss)	$225,034	$(10,929)
Net income (loss) per share:
Net income (loss) per share, basic	$1.11	$(0.06)
Weighted average shares of common stock outstanding, basic	203,526	192,893
Net income (loss) per share, diluted	$1.05	$(0.06)
Weighted average shares of common stock outstanding, diluted	214,979	192,893

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except share data)

	For the fiscal year ended January 3, 2026
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 30, 2023	190,733,153	$1,907	$1,239,757	$(1,371,234)	$(129,570)
Issuance of vested restricted shares	740,115	7	668	-	675
Employee stock purchase plan	1,751,909	18	3,071	-	3,089
Non-cash share-based compensation	-	-	13,184	-	13,184
Net loss	-	-	-	(10,929)	(10,929)
Balance, December 28, 2024	193,225,177	$1,932	$1,256,680	$(1,382,163)	$(123,551)
Issuance of shares in connection with acquisition (Note 4)	11,184,588	112	59,726	-	59,838
Issuance of vested restricted shares	4,576,898	46	(5,607)	-	(5,561)
Employee stock purchase plan	1,966,186	20	6,290	-	6,310
Stock option exercise	43,510	-	212		212
Non-cash share-based compensation	-	-	32,179	-	32,179
Net income	-	-	-	225,034	225,034
Balance, January 3, 2026	210,996,359	$2,110	$1,349,480	$(1,157,129)	$194,461

The accompanying notes are an integral part of these consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the fiscal years ended
	January 3, 2026	December 28, 2024
Cash Flows From Operating Activities:
Net income (loss)	$225,034	$(10,929)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	10,538	10,778
Amortization of deferred debt issuance costs	5,852	5,460
Reduction in carrying amount of operating lease right of use assets	17,685	20,385
Non-cash share-based compensation	25,061	17,465
Loss on disposal or impairment of licenses, property and equipment, and software	1,865	3,212
Fair value adjustments on interest rate derivatives	29,651	15,197
Loss on debt extinguishment	5,862	-
Deferred income taxes	(143,034)	1,035
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(30,217)	(28,635)
Prepaid expenses	6,478	6,030
Other current and long-term assets	(26,792)	(20,589)
Accounts payable and other accrued liabilities	(6,230)	6,448
Accrued payroll and employee benefits	15,654	20,512
Insurance reserves	2,171	1,742
Operating lease liabilities	(19,251)	(19,647)
Other current and long-term liabilities	5,530	4,173
Net cash provided by operating activities	125,857	32,637
Cash Flows From Investing Activities:
Acquisitions of businesses, net of cash acquired	(14,853)	-
Purchases of property and equipment, and software	(7,445)	(6,319)
Net cash used in investing activities	(22,298)	(6,319)
Cash Flows From Financing Activities:
Payments for shares withheld to cover employee taxes on vesting of restricted stock	(6,292)	-
Proceeds from exercise of options	212	-
Proceeds from employee stock purchase plan	6,310	3,089
Proceeds from securitization obligation	-	25,000
Repayment of securitization obligation	(3,750)	(11,250)
Proceeds from issuance of term loans, net of debt issuance costs	1,317,743	-
Principal payments on term loans	(1,308,862)	(9,200)
Principal payments on notes payable	(8,891)	(6,641)
Principal payments on financing lease obligations	-	(267)
Payment of debt issuance costs	(3,620)	(2,192)
Settlements with interest rate swap counterparties	12,563	15,489
Net cash provided by financing activities	5,413	14,028
Net change in cash and cash equivalents	108,972	40,346
Cash and cash equivalents at beginning of period	84,288	43,942
Cash and cash equivalents at end of period	$193,260	$84,288

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$143,097	$152,511
Cash paid for income taxes, net of refunds received
U.S. Federal	$24,453
California	2,870
Other State and Local	3,444
Foreign	-
Total Cash paid for income taxes, net of refunds received	$30,767	$5,713
Financed insurance premiums	$9,220	$7,823

The accompanying notes are an integral part of these consolidated financial statements.

1. DESCRIPTION OF BUSINESS

Aveanna Healthcare Holdings Inc. (together with its consolidated subsidiaries, the “Company”) is headquartered in Atlanta, Georgia and has locations in 38 states with concentrations in Texas, Pennsylvania, and California. The Company provides a broad range of pediatric and adult healthcare services, primarily focused on care in the home, including nursing, hospice, rehabilitation, occupational nursing in schools, therapy, and day treatment center services for medically complex and chronically ill children and adults, as well as delivery of enteral nutrition and other products to patients. In addition, the Company provides respite healthcare services, which are temporary care provider services provided in relief of the patient’s normal caregiver. The Company’s services are designed to provide a high quality, lower cost alternative to prolonged hospitalization.

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

Basis of Presentation

The Company's fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52 or 53-week fiscal year. The accompanying consolidated balance sheets reflect the accounts of the Company as of January 3, 2026 and December 28, 2024. For the fiscal years ended January 3, 2026 and December 28, 2024, the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows reflect the accounts of the Company from December 29, 2024 through January 3, 2026, and December 31, 2023 through December 28, 2024, respectively. The fiscal year ended January 3, 2026 included 53 weeks and the fiscal year ended December 28, 2024 included 52 weeks.

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

Fair value is measured based on a projected discounted cash flow model using a discount rate that the Company believes is commensurate with the risk inherent in its business. Impairment charges are recognized within operating expenses as other operating expense in the fiscal year incurred. There was no impairment of depreciable or amortizable long-lived assets recorded in the fiscal years ended January 3, 2026 and December 28, 2024.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization and are depreciated on a straight-line basis over the estimated useful lives of the assets. Additions and improvements are capitalized. Maintenance and repair expenses are charged to expense as incurred. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recognized in other (expense) income on the consolidated statements of operations.

The Company generally provides for depreciation over the following estimated useful lives:

Years
Furniture and fixtures	3 - 10
Computer hardware and software	3 - 5
Home care equipment	1 - 5
Leasehold improvements	Lesser of lease life or expected useful life

The following table summarizes the balances related to property and equipment, net as of January 3, 2026 and December 28, 2024 (amounts in thousands):

	As of
	January 3, 2026	December 28, 2024
Furniture and fixtures	$15,766	$15,307
Computer hardware and software	36,889	32,788
Home care equipment	32,173	27,867
Leasehold improvements	21,981	21,810
Construction in progress	126	231
	106,935	98,003
Less accumulated depreciation	(90,282)	(80,630)
Total	$16,653	$17,373

Depreciation expense for the fiscal years ended January 3, 2026 and December 28, 2024, was $9.8 million and $9.6 million, respectively.

Leases

The Company leases office space and certain equipment, which are accounted for as operating leases. The Company’s current leases have expiration dates through 2031. Certain of the Company’s leases include termination options and renewal options for periods ranging from one to five years. Because the Company is not reasonably certain to exercise termination options, the options are not considered in determining the lease term, and payments for the full lease term are included in lease payments. Because the Company is not reasonably certain to exercise renewal options, the options are not considered in determining the lease term, and payments associated with the option years are excluded from lease payments. The Company’s leases do not contain material residual value guarantees. The Company determines if an arrangement is a lease at inception and evaluates the lease classification at that time. Lease arrangements with an initial term of 12 months or less are considered short-term leases and are not recorded on the accompanying consolidated balance sheets. Rent is recognized on a straight-line basis over the lease term.

Operating leases are included in operating lease right of use assets, current portion of operating lease liabilities, and operating lease liabilities, less current portion on the accompanying consolidated balance sheets. Operating lease right of use assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right of use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, including considerations of any prepayments or incentives.

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

The annual goodwill impairment test is either a qualitative test or a single-step quantitative test. For its annual goodwill impairment test, regardless of using the quantitative or qualitative testing method, the Company engages a third-party valuation firm to assist in assessing each reporting unit’s fair value. The assessment includes an income approach and a market approach. The income approach utilizes projected operating results and cash flows and includes significant assumptions such as revenue growth rates, projected EBITDA margins, and discount rates. The market approach compares its reporting units’ earnings and revenue multiples to those of comparable companies.

The Company has the option to first qualitatively assess factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company elects not to use this option, or it is determined that qualitative factors alone are not sufficient to conclude whether it is more likely than not that the fair value of the reporting unit is less than its carrying value, or it is determined from the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs the quantitative goodwill impairment test.

The quantitative test requires the Company to estimate and compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, the goodwill is not considered impaired. To the extent a reporting unit’s carrying amount exceeds its fair value, the reporting unit’s goodwill is deemed impaired, and an impairment charge is recognized based on the excess of a reporting unit’s carrying amount over its fair value up to the amount of goodwill in the reporting unit. The fair value of the reporting units is measured using Level 3 inputs such as operating cash flows and market data.

The quantitative test occurs at interim periods when its more likely than not the fair value of the reporting unit has fallen below its carrying amount. Estimates of fair value may differ from actual results due to, among other things, economic conditions, changes to business models or changes in operating performance. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of all reporting units. Significant differences between these estimates and actual future performance could result in additional impairment in future fiscal years.

During the annual goodwill impairment tests for both fiscal years 2025 and 2024, the Company did not identify any reporting units in which it was more likely than not that the related carrying value exceeded the estimated fair value. The Company's last quantitative assessment was as of September 29, 2024. The Company determined that it had six reporting units for the fiscal years ended January 3, 2026 and December 28, 2024.

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

During the fiscal years ended January 3, 2026 and December 28, 2024, the Company recorded asset impairment charges related to previously acquired licenses due to their surrender and the closure of related branches of $1.9 million and $3.2 million, respectively.

These losses are included in other operating expense in the accompanying consolidated statements of operation. The Company utilizes the cost approach to determine the estimated fair value of acquired licenses. The cost approach calculates fair value by calculating the cost to acquire a license in each state the Company operates. The Company calculates the replacement cost based on average incurred costs to acquire a license in each location.

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

Debt Issuance Costs

The Company defers costs directly associated with acquiring third-party financing. Debt issuance costs related to the term loans are recorded as a direct deduction from the carrying amount of the debt. Debt issuance costs related to the revolving credit facility (the “Revolving Credit Facility”) under the First Lien Credit Agreement (as defined in Note 7 - Long-Term Obligations) and securitization obligations are recorded within other long-term assets. Debt issuance costs are amortized using the effective interest rate method over the terms of the related long-term obligation and securitization obligation. The Company recognized approximately $5.9 million and $5.5 million of interest expense related to the amortization of these costs for the fiscal years ended January 3, 2026 and December 28, 2024, respectively.

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

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the diluted weighted average number of common shares outstanding for the period. For purpose of this calculation, outstanding stock options and unvested restricted stock units are considered potentially dilutive common shares.

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

Derivative Financial Instruments

The Company may from time to time utilize derivative financial instruments to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. The Company recognizes derivatives as either assets or liabilities at fair value in the accompanying consolidated balance sheets and does not designate the derivatives as hedging instruments. Changes in the fair value of derivatives are recognized in the Company’s consolidated statements of operations in other (expense) income.

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

Marketing Costs

The Company expenses marketing costs as incurred. Marketing expense for the fiscal years ended January 3, 2026 and December 28, 2024 was $6.9 million and $7.3 million, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. There was no difference between net income (loss) and comprehensive income (loss) presented in the accompanying consolidated financial statements for the fiscal years ended January 3, 2026 and December 28, 2024.

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

All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled. The Company does not generate revenue outside the United States. See Note 17 – Segment Information for additional information on the Company’s segments.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires entities to enhance consistency in income tax disclosures by improving transparency and comparability for stakeholders. Among other changes, ASU 2023-09 requires additional information in the effective tax rate reconciliation, including disaggregation of certain categories, and greater detail about income taxes paid, including disaggregation by jurisdiction. The Company adopted ASU 2023-09 and applied the guidance prospectively effective for the fiscal year ending January 3, 2026.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires public entities to disclose additional information that disaggregates certain expense captions into specified categories in the Notes to the consolidated financial statements. In January 2025, the FASB issued ASU 2025-01, Expense Disaggregation Disclosures (Topic 220): Clarifying the Effective Date. The new standard clarifies that ASU 2024-03 is required to be adopted in the annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact the amended guidance will have on its disclosures.

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

Private Duty Services (“PDS”). The PDS business includes a broad range of pediatric and adult healthcare services including private duty skilled nursing, non-clinical services, which include support and personal care services, pediatric therapy services, rehabilitation services, and nursing services in schools and pediatric day healthcare centers.

Home Health & Hospice (“HHH”). The HHH business provides home health, hospice, and personal care services to predominately elderly patients.

Medical Solutions (“MS”). The MS business includes the delivery of enteral nutrition and other products to patients.

For the PDS, HHH, and MS businesses, the Company receives payments from the following sources for services rendered: (i) state governments under their respective Medicaid programs (“Medicaid”); (ii) Managed Care providers of state government Medicaid programs (“Medicaid MCO”); (iii) commercial insurers; (iv) other government programs including Medicare, Tricare and ChampVA (collectively, “Medicare”); and (v) individual patients. As the period between the time of service and time of payment is one year or less, the Company does not adjust for the effects of a significant financing component.

Most contracts contain variable consideration, however, it is unlikely that a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payers and by implicit price concessions which the Company estimates based on its historical collection experience. Management estimates the transaction price on a payer-specific basis given its interpretation of the applicable regulations or contract terms. Updated regulations and contract negotiations occur frequently, necessitating regular review and assessment by management. There were no material revenue adjustments recognized from performance obligations satisfied or partially satisfied in previous periods for the fiscal years ended January 3, 2026 or December 28, 2024.

As of January 3, 2026 and December 28, 2024, estimated contractual adjustments and implicit price concessions of $106.5 million and $90.6 million, respectively, were recorded as reductions to patient accounts receivable balances to arrive at the estimated collectible revenue and patient accounts receivable. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense which is included as a component of operating expenses in the consolidated statements of operations. The Company did not record any bad debt expense for the fiscal years ended January 3, 2026 or December 28, 2024.

The following table presents revenue by payer type as a percentage of total revenue for the fiscal years ended January 3, 2026 and December 28, 2024:

	For the fiscal years ended
	January 3, 2026	December 28, 2024
Medicaid MCO	58.7%	56.4%
Medicaid	22.8%	23.5%
Commercial	8.5%	9.6%
Medicare	9.9%	10.4%
Self-pay	0.1%	0.1%
Total revenue	100.0%	100.0%

4. ACQUISITION

On April 1, 2025, the Company, Thrive Skilled Pediatric Care, LLC, a Delaware limited liability company (“Thrive”), and other parties thereto entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, following a series of mergers, Thrive would become a wholly-owned subsidiary of the Company (collectively, the “Merger”). Thrive was an independent provider of pediatric home care with 23 locations in seven states including Arizona, Georgia, Kansas, New Mexico, North Carolina, Virginia, and Texas. Thrive primarily provides skilled Private Duty Nursing services, but also provides Pediatric Therapy, Licensed Health Aide Services, and Certified Nurse Assistant Services.

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

The preliminary purchase price allocation as of the acquisition date, reflecting measurement period adjustments made during the respective period, is as follows (amounts in thousands):

Entity	Thrive
Acquisition Date	June 2, 2025
Cash consideration	$15,855
Share-based consideration	59,838
Total	$75,693

Cash and cash equivalents	$1,002
Patient accounts receivable	17,948
Receivables under insured programs	306
Prepaid expenses	721
Other current assets	308
Property and equipment	131
Operating lease right of use assets	1,835
Intangible assets - licenses	5,000
Intangible assets - trade names	540
Receivables under insured programs - long term	1,439
Other long-term assets	1,095

Accounts payable and other accrued liabilities	1,754
Accrued payroll and employee benefits	4,759
Current portion of insurance reserves	679
Current portion of operating lease liabilities	741
Other current liabilities	9,935
Long-term insurance reserves	2,160
Operating lease liabilities, less current portion	1,094

Total identifiable net assets	9,203
Goodwill	66,490
Total	$75,693

The purchase price allocation is preliminary pending the finalization of the net working capital settlement. The preliminary goodwill recognized is attributable to the excess of the particular purchase price of the acquisition over the fair value of identifiable net assets acquired, including other identified intangible assets. Goodwill is primarily attributable to expected synergies resulting from the acquisition. $58.7 million of the goodwill related to the Thrive acquisition is deductible for tax purposes. See Note 5 - Goodwill and Intangible Assets, Net for allocation of goodwill and measurement period adjustments to reportable segments. Acquired trade names are amortizing over a 1 year useful life and licenses are classified as indefinite-lived intangible assets.

Pro forma financial information related to the above acquisition has not been provided as the transaction was determined to not be significant to the Company in accordance with Regulation S-X. The results of operations following the acquisition date of June 2, 2025 are included in the Company’s consolidated results of operations for the year ended January 3, 2026.

The Company incurred transaction costs of $3.8 million during the year ended January 3, 2026 and $1.5 million during the year ended December 28, 2024. These costs are included in acquisition-related costs in the accompanying consolidated statement of operations.

5. GOODWILL AND INTANGIBLE ASSETS, NET

The following table summarizes changes in goodwill by segment during the fiscal years ended January 3, 2026 and December 28, 2024 (amounts in thousands):

	PDS	HHH	MS	Total
Balance at December 30, 2023 and December 28, 2024, net (1)	$897,728	$46,188	$110,636	$1,054,552
Addition - Note 4	64,178	-	-	64,178
Measurement period adjustments	2,312	-	-	2,312
Balance at January 3, 2026, net (1)	$964,218	$46,188	$110,636	$1,121,042

(1) Goodwill balance is net of accumulated impairment losses of $608.0 million for PDS, $119.8 million for MS, and $487.4 million for HHH.

See Note 2 – Summary of Significant Accounting Policies, Goodwill for details on goodwill impairment.

The following tables summarize the changes in intangible assets for the fiscal years ended January 3, 2026 and December 28, 2024 (amounts in thousands):

	January 3, 2026
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Total
Definitive-lived intangible assets:
Trade names	$20,701	$(20,478)	$-	$223
Non-compete agreements	7,265	(7,265)	-	-
Internal-use software	11,653	(7,716)	-	3,937
Total definitive-lived intangible assets	39,619	(35,459)	-	4,160
Indefinite-lived intangible assets:
Licenses	102,123	-	(13,724)	88,399
Total indefinite-lived intangible assets	102,123	-	(13,724)	88,399
Total intangible assets	$141,742	$(35,459)	$(13,724)	$92,559

	December 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Total
Definitive-lived intangible assets:
Trade names	$20,161	$(20,161)	$-	$-
Non-compete agreements	7,265	(7,265)	-	-
Internal-use software	11,653	(7,332)	-	4,321
Total definitive-lived intangible assets	39,079	(34,758)	-	4,321
Indefinite-lived intangible assets:
Licenses	97,123	-	(11,878)	85,245
Total indefinite-lived intangible assets	97,123	-	(11,878)	85,245
Total intangible assets	$136,202	$(34,758)	$(11,878)	$89,566

Amortization expense related to the Company’s intangible assets was $0.7 million and $1.2 million for the fiscal years ended January 3, 2026 and December 28, 2024, respectively. Included in the amounts above was amortization expense of internal-use software of $0.4 million for the fiscal year ended January 3, 2026 and $1.2 million for the fiscal year ended December 28, 2024. License impairment recorded in the fiscal year ended January 3, 2026 was related to PDS.

The estimated aggregate amortization expense related to intangible assets for each of the next five years subsequent to January 3, 2026 and thereafter is as follows (amounts in thousands):

Year Ending	Definitive-lived
January 2, 2027	$1,257
January 1, 2028	719
December 30, 2028	719
December 29, 2029	621
December 28, 2030	482
Thereafter	362
Total	$4,160

6. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts is presented below as of January 3, 2026 and December 28, 2024 (amounts in thousands):

	As of
	January 3, 2026	December 28, 2024
Other current liabilities:
Refunds payable	$53,196	$28,102
Accrued interest	1,037	9,900
Notes payable	6,182	5,152
Other	9,815	10,549
	$70,230	$53,703

7. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following as of January 3, 2026 and December 28, 2024 (dollar amounts in thousands):

Instrument	Stated Maturity Date	Contractual Interest Rate as of January 3, 2026	Interest Rate as of January 3, 2026	January 3, 2026	December 28, 2024
2025 Term Loans (1)	09/2032	S + 3.75%	7.47%	$1,321,687	$890,550
Second Lien Term Loan	N/A (2)	N/A (2)	N/A (2)	-	415,000
2025 Refinancing Revolving Credit Facility (1)	09/2030	S + 3.75%	7.47%	-	-
Total principal amount of long-term obligations				1,321,687	1,305,550
Less: unamortized debt issuance costs				(21,785)	(24,694)
Total amount of long-term obligations, net of unamortized debt issuance costs				1,299,902	1,280,856
Less: current portion of long-term obligations				(13,250)	(9,200)
Total amount of long-term obligations, net of unamortized debt issuance costs, less current portion				$1,286,652	$1,271,656
(1) S = One-month SOFR
(2) Second Lien Term Loan was paid in full as part of the Refinancing Amendment

Scheduled future maturities of term loans for each of the next five years subsequent to January 3, 2026 are as follows (amounts in thousands):

Year Ending:
January 2, 2027	$13,250
January 1, 2028	13,250
December 30, 2028	13,250
December 29, 2029	13,250
December 28, 2030	13,250
Thereafter	1,255,437
Total	$1,321,687

On September 17, 2025, Aveanna Healthcare LLC (the “Borrower”), a wholly owned subsidiary of the Company, entered into the fourth joinder and twelfth amendment (the “Refinancing Amendment”) to its First Lien Credit Agreement, dated as of March 16, 2017 (as further amended, supplemented, or otherwise modified from time to time, the “Existing Credit Agreement”), among the Company, the borrowing subsidiaries party thereto, the lenders party thereto, Barclays Bank PLC as administrative agent and collateral agent (in such capacities, the “Administrative

Agent”), and other agents party thereto (the Existing Credit Agreement, as amended by the Refinancing Amendment, the “Amended Credit Agreement”). The Existing Credit Agreement provided for among other things, a senior secured term loan facility (the “Existing Term Loan Facility”) and a $170.3 million senior secured revolving credit facility (the “Existing Revolving Credit Facility”).

The Refinancing Amendment provides for, among other things, the refinancing of the Existing Revolving Credit Facility under the Existing Credit Agreement and incremental revolving loan commitments in an aggregate principal amount of $79.7 million, resulting in total aggregate revolving loan commitments of $250.0 million (the “2025 Refinancing Revolving Credit Facility”), a portion of which may be used for the issuance of letters of credit and swingline loans. The Refinancing Amendment additionally provides for the refinancing of the term loans previously outstanding (“2025 Refinancing Term Loans”) under the Existing Term Loan Facility (the “2025 Refinancing Term Facility”) and an incremental senior secured term loan facility, with aggregate commitments increased by $439.0 million (the “2025 Incremental Term Loans”). Combined, the 2025 Refinancing Term Loans and 2025 Incremental Term Loans aggregate to a total principal balance of $1,325.0 million (the “2025 Term Loans”). The 2025 Refinancing Revolving Credit Facility and the 2025 Refinancing Term Facility replace the Existing Revolving Facility and the Existing Term Loan Facility, respectively. The maturity date for loans and commitments under the 2025 Refinancing Revolving Credit Facility is September 17, 2030. The maturity date for loans and commitments under the 2025 Refinancing Term Facility is September 17, 2032. Loans under the 2025 Refinancing Term Facility amortize at a rate equal to 1.00% per annum, payable in equal quarterly installments, and were issued with original issue discount at 99.75% of par.

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

In accordance with ASC 470-50-40, Debt Modification and Extinguishments, the Refinancing Amendment related to the 2025 Term Loans was accounted for as a modification of debt for the lenders that remained in the syndicate, while the aggregate balance attributable to lenders of the Existing Term Loan Facility and Second Lien Term Loan who did not participate in the 2025 Term Loans was accounted for as an extinguishment of debt. As a result, unamortized debt issuance costs related to the Existing Term Loan Facility and Second Lien Term Loan were written off and recorded as a $5.9 million loss on debt extinguishment on the consolidated statements of operations for the fiscal year ended January 3, 2026. A balance of $15.3 million of existing debt issuance costs allocated to the lenders that continued in the syndicate remained deferred and will be amortized via the effective-interest method through the maturity date of the September 17, 2032. Third party fees allocated to lenders who remained in the syndicate were recorded as debt modification expense of $16.0 million and included in Corporate expenses on the consolidated statements of operations for the fiscal year ended January 3, 2026. The aggregate balance of the 2025 Term Loans attributable to new lenders was treated as new debt. $3.9 million of third party fees allocated to new borrowers and $3.3 million of lender fees were deferred and will be amortized via the effective-interest method through the maturity date of the September 17, 2032.

The 2025 Term Loans under the Amended Credit Agreement bear interest at a rate equal to, at the election of the Borrower, Term SOFR (as defined in the Amended Credit Agreement) plus an applicable margin equal to 3.75% per annum or an alternative base rate (“ABR”) plus an applicable margin equal to 2.75% per annum. Loans under the 2025 Refinancing Revolving Credit Facility bear interest at a rate equal to, at the election of the Borrower, Term SOFR, plus an applicable margin equal to 3.75% per annum or a base rate plus an applicable margin equal to 2.75% per annum, so long as the Consolidated First Lien Net Leverage Ratio (as defined in the Amended Credit Agreement) is greater than 3.90 to 1.00 as of the last day of the preceding fiscal quarter, subject to (a) a decrease of 0.25% in the event that, and for so long as, the Consolidated First Lien Net Leverage Ratio is less than or equal to 3.90 to 1.00 and greater than 3.40 to 1.00 as of the last day of the preceding fiscal quarter and (b) a decrease of 0.50% in the event that, and for so long as, the Consolidated First Lien Net Leverage Ratio is less than or equal to 3.40 to 1.00 as of the last day of the preceding fiscal quarter. As of January 3, 2026, the principal amount of the 2025 Term Loans and borrowings under the 2025 Refinancing Revolving Credit Facility each accrued interest at a rate of 7.47%.

On September 17, 2025, substantially concurrently with the Refinancing Amendment, the Borrower terminated its

Second Lien Credit Agreement. The Second Lien Credit Agreement provided for the Second Lien Term Loan in an aggregate principal amount of $415.0 million. The entirety of the Second Lien Term Loan was repaid with proceeds from the 2025 Incremental Term Loans.

Debt issuance costs related to the term loans are recorded as a direct deduction from the carrying amount of the debt. The balance for debt issuance costs related to the term loans as of January 3, 2026 and December 28, 2024 was $21.8 million and $24.7 million, respectively. Debt issuance costs related to the 2025 Refinancing Revolving Credit Facility are recorded within other long-term assets. The balance for debt issuance costs related to the 2025 Refinancing Revolving Credit Facility as of January 3, 2026 and December 28, 2024 was $3.2 million and $1.6 million, respectively. The Company recognized interest expense related to the amortization of debt issuance costs of $5.2 million and $4.8 million for the fiscal years ended January 3, 2026 and December 28, 2024, respectively.

Issued letters of credit as of January 3, 2026 and December 28, 2024 were $24.5 million and $32.3 million, respectively. Unused letters of credit as of January 3, 2026 and December 28, 2024 were $25.5 million and $7.7 million, respectively. There were no swingline loans outstanding as of January 3, 2026 and December 28, 2024. Borrowing capacity under the Company's Revolving Credit Facility was $225.5 million as of January 3, 2026 and $138.0 million as of December 28, 2024. Available borrowing capacity under the 2025 Refinancing Revolving Credit Facility is subject to a maintenance leverage covenant that becomes effective if more than 40% of the total commitment is utilized.

The fair value of the Company's long-term obligations was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets, which are considered Level 2 inputs. The aggregate fair value of the Company's long-term obligations was $1,328.3 million at January 3, 2026.

The Company was in compliance with all financial covenants and restrictions under the foregoing instruments at January 3, 2026 and December 28, 2024.

8. SECURITIZATION FACILITY

On November 12, 2021, the Company (through a wholly owned special purpose entity, Aveanna SPV I, LLC) (the “special purpose entity”) and a lending institution entered into a Receivables Financing Agreement with a lending institution, which, as amended, has a scheduled termination date of June 25, 2028 (as amended, the “Securitization Facility”). On June 25, 2025, the Company amended the Securitization Facility to increase the maximum amount available thereunder from $225.0 million to $275.0 million, subject to certain borrowing base requirements and incurred additional debt issuance costs of $1.1 million. Debt issuance costs related to the Securitization Facility are amortized straight-line through the termination date. The balance for debt issuance costs related to the Securitization Facility as of January 3, 2026 and December 28, 2024 was $1.6 million and $1.1 million, respectively and included in other long-term assets. The Company recognized interest expense related to the amortization of debt issuance costs of $0.7 million and $0.7 million for the fiscal years ended January 3, 2026 and December 28, 2024, respectively.

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

The outstanding balance under the Securitization Facility was $165.0 million and $168.8 million at January 3, 2026 and December 28, 2024, respectively. The balance accrues interest at a rate equal to SOFR, plus a CSA, plus an applicable margin. The interest rate under the Securitization Facility was 6.29% at January 3, 2026.

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

The Company’s other assets measured at fair value were as follows (amounts in thousands):

	Fair Value Measurements at January 3, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$4,778	$-	$4,778
Interest rate swap agreements	-	3,851	-	3,851
Total derivative assets	$-	$8,629	$-	$8,629

	Fair Value Measurements at December 28, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$22,543	$-	$22,543
Interest rate swap agreements	-	15,737	-	15,737
Total derivative assets	$-	$38,280	$-	$38,280

During the fiscal years ended January 3, 2026 and December 28, 2024, there were no transfers between Level 1, Level 2, and Level 3.

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

At the most recent quantitative goodwill impairment test on September 29, 2024, the Company performed a Step 1 analysis that used a combination of expected present value of future cash flows (income approach) and comparable public companies (market approach) to determine the fair value of the reporting unit. These approaches used primarily unobservable inputs, including revenue growth rates, projected EBITDA margins, and discount rates, which were considered Level 3 fair value measurements. The fair value analysis took into account recent and expected operating performance.

See Note 12 – Share-Based Compensation for further details on the valuation methodologies related to the Company’s deferred restricted stock units.

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates, and the Company seeks to mitigate a portion of this risk by entering into derivative contracts. The derivatives the Company currently uses are interest rate swaps and interest rate caps. The Company recognizes derivatives as either assets or liabilities at fair value in the accompanying consolidated balance sheets and does not designate the derivatives as hedging instruments. Changes in the fair value of derivatives are therefore recorded in earnings throughout the terms of the respective derivatives. See Note 9 – Fair Value Measurements for further details on the fair value of Company’s derivative financial instruments.

The Company currently has two interest rate swap agreements intended to limit its exposure to interest rate risk on its variable rate debt. These swaps expire on June 30, 2026. Since July 1, 2023, the Company has paid a fixed rate of 2.03% under the interest rate swap agreements and has received the one-month SOFR rate, subject to a 0.50% floor. The aggregate notional amount of the interest rate swaps remained unchanged at $520.0 million at both January 3, 2026 and December 28, 2024. The fair value of the interest rate swaps was a $3.9 million asset at January 3, 2026 and a $15.7 million asset at December 28, 2024 and is included in other current assets in the accompanying consolidated balance sheet as of January 3, 2026, and other long-term assets in the accompanying consolidated balance sheet as of December 28, 2024. The Company does not apply hedge accounting to these agreements and records all mark-to-market adjustments directly to other (expense) income in the accompanying consolidated statements of operations, which are included within cash flows from operating activities in the accompanying consolidated statements of cash flows. The net settlements incurred with swap counterparties under the swap agreements were recognized through cash flows from financing activities in the accompanying consolidated statements of cash flows.

On February 9, 2022, the Company entered into interest rate cap agreements for an aggregate notional amount of $880.0 million and a cap rate of 3.00%. The premium paid for the interest rate cap agreements was $11.7 million. The cap agreements have an expiration date of February 28, 2027. During the quarter ended July 1, 2023, the Company amended its interest rate cap agreements to provide that the counterparty will pay the Company the amount by which SOFR exceeds 2.96%. The fair value of the interest rate cap agreements at January 3, 2026 and December 28, 2024 was $4.8 million and $22.5 million, respectively, and is included in other long-term assets on the accompanying consolidated balance sheets. The Company does not apply hedge accounting to interest rate cap agreements and records all mark-to-market adjustments directly to other (expense) income in the accompanying consolidated statements of operations, which is an adjustment to reconcile cash flows from operating activities in the consolidated statement of cash flows. The net settlements incurred with cap counterparties under the cap agreements were recognized through cash flows from operating activities in the accompanying consolidated statements of cash flows.

The following mark-to-market losses from these derivatives not designated as hedging instruments were recognized in the Company’s consolidated statements of operations for the fiscal years ended January 3, 2026, and December 28, 2024, respectively.

	Statement of Operations	For the fiscal years ended
	Classification	January 3, 2026	December 28, 2024
Interest rate cap agreements	Other (expense) income	$(17,765)	$(7,912)
Interest rate swap agreements	Other (expense) income	$(11,886)	$(7,285)

The Company does not utilize financial instruments for trading or other speculative purposes.

11. INCOME TAXES

Pre-tax book income was derived from the following sources for the fiscal year ended January 3, 2026 (amounts in thousands):

For the fiscal year ended
January 3, 2026
Pre-Tax Book Income
U.S. Sources	$106,948
Non-U.S. Sources	-
Total	$106,948

Income taxes consisted of the following for the fiscal years ended January 3, 2026 and December 28, 2024 (amounts in thousands):

	For the fiscal years ended
	January 3, 2026	December 28, 2024
Current income tax expense:
Federal	$20,831	$12,097
State and local	4,117	2,869
Foreign	-	-
Total Current	$24,948	$14,966
Deferred income tax (benefit) expense:
Federal	$(122,692)	$527
State and local	(20,342)	508
Foreign	-	-
Total Deferred	$(143,034)	$1,035
Total income tax (benefit) expense	$(118,086)	$16,001

A reconciliation of the difference between the federal statutory tax rate and the Company’s effective tax rate for income taxes for the fiscal years ended January 3, 2026 and December 28, 2024 is as follows (dollars in thousands):

	For the fiscal year ended January 3, 2026
	Amount	Percentage
U.S. Federal statutory income tax rate	$(22,459)	(21.0)
State and local income taxes, net of federal income tax effect (1)	17,161	16.0
Nontaxable or nondeductible items:
Non-cash share-based payments	(2,501)	(2.3)
Other permanent differences	(505)	(0.5)
Changes in valuation allowances	127,133	118.9
Federal tax credits:
Research and development tax credits	1,745	1.6
Other tax credits	824	0.8
Changes in unrecognized tax benefits	(2,373)	(2.2)
Other adjustments	(939)	(0.9)
Total tax benefit and effective tax rate	$118,086	110.4

(1) The states of California and Pennsylvania comprised the majority (greater than 50%) of the state tax benefit.

For the fiscal year ended December 28, 2024
Percentage
U.S. Federal statutory income tax rate	(21.0)
State income taxes, net of federal tax benefits	(65.5)
Other nondeductible expenses	(19.2)
Uncertain tax positions	(227.8)
Valuation allowance	8.1
Tax credits	35.5
Deferred tax adjustments	(25.6)
Effective tax rate	(315.5)

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities are as follows as of January 3, 2026 and December 28, 2024 (amounts in thousands):

	As of
	January 3, 2026	December 28, 2024
Deferred tax assets:
Estimated contractual adjustments	$27,519	$23,697
NOL, federal and state	24,909	18,557
Tax credits	578	1,113
Payroll related accruals	26,574	25,425
Intangible assets and goodwill	57,752	74,636
Interest expense limitation	87,138	81,608
Transaction costs	3,483	3,219
Accrued expenses	1,976	1,074
Interest rate derivatives	814	-
Lease liabilities	11,285	14,168
Stock compensation	11,517	12,512
Section 174 costs	-	3,122
Other	1,092	1,002
Gross deferred tax assets	254,637	260,133
Less: valuation allowance	(104,159)	(242,962)
Net deferred tax assets	150,478	17,171
Deferred tax (liabilities):
Property and equipment	(2)	(221)
Interest rate derivatives	-	(6,992)
Lease right of use assets	(10,120)	(10,727)
Other	(3,216)	(5,125)
Gross deferred tax (liabilities)	(13,338)	(23,065)
Net deferred tax assets (liabilities)	$137,140	$(5,894)

As of January 3, 2026, the Company had gross federal and state net operating loss (“NOL”) carryforwards of $33.2 million and $376.5 million, respectively. For those losses that have an expiration date, the carryforwards will expire at various dates from 2028 through 2044. For those losses incurred after 2017, there is no statutory time expiration for the federal and certain state NOLs. A valuation allowance was established for federal and state losses that the Company believes are not more likely than not to be realized in the near future.

Internal Revenue Code Sec. 163(j) limits the deduction for net interest expense that exceeds 30% of the taxpayer’s adjusted taxable income (“ATI”) for the years ended 2025 and 2024. Sec. 163(j) permits an indefinite carryforward of any disallowed business interest. As of January 3, 2026, the Company has $371.6 million of interest expense carryovers. The deferred tax asset associated with these interest expense carryovers of $87.1 million is mostly offset by a valuation allowance as the Company believes the majority of the benefit of this carryover is not more likely than not to be realized in the future.

Annually, the Company assesses the future realization of the tax benefit of its existing deferred tax assets and determines whether a valuation allowance is needed. Based on the Company’s assessment of positive and negative evidence, it is more likely than not that most of the deferred tax assets will be realized in the future. The 163(j) attribute, the acquired Thrive federal NOLs, and various separate Company state attributes continue to carry a valuation allowance as future realization is not more likely than not. As a result, the Company recorded a valuation allowance of $104.2 million against its deferred tax assets at January 3, 2026. The valuation allowance decreased by $138.8 million from the $243.0 million valuation allowance recorded as of December 28, 2024. The decrease is primarily related to the Company's assessment of available positive and negative evidence as of January 3, 2026. The following table summarizes changes in the valuation allowance as of January 3, 2026 and December 28, 2024 (amounts in thousands):

	As of
	January 3, 2026	December 28, 2024
Beginning of year balance	$242,962	$244,865
Valuation allowance recorded through purchase accounting	12,336	-
Changes in valuation allowance	(151,139)	(1,903)
End of year balance	$104,159	$242,962

The Company is subject to U.S. federal and state income tax in multiple jurisdictions. With limited exceptions, years prior to the 2022 fiscal year are no longer open to U.S. federal, state, or local examinations by taxing authorities. The Company is not under any current income tax examinations by any federal, state or local taxing authorities.

Uncertain Tax Positions

As of January 3, 2026 and December 28, 2024, the total unrecognized tax benefits were $14.7 million and $13.5 million, respectively, and accrued interest and penalties were $1.7 million and $0.5 million, respectively. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax benefit or expense. If the Company were to prevail on all unrecognized tax benefits recorded, $16.4 million of tax benefit would impact the overall effective tax rate within the next 12 months. The following table, which excludes penalties and interest, summarizes changes in uncertain tax positions as of January 3, 2026 and December 28, 2024 (amounts in thousands):

	For the fiscal years ended
	January 3, 2026	December 28, 2024
Beginning of year balance	$13,498	$1,691
Increase in prior period tax positions	1,209	13,180
Lapse of limitations	(19)	(1,373)
End of year balance	$14,688	$13,498

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA” or “H.R.1”) was signed into law by the President of the United States. The OBBBA contains significant provisions impacting corporate taxation in the United States with multiple effective dates. Among the changes effective in 2025 are modifications to capitalization of domestic research and development costs, accelerated depreciation of fixed assets and other qualifying property, as well as limitations on deductions of interest expense. Changes effective in 2026 include, among others, modifications to certain international tax provisions. The Company has recorded the impacts of OBBBA in the consolidated financial statements for the fiscal year ended January 3, 2026. There was no material effect on the Company's income tax benefit or effective tax rate.

12. SHARE-BASED COMPENSATION

Stock Incentive Plans

On July 2, 2021, the Company's Board of Directors adopted the Company's 2021 Stock Incentive Plan (the “2021 Omnibus Incentive Plan”). The 2021 Omnibus Incentive Plan permits the grant of Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Stock or Cash Based Awards and Dividend Equivalents, as defined in the plan, to enhance the Company's ability to attract, retain, and motivate persons who make important contributions to the Company. The Company has only granted Restricted Stock Units under the 2021 Omnibus Incentive Plan.

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

Time-Vesting, Accelerator-Vesting, & Performance-Vesting Options

To determine the fair value of time-vesting and accelerator-vesting options under the Amended 2017 Plan, the Company utilized a Black-Scholes model. No time-vesting, accelerator-vesting, or performance-vesting options were awarded during the fiscal years ended January 3, 2026 and December 28, 2024 under the Amended 2017 Plan. The Company calculated the fair value of the outstanding performance-vesting options using the Monte Carlo option-pricing model.

The following table summarizes the Company’s options activity for the years ended January 3, 2026 and December 28, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Total Intrinsic Value (in thousands)
Outstanding at December 30, 2023	13,191,277	$5.80
Granted	-	-
Exercised	-	-
Forfeited	(152,115)	8.42
Outstanding at December 28, 2024	13,039,162	$6.42
Granted	-	-
Exercised	(43,510)	4.88
Forfeited	-
Outstanding at January 3, 2026	12,995,652	$6.41	2.2	$31,327
Exercisable at January 3, 2026	7,540,876	$6.88	2.1	$15,594
Vested and expected to vest at January 3, 2026	12,995,652	$6.41	2.2	$31,327

Director Restricted Stock Units - Amended 2017 Plan - Temporary Equity

In accordance with the Amended 2017 Plan, an aggregate of no more than 307,500 shares of common stock are reserved for settlement of deferred restricted stock units (“Pre-IPO Deferred RSUs”). Pre-IPO Deferred RSUs fully vest on the grant date and convert to common shares upon the earlier of (1) the sale of the Company or (2) termination of service. There were no awards granted during the fiscal years ended January 3, 2026 and December 28, 2024.

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

As the Pre-IPO Deferred RSUs are contingently redeemable, the Company does not subsequently adjust the redemption value once classified as temporary equity as it is not deemed probable that the Participant will terminate their service. As of January 3, 2026, there were 71,750 Pre-IPO Deferred RSUs outstanding, and at December 28, 2024, there were 143,500 Pre-IPO Deferred RSUs outstanding. All Pre-IPO Deferred RSUs were fully vested prior to the beginning of the fiscal year ended December 28, 2024.

2021 Omnibus Incentive Plan

Outstanding awards under the 2021 Omnibus Incentive Plan as of January 3, 2026 included restricted stock units which were granted to certain members of the Board of Directors and certain employees of the Company. These restricted stock units vest over time and upon vesting convert into shares of common stock on a one-for-one basis. The restricted stock units are granted annually as part of the Long-Term Incentive Plan to management and as part of board compensation to directors (“Director RSUs”). Director RSUs vest over a one-year period.

Long-Term Incentive Plan (“LTIP”)

In the first quarter of 2025, the Compensation Committee of the Board of Directors approved LTIP grants of restricted stock units (“RSUs”) and performance stock units (“PSUs”) under the 2021 Omnibus Incentive Plan.

The RSUs are subject to a three-year service-based cliff vesting schedule commencing on the date of grant. Compensation cost for the RSUs is measured based on the grant date fair value of each share and the number of shares granted and is recognized over the applicable vesting period on a straight-line basis. The PSUs granted contain performance criterion based on adjusted EBITDA targets for each of the three years that the award vests. Achievement of any annual target during the three years subsequent to the grant date results in a cumulative achievement event for the target year and any prior year award not previously achieved. Additionally, the PSUs are subject to a three-year service-based cliff vesting schedule commencing on the date of grant. For the PSUs that have service and performance conditions, compensation cost is initially measured based on the grant date fair value of each share. Cumulative compensation cost is subsequently adjusted at the end of each reporting period to reflect the current estimation of achieving the performance condition.

Further, during the fiscal year ended January 3, 2026, the Compensation Committee modified PSUs originally issued in February 2022. The previous performance criterion were replaced with an Adjusted EBITDA target for the fiscal year ending January 3, 2026. Effects of the modification are reflected in the table of share-based compensation expense, net of forfeitures, below. The Company recorded incremental compensation expense, net of forfeitures, of $1.6 million for the fiscal year ended January 3, 2026, which is included in corporate and branch and regional administrative expenses in the accompanying consolidated statements of operations.

The following table summarizes the Company’s restricted stock units activity for the years ended January 3, 2026 and December 28, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2023	11,444,435	$2.79
Granted	6,591,446	2.46
Vested	(688,865)	1.37
Forfeited	(1,906,396)	2.73
Outstanding at December 28, 2024	15,440,620	$2.69
Granted (1)	6,857,934	4.72
Vested	(5,707,420)	5.52
Forfeited	(973,773)	3.18
Outstanding at January 3, 2026	15,617,361	$2.52
Expected to vest at January 3, 2026	15,617,361	$2.52

(1) Includes 2.7 million shares that converted from other long term liabilities as a result of the achievement of the Senior Management Retention Plan performance metric on March 29, 2025. Shares were valued at $5.37 per share at achievement.

Senior Management Retention Plan (“SMRP”)

In the second quarter of 2023, the Compensation Committee approved SMRP awards to certain members of management to be paid in the form of RSUs under the 2021 Omnibus Stock Incentive Plan. The awards were granted based on a fixed dollar value for each member of senior management included in the plan. The number of RSUs to be paid as compensation was dependent on the share price of the Company's common stock upon completion of the SMRP awards' performance criteria. The SMRP awards required the Company to achieve both specified revenue and adjusted EBITDA targets during the performance period ending January 2, 2027. The performance condition related to the SMRP was achieved on March 29, 2025, resulting in the acceleration of the remaining compensation expense of the awards. Prior to vesting, the corresponding liability for the SMRP awards was recorded within other long-term liabilities. The liability balance for the SMRP awards as of December 28, 2024 was $7.1 million.

Employee Stock Purchase Plan

On April 28, 2021, the Company’s Board of Directors adopted the Aveanna Healthcare Holdings Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, shares of common stock may be purchased by eligible participants during defined purchase periods at 85% of the lesser of the closing price of the Company’s common stock on the first day or last day of each purchase period. The Company used a Black-Scholes option pricing model to value the common stock purchased as part of the Company's ESPP. The fair value estimated by the option pricing model is affected by the price of the common stock as well as subjective variables that include assumed interest rates, the expected dividend yield, and the expected share volatility over the term of the award. Expected share volatility is based on historical price data of peers. Fair value inputs for the purchase periods in 2025 included assumed risk free interest rate of 4.24% to 4.29%, expected volatility of 43% to 47%, and expected dividend yield of 0.00%. Fair value inputs for the purchase periods in 2024 included assumed risk-free interest rate of 5.24% to 5.37%, expected volatility of 48% to 49%, and expected dividend yield of 0.00%. Participants purchased a total of 1,966,186 shares of common stock at a weighted average price of $3.21 per share during the fiscal year ended January 3, 2026. Participants purchased a total of 1,751,909 shares of common stock at a weighted average price of $1.76 per share during the fiscal year ended December 28, 2024.

Share-based compensation is included in corporate expenses, branch and regional administrative expenses and cost of revenue, excluding depreciation and amortization in the accompanying consolidated statements of operations. The following table summarizes the Company’s share-based compensation expense by plan and award classification for the years ended January 3, 2026 and December 28, 2024 (amounts in thousands):

	For the fiscal years ended
	January 3, 2026	December 28, 2024
2021 Omnibus Incentive Plan:
Restricted stock units (1) (4)	$14,296	$9,612
Performance stock units (2)	5,858	3,796
	$20,154	$13,408
Amended 2017 Plan:
Restricted stock units (3)	$2,421	$1,579
Options (3)	413	845
	$2,834	$2,424
2021 Employee Stock Purchase Plan	$2,073	$1,633
Total share based compensation expense	$25,061	$17,465

(1) Unrecognized compensation expense as of January 3, 2026 related to these RSUs was $8.1 million and is expected to be recognized over a weighted average period of 1.3 years.

(2) Unrecognized compensation expense as of January 3, 2026 related to these PSUs was $7.7 million and is expected to be recognized over a weighted average period of 1.1 years.

(3) There was no unrecognized compensation expense for these awards as of January 3, 2026.

(4) Includes expense related to the Senior Management Retention Plan of $7.6 million and $4.3 million, net of forfeitures, for the years ended January 3, 2026 and December 28, 2025, respectively.

We recognized a tax benefit of $3.8 million related to share-based compensation expense for the year ended January 3, 2026 and no tax benefit related to share-based compensation for the year ended December 28, 2024, respectively.

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

Amounts reported in the accompanying consolidated balance sheets as of January 3, 2026 and December 28, 2024 for operating leases were as follows (amounts in thousands):

	As of
	January 3, 2026	December 28, 2024
Operating lease right of use assets	$39,034	$41,278
Current portion of operating lease liabilities	$16,012	$15,498
Operating lease liabilities, less current portion	27,413	31,718
Total operating lease liabilities	$43,425	$47,216

Lease Costs

The components of lease cost for the fiscal years ended January 3, 2026 and December 28, 2024 are as follows (amounts in thousands):

	For the fiscal years ended
	January 3, 2026	December 28, 2024
Operating Lease Costs:
Operating lease cost	$21,966	$22,851
Impairment of operating lease right of use assets	15	2,091
Total operating lease costs	21,981	24,942
Variable lease costs	4,747	4,219
Short-term lease costs	1,015	706
Total lease cost	$27,743	$29,867

Supplemental Information

Information related to the Company’s operating lease right of use assets and related operating lease liabilities are as follows (dollar amounts in thousands):

	For the fiscal years ended
	January 3, 2026	December 28, 2024
Cash payments of operating lease liabilities	$(23,393)	$(24,123)
Operating lease right of use assets obtained in exchange for new operating lease liabilities	15,460	12,164
Weighted average remaining lease term	2.93 years	3.18 years
Weighted average discount rate	9.08%	9.45%

Maturity of Operating Lease Liabilities

Maturities of operating lease liabilities as of January 3, 2026 are as follows (amounts in thousands):

Year Ending:
January 2, 2027	$19,178
January 1, 2028	14,561
December 30, 2028	8,652
December 29, 2029	5,822
December 28, 2030	1,508
Thereafter	5
Total undiscounted lease payments	49,726
Less: Imputed Interest	(6,301)
Total	43,425

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

Since October 1, 2025, the Company has maintained primary commercial insurance coverage on a claims-made basis for professional liability claims with a $2.0 million per claim deductible, a $2.0 million aggregate buffer retention, and $5.0 million per claim and annual aggregate limits. Prior to October 1, 2025, the Company maintained primary commercial insurance coverage on a claims made basis for professional liability claims with varying deductibles by policy year from $0.5 million to $2.0 million on a per claim basis and $4.5 million to $6.0 million per claim and annual aggregate limits. Moreover, the Company maintains excess insurance coverage for professional liability claims to cover any claims over the aggregate limits. In addition, the Company maintains workers’ compensation insurance with a $0.5 million per claim deductible and statutory limits. The Company reimburses insurance carriers for deductible losses under these policies. The Company’s insurance carriers require collateral to secure the Company’s obligation to reimburse insurance carriers for these deductible payments. Collateral as of January 3, 2026 was comprised of $24.5 million of issued letters of credit. Collateral as of December 28, 2024 was comprised of $23.1 million of issued letters of credit and $0.7 million in cash collateral.

As of January 3, 2026, insurance reserves totaling $97.8 million were included on the consolidated balance sheets, representing $50.4 million and $47.3 million of reserves for professional liability claims and workers’ compensation claims, respectively. Estimated receivables under the insured programs totaled $42.7 million as of January 3, 2026. At December 28, 2024, insurance reserves totaling $97.8 million were included on the consolidated balance sheets, representing $42.7 million and $55.1 million of reserves for professional liability claims and workers’ compensation claims, respectively. Estimated receivables under the insured programs totaled $34.9 million as of December 28, 2024.

Litigation and Other Current Liabilities

On January 18, 2023, an arbitration award in the amount of $7.9 million was rendered against the Company related to a claim under the Company's Texas non-subscriber benefit plan. In September 2023, upon entry of the court’s final judgment, we promptly obtained a $9.1 million appellate bond with the trial court. The appellate bond was collateralized with letters of credit. In May 2025, a settlement agreement between all parties was reached. On June 9, 2025, the court entered an agreed final judgment in the matter and ordered the release of the bond. The letters of credit securing the bond were released on June 16, 2025. As a result, amounts previously reserved for under Insurance Reserves were reduced and resulted in a net reduction to Cost of Revenue, excluding depreciation and amortization, of $6.2 million for the fiscal year ended January 3, 2026.

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

Healthcare Regulatory Matters

Starting on October 30, 2019 the Company has received grand jury subpoenas issued by the U.S. Department of Justice, Antitrust Division (the “Antitrust Division”) requiring the production of documents and information pertaining to nurse wages, reimbursement rates, and hiring activities in a few of its local markets. The Company is fully cooperating with the Antitrust Division with respect to this investigation. Based on the information currently available to the Company, management cannot predict the timing or outcome of this investigation, however, Management does not believe the outcome of this investigation will be material to the Company's results of operations or financial position.

On July 19, 2023, the Company received a Civil Investigation Demand issued by the U.S. Department of Justice, United States Attorney’s Office, Middle District of Alabama (the “AUSA”), requiring the production of documents and information pertaining to Comfort Care Hospice, LLC, an indirect wholly owned subsidiary of the Company, regarding issues of (1) improper submission of claims to Medicare and other federal healthcare programs for service to patients who were ineligible or not properly certified for said healthcare services and (2) improper remuneration to medical directors and skilled nursing facilities for patient referrals in violation of certain federal regulations. The Company is fully cooperating with the AUSA with respect to this investigation, and management believes that a loss event is not probable and that this matter will not materially impact the Company’s business, results of operations or financial position. However, based on the information currently available to the Company, management cannot predict the timing or outcome of this investigation or predict the possible loss or range of loss, if any, associated with the resolution of this matter.

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

15. EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries sponsor several defined contribution retirement plans, which qualify under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Certain of the Company’s retirement plans require or allow for contributions by the Company. Company contributions to the plans were approximately $6.8 million and $6.5 million for the fiscal years ended January 3, 2026 and December 28, 2024, respectively, and are included in cost of revenue, excluding depreciation and amortization, branch and regional administrative expenses, and corporate expenses in the accompanying consolidated statements of operations.

16. RELATED PARTY TRANSACTIONS

As of January 3, 2026, one of the Company’s significant shareholders owned 7.8% of the Company’s 2025 Term Loans.

17. SEGMENT INFORMATION

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

Results shown for the fiscal years ended January 3, 2026 and December 28, 2024 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

The following tables summarize the Company’s segment information for the fiscal years ended January 3, 2026 and December 28, 2024 (amounts in thousands):

	For the fiscal year ended January 3, 2026
	PDS	HHH	MS	Total
Revenue	$2,001,147	$248,557	$183,495	$2,433,199
Cost of revenue, excluding depreciation and amortization	1,409,376	114,299	99,043	1,622,718
Gross margin	$591,771	$134,258	$84,452	$810,481
Gross margin percentage	29.6%	54.0%	46.0%	33.3%

	For the fiscal year ended December 28, 2024
	PDS	HHH	MS	Total
Revenue	$1,634,609	$217,805	$172,092	$2,024,506
Cost of revenue, excluding depreciation and amortization	1,190,148	101,310	$97,506	1,388,964
Gross margin	$444,461	$116,495	$74,586	$635,542
Gross margin percentage	27.2%	53.5%	43.3%	31.4%

	For the fiscal years ended
Segment Reconciliation:	January 3, 2026	December 28, 2024
Total segment gross margin	$810,481	$635,542
Branch and regional administrative expenses	374,496	352,814
Corporate expenses	163,310	125,402
Depreciation and amortization	10,538	10,778
Acquisition-related costs	3,813	1,490
Other operating expense	1,861	5,271
Operating income	256,463	139,787
Interest income	2,831	498
Interest expense	(140,086)	(156,602)
Loss on debt extinguishment	(5,862)	-
Other (expense) income	(6,398)	21,389
Income before income taxes	$106,948	$5,072

18. NET INCOME (LOSS) PER SHARE

The Company uses the treasury stock method to calculate net income (loss) per share. Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the diluted weighted average number of shares of common stock outstanding for the period. For purposes of this calculation, outstanding stock options, RSUs, and PSUs are considered potential dilutive shares of common stock. The following is a computation of basic and diluted net income (loss) per share (amounts in thousands, except per share amounts):

	For the fiscal years ended
	January 3, 2026	December 28, 2024
Numerator:
Net income (loss)	$225,034	$(10,929)
Denominator:
Weighted average shares of common stock outstanding (1), basic	203,526	192,893
Net income (loss) per share, basic	$1.11	$(0.06)

Weighted average shares of common stock outstanding (1), diluted	214,979	192,893
Net income (loss) per share, diluted	$1.05	$(0.06)
Dilutive securities outstanding not included in the computation of diluted net income (loss) per share, as their effect is antidilutive:
RSUs	-	9,153
PSUs	-	6,288
Stock options	3,206	13,001

(1) The calculation of weighted average shares of common stock outstanding includes all vested deferred restricted stock units.

19. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

Aveanna Healthcare Holdings Inc.
(Parent Company Only)
Condensed Balance Sheets
(Amounts in thousands, except share and per share data)

	As of
	January 3, 2026	December 28, 2024
Assets:
Investment in subsidiaries	$195,191	$(122,090)
Total assets	195,191	(122,090)
Deferred restricted stock units	730	1,461
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value as of January 3, 2026 and December 28, 2024
5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value, 1,000,000,000 shares authorized;
210,996,359 and 193,225,177 issued and outstanding, respectively	2,110	1,932
Additional paid-in capital	1,349,480	1,256,680
Accumulated deficit	(1,157,129)	(1,382,163)
Total stockholders’ equity (deficit)	194,461	(123,551)
Total liabilities, deferred restricted stock units, and stockholders’ equity (deficit)	$195,191	$(122,090)

Aveanna Healthcare Holdings Inc.
(Parent Company Only)
Condensed Statement of Operations
(Amounts in thousands, except per share data)

	For the fiscal years ended
	January 3, 2026	December 28, 2024
Equity (Deficit) in net income (loss) of subsidiaries	$225,034	$(10,929)
Net income (loss)	$225,034	$(10,929)
Net income (loss) per share, basic	$1.11	$(0.06)
Weighted average shares of common stock outstanding, basic	203,526	192,893
Net income (loss) per share, diluted	$1.05	$(0.06)
Weighted average shares of common stock outstanding, diluted	214,979	192,893

The accompanying note is an integral part of these condensed financial statements.

A statement of cash flows has not been presented as Aveanna Healthcare Holdings Inc. did not have any cash as of or for the fiscal years ended January 3, 2026 and December 28, 2024.

Note to Condensed Financial Statements of Registrant (Parent Company Only)

Basis of Presentation

These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of Aveanna Healthcare Holdings Inc. (“Parent”) (as defined in Rule 4-08(e)(3) of Regulation S-X) as of January 3, 2026 exceeded 25% of the consolidated net assets of the Company. The ability of the Company’s operating subsidiaries to pay dividends may be restricted due to the terms of the 2025 Term Loans and 2025 Refinanced Revolving Credit Facility, which are discussed in Note 7 – Long-Term Obligations.

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

20. SUBSEQUENT EVENT

On March 9, 2026, Pediatric Services of America, LLC, a subsidiary of the Company, entered into an Equity Interest Purchase Agreement to acquire 100% of the equity interests in Family First Holding, LLC for a purchase price of $175.5 million, subject to customary adjustments for working capital and other items. Family First Holding, LLC provides pediatric home care across seven states including Florida and Texas. The purchase agreement is expected to close in the second fiscal quarter of 2026, subject to, among other things, customary closing conditions and the absence of any law or governmental order preventing the transaction. The Company intends to fund the transaction with a combination of cash on hand and the Securitization Facility.

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

We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 3, 2026. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of January 3, 2026, our disclosure controls and procedures were effective.

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

Management under the supervision of, and with the participation of the Company’s principal executive officer, principal financial officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2026 based on the framework and the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the foregoing, management concluded that the Company’s internal control over financial reporting was effective as of January 3, 2026 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The effectiveness of the Company’s internal control over financial reporting as of January 3, 2026 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aveanna Healthcare Holdings Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Aveanna Healthcare Holdings Inc. and subsidiaries’ internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Aveanna Healthcare Holdings Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 3, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 3, 2026 and December 28, 2024, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended January 3, 2026, and the related notes and our report dated March 19, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Atlanta, Georgia

March 19, 2026

Item 9B. Other Information.

During the three-month period ended January 3, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K, except as follows:

On December 10, 2026, December 15, 2026, December 18, 2026 and December 19, 2026, the officers of the Company listed in the chart below adopted Rule 10b5-1 trading arrangements intended to provide solely for“eligible sell-to-cover transactions” (as described in Rule 10b5-1(c)(1) under the Exchange Act) to satisfy the applicable tax withholding obligations in connection with the vesting of certain restricted stock unit awards.The number of shares to be sold pursuant to each officer's Rule 10b5-1 trading arrangement is dependent on the applicable tax obligations incurred in connection with the vesting of each officer's restricted stock unit awards and, therefore, is indeterminable at this time, but in no event exceed the aggregate number of shares of our common stock listed below.

Name	Title	Adoption Date (1)	Expiration Date	Aggregate # of securities to be sold (2)
Patrick A. Cunningham	Chief Compliance Officer	December 15, 2025	(3)	87,137
Patrick A. Cunningham	Chief Compliance Officer	December 15, 2025	(3)	48,913
Deborah Stewart	Chief Accounting Officer	December 10, 2025	(3)	101,141
Deborah Stewart	Chief Accounting Officer	December 10, 2025	(3)	52,989
Matthew Buckhalter	Chief Financial Officer	December 11, 2025	(3)	299,793
Matthew Buckhalter	Chief Financial Officer	December 11, 2025	(3)	157,065
Jeff Shaner	Chief Executive Officer	December 11, 2025	(3)	1,036,307
Jeff Shaner	Chief Executive Officer	December 11, 2025	(3)	542,935
Ed Reisz	Chief Administrative Officer	December 19, 2025	(3)	248,963
Ed Reisz	Chief Administrative Officer	December 19, 2025	(3)	171,196
Jerry Perchik	General Counsel and Chief Legal Officer	December 18, 2025	(3)	326,763
Jerry Perchik	General Counsel and Chief Legal Officer	December 18, 2025	(3)	171,196

(1) Each trading arrangement permits transactions through the date of completion of all sales necessary to withhold minimum tax obligations required by applicable law.

(2) The volume and timing of sales is determined based upon sell-to-cover events occurring upon the vesting of certain outstanding equity awards.

(3) The expiration date is the date on which the tax withholding obligation arising from the vesting of all covered PSUs and RSUs and the related issuance of shares of our common stock has been satisfied.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference in the 2026 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended January 3, 2026.

Securities Trading Policy

The Company has adopted a securities trading policy which governs the purchase, sale and/or any other dispositions of the Company’s securities by the Company and its directors, officers and employees and is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable exchange listing standards. A copy of our Securities Trading Policy is included as Exhibit 19.1 to this Annual Report on Form 10-K.

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

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference in the 2026 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended January 3, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference in the 2026 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended January 3, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference in the 2026 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended January 3, 2026.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference in the 2026 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended January 3, 2026.

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

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K, filed with the SEC on March 28, 2022).
4.2	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.4 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021).
4.3	Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 4.5 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021).
4.4	Amendment to Amended and Restated Shareholder Agreement dated June 6, 2025 (incorporated by reference to Exhibit 10.2 on the Company’s Quarterly on Form 10-Q filed with the SEC on August 7, 2025).
4.5

Second Amendment to the Amended and Restated Stockholders Agreement entered into on
November 13, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2025).

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
10.7+

Employment Agreement, dated February 17, 2026, between Aveanna Healthcare, LLC, and its subsidiaries, and Jeff Shaner (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed with the SEC on February 20, 2026).

10.8+

Employment Agreement, dated February 17, 2026, between Aveanna Healthcare, LLC, and its subsidiaries, and Matthew Buckhalter (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, filed with the SEC on February 20, 2026).

10.9+

Employment Agreement, dated February 17, 2026, between Aveanna Healthcare, LLC, and its subsidiaries, and Jerry Perchik (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, filed with the SEC on February 20, 2026).

10.10

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

10.12

Amendment No. 7 to the First Lien Credit Agreement, dated as of August 9, 2021, by and among Aveanna Healthcare LLC, Aveanna Healthcare Intermediate Holdings LLC, Barclays Bank PLC as administrative agent and other lenders, agents, and guarantors party thereto (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2021).

10.13+	2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021).
10.14+	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.21 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021.
10.15+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.22 to the registration statement on Form S-1 (File No. 333-254981), filed with the SEC on April 28, 2021).

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

10.18

Eighth Amendment to the First Lien Credit Agreement, dated as of March 3, 2023, by and among Aveanna Healthcare LLC, Barclays Bank PLC as administrative agent and other lenders, agents, and guarantors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2023).

10.19

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

10.20

Seventh Amendment to the Receivables Financing Agreement, dated June 25, 2025, by and among, Aveanna SPV I, LLC, Aveanna Healthcare LLC, and a bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on
June 27, 2025).

10.21

Ninth Amendment to First Lien Credit Agreement, dated as of June 30, 2023, by and between Aveanna Healthcare LLC as Borrower and Barclays Bank PLC as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023).

10.22

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

10.23++

Tenth Amendment to First Lien Credit Agreement, dated September 30, 2024, among Aveanna Healthcare LLC, Barclays Bank PLC, as administrative agent, and the other lenders, agents and guarantors party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 4, 2024).

10.24++

Eleventh Amendment to First Lien Credit Agreement, dated April 18, 2025, among Aveanna
Healthcare LLC, Barclays Bank PLC, as administrative agent, and the other lenders, agents and guarantors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s
Quarterly Report on Form 10-Q filed with the SEC on May 8, 2025).

10.25++

Fourth Joinder and Twelfth Amendment to First Lien Credit Agreement dated as of
September 17, 2025, among Aveanna Healthcare LLC, Aveanna Healthcare Intermediate
Holdings LLC, the other credit parties thereto, the lenders party thereto, the L/C issuers party thereto, and Barclays Bank PLC, as administrative agent and swingline lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2025).
19.1	Aveanna Securities Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2025).
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young, LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Claw Back Policy effective as of November 15, 2023 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Aveanna Healthcare Holdings Inc.

Date: March 19, 2026	By:	/s/ Jeff Shaner
Jeff Shaner
President, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeff Shaner	President, Chief Executive Officer and Member of the Board (Principal Executive Officer)	March 19, 2026
Jeff Shaner

/s/ Matthew Buckhalter	Chief Financial Officer (Principal Financial Officer)	March 19, 2026
Matthew Buckhalter

/s/ Deborah Stewart	Chief Accounting Officer (Principal Accounting Officer)	March 19, 2026
Deborah Stewart

/s/ Rodney D. Windley	Chairman of the Board	March 19, 2026
Rodney D. Windley

/s/ Victor F. Ganzi	Member of the Board	March 19, 2026
Victor F. Ganzi

/s/ Brent Layton	Member of the Board	March 19, 2026
Brent Layton

/s/ Devin O'Reilly	Member of the Board	March 19, 2026
Devin O'Reilly

/s/ Steve E. Rodgers	Member of the Board	March 19, 2026
Steve E. Rodgers

/s/ Erica Schwartz	Member of the Board	March 19, 2026
Erica Schwartz

/s/ Sam Weil	Member of the Board	March 19, 2026
Sam Weil