Form 10-Q
period 2026-04-04
Aveanna Healthcare Holdings, Inc.
filed 2026-05-14
CIK 1832332

other a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2026

or

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

As of May 8, 2026, the registrant had 217,755,203 shares of common stock, $0.01 par value per share, outstanding.

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
▪
healthcare reform and other regulations, including risks related to the final rule issued for the home health prospective payment system by Centers for Medicare & Medicaid Services;
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
▪
our ability to identify, obtain financing for, acquire and integrate strategic and accretive businesses or assets, including in connection with our pending acquisition of Family First Holding, LLC;
▪
risks related to legal proceedings, claims and governmental inquiries given that the nature of our business exposes us to various liability claims, which may exceed the level of our insurance coverage; and
▪
the other risks described under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” contained in our Annual Report on Form 10-K filed on March 19, 2026.

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

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
	As of
	April 4, 2026	January 3, 2026
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$189,274	$193,260
Patient accounts receivable	332,685	313,358
Receivables under insured programs	2,915	2,758
Prepaid expenses	23,797	20,940
Other current assets	26,631	29,916
Total current assets	575,302	560,232
Property and equipment, net	17,859	16,653
Operating lease right of use assets	35,997	39,034
Goodwill	1,121,042	1,121,042
Intangible assets, net	91,929	92,559
Receivables under insured programs	30,431	28,806
Deferred income taxes	137,140	137,140
Other long-term assets	12,348	16,913
Total assets	$2,022,048	$2,012,379

LIABILITIES, DEFERRED RESTRICTED STOCK UNITS, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$34,357	$31,967
Accrued payroll and employee benefits	77,361	108,085
Current portion of insurance reserves - insured programs	2,915	2,758
Current portion of insurance reserves	18,152	17,154
Securitization obligations	165,000	165,000
Current portion of long-term obligations	13,250	13,250
Current portion of operating lease liabilities	15,451	16,012
Other current liabilities	63,947	70,230
Total current liabilities	390,433	424,456
Revolving credit facility	-	-
Long-term obligations, less current portion	1,283,977	1,286,652
Long-term insurance reserves - insured programs	30,431	28,806
Long-term insurance reserves	51,806	49,061
Operating lease liabilities, less current portion	24,619	27,413
Other long-term liabilities	-	800
Total liabilities	1,781,266	1,817,188
Commitments and contingencies (Note 11)
Deferred restricted stock units	730	730
Stockholders’ equity:
Preferred stock, $0.01 par value as of April 4, 2026 and January 3, 2026
5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value, 1,000,000,000 shares authorized;
217,510,046 and 210,996,359 issued and outstanding, respectively	2,175	2,110
Additional paid-in capital	1,353,353	1,349,480
Accumulated deficit	(1,115,476)	(1,157,129)
Total stockholders’ equity	240,052	194,461
Total liabilities, deferred restricted stock units, and stockholders’ equity	$2,022,048	$2,012,379

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the three-month periods ended
	April 4, 2026	March 29, 2025
Revenue	$647,915	$559,224
Cost of revenue, excluding depreciation and amortization	442,487	375,666
Branch and regional administrative expenses	95,792	91,387
Corporate expenses	34,156	37,505
Depreciation and amortization	3,044	2,594
Acquisition-related costs	3,110	106
Other operating expense	-	165
Operating income	69,326	51,801
Interest income	1,658	132
Interest expense	(29,158)	(36,335)
Other income (expense)	3,149	(5,450)
Income before income taxes	44,975	10,148
Income tax expense	(3,322)	(4,955)
Net income	$41,653	$5,193
Net income per share:
Net income per share, basic	$0.19	$0.03
Weighted average shares of common stock outstanding, basic	214,595	194,671
Net income per share, diluted	$0.19	$0.03
Weighted average shares of common stock outstanding, diluted	222,099	206,238

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except share data)
(Unaudited)

	For the three-month period ended April 4, 2026
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 3, 2026	210,996,359	$2,110	$1,349,480	$(1,157,129)	$194,461
Issuance of vested restricted shares	6,458,687	64	(542)	-	(478)
Stock option exercise	55,000	1	268		269
Non-cash share-based compensation	-	-	4,147	-	4,147
Net income	-	-	-	41,653	41,653
Balance, April 4, 2026	217,510,046	$2,175	$1,353,353	$(1,115,476)	$240,052

	For the three-month period ended March 29, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 28, 2024	193,225,177	$1,932	$1,256,680	$(1,382,163)	$(123,551)
Issuance of vested restricted shares	1,021,016	10	(1,687)	-	(1,677)
Employee stock purchase plan	847,673	9	1,782	-	1,791
Non-cash share-based compensation	-	-	18,114	-	18,114
Net income	-	-	-	5,193	5,193
Balance, March 29, 2025	195,093,866	$1,951	$1,274,889	$(1,376,970)	$(100,130)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the three-month periods ended
	April 4, 2026	March 29, 2025
Cash Flows From Operating Activities:
Net income	$41,653	$5,193
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,044	2,594
Amortization of deferred debt issuance costs	965	1,646
Reduction in carrying amount of operating lease right of use assets	4,607	4,352
Non-cash share-based compensation	4,147	10,996
(Gain) loss on disposal or impairment of licenses, property and equipment, and software	(24)	166
Fair value adjustments on interest rate derivatives	647	11,602
Deferred income taxes	-	612
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(19,327)	(29,641)
Prepaid expenses	(2,857)	(2,433)
Other current and long-term assets	4,726	(646)
Accounts payable and other accrued liabilities	2,545	(5,972)
Accrued payroll and employee benefits	(30,724)	(1,752)
Insurance reserves	3,743	1,873
Operating lease liabilities	(4,925)	(4,771)
Other current and long-term liabilities	(3,871)	(2,451)
Net cash provided by (used in) operating activities	4,349	(8,632)
Cash Flows From Investing Activities:
Purchases of property and equipment, and software	(4,557)	(2,348)
Net cash used in investing activities	(4,557)	(2,348)
Cash Flows From Financing Activities:
Payments for shares withheld to cover employee taxes on vesting of restricted stock	(478)	(1,677)
Proceeds from exercise of options	269	-
Proceeds from employee stock purchase plan	-	1,791
Principal payments on term loans	(3,312)	(2,300)
Principal payments on notes payable	(2,406)	(2,763)
Settlements with interest rate swap counterparties	2,149	3,135
Net cash used in financing activities	(3,778)	(1,814)
Net change in cash and cash equivalents	(3,986)	(12,794)
Cash and cash equivalents at beginning of period	193,260	84,288
Cash and cash equivalents at end of period	$189,274	$71,494

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$27,868	$34,911
Cash paid for income taxes, net of refunds received	$(11)	$(460)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS

Aveanna Healthcare Holdings Inc. (together with its consolidated subsidiaries, the “Company”) is headquartered in Atlanta, Georgia and has locations in 39 states with concentrations in Texas, Pennsylvania, and California. The Company provides a broad range of pediatric and adult healthcare services, primarily focused on care in the home, including nursing, hospice, rehabilitation, occupational nursing in schools, therapy, and day treatment center services for medically complex and chronically ill children and adults, as well as delivery of enteral nutrition and other products to patients. In addition, the Company provides respite healthcare services, which are temporary care provider services provided in relief of the patient’s normal caregiver. The Company’s services are designed to provide a high quality, lower cost alternative to prolonged hospitalization.

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

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited consolidated financial statements do not include all the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, these interim unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of April 4, 2026 and the results of operations for the three-month periods ended April 4, 2026 and March 29, 2025, respectively. The results reported in these interim unaudited consolidated financial statements should not be regarded as indicative of results that may be expected for any future period or the year ending January 2, 2027. These interim unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended January 3, 2026 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2026.

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52 or 53-week fiscal year. The interim unaudited consolidated balance sheets reflect the accounts of the Company as of April 4, 2026 and January 3, 2026. For the three-month periods ended April 4, 2026 and March 29, 2025, the interim unaudited consolidated statements of operations, stockholders' equity (deficit), and cash flows reflect the accounts of the Company from January 4, 2026 through April 4, 2026 and December 29, 2024 through March 29, 2025, respectively, each of which includes 13 weeks.

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities to disclose additional information that disaggregates certain expense captions into specified categories in the Notes to the consolidated financial statements. In January 2025, the FASB issued ASU 2025-01, Expense Disaggregation Disclosures (Topic 220): Clarifying the Effective Date. The new standard clarifies that ASU 2024-03 is required to be adopted in the annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact the amended guidance will have on its disclosures.

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

Most contracts contain variable consideration; however, it is unlikely that a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payers and by implicit price concessions which the Company estimates based on its historical collection experience. Management estimates the transaction price on a payer-specific basis given its interpretation of the applicable regulations or contract terms. Updated regulations and contract negotiations occur frequently, necessitating regular review and assessment by management. There were no material revenue adjustments recognized from performance obligations satisfied or partially satisfied in previous periods for the three-month periods ended April 4, 2026 or March 29, 2025, respectively.

As of April 4, 2026 and January 3, 2026, estimated contractual adjustments and implicit price concessions of $105.1 million and $106.5 million, respectively, were recorded as reductions to patient accounts receivable balances to arrive at the estimated collectible revenue and patient accounts receivable. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of operating expenses in the consolidated statements of operations. The Company did not record any bad debt expense for the three-month periods ended April 4, 2026 or March 29, 2025, respectively.

The following table presents revenue by payer type as a percentage of total revenue for the three-month periods ended April 4, 2026 and March 29, 2025, respectively:

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the three-month periods ended
	April 4, 2026	March 29, 2025
Medicaid MCO	59.2%	58.5%
Medicaid	21.8%	22.8%
Commercial	8.9%	8.8%
Medicare	9.9%	9.8%
Self-pay	0.2%	0.1%
Total revenue	100.0%	100.0%

4. ACQUISITION

Pending Acquisition

On March 9, 2026, Pediatric Services of America, LLC, a subsidiary of the Company, entered into an Equity Interest Purchase Agreement to acquire 100% of the equity interests in Family First Holding, LLC (“Family First”) for a purchase price of $175.5 million, subject to customary adjustments for working capital and other items. Family First Holding, LLC provides pediatric home care across seven states including Florida and Texas. The transaction is expected to close in the second fiscal quarter of 2026, subject to, among other things, customary closing conditions and the absence of any law or governmental order preventing the transaction. The Company intends to fund the transaction with a combination of cash on hand and the Securitization Facility (as defined below). The Company incurred $3.1 million in acquisition-related costs for the three-month period ended April 4, 2026, primarily related to the pending acquisition.

5. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following as of April 4, 2026 and January 3, 2026, respectively (dollar amounts in thousands):

Instrument	Stated Maturity Date	Contractual Interest Rate as of April 4, 2026	Interest Rate as of April 4, 2026	April 4, 2026	January 3, 2026
2025 Term Loans (1)	09/2032	S + 3.75%	7.42%	$1,318,375	$1,321,687
2025 Refinancing Revolving Credit Facility (1)	09/2030	S + 3.75%	7.42%	-	-
Total principal amount of long-term obligations				1,318,375	1,321,687
Less: unamortized debt issuance costs				(21,148)	(21,785)
Total amount of long-term obligations, net of unamortized debt issuance costs				1,297,227	1,299,902
Less: current portion of long-term obligations				(13,250)	(13,250)
Total amount of long-term obligations, net of unamortized debt issuance costs, less current portion				$1,283,977	$1,286,652
(1) S = One-month SOFR

On September 17, 2025, Aveanna Healthcare LLC (the “Borrower”), a wholly owned subsidiary of the Company, entered into the fourth joinder and twelfth amendment (the “Refinancing Amendment”) to its First Lien Credit Agreement, dated as of March 16, 2017. The Refinancing Amendment provided for, among other things, incremental revolving loan commitments in an aggregate principal amount of $79.7 million, resulting in total aggregate revolving loan commitments of $250.0 million (the “2025 Refinancing Revolving Credit Facility”), a portion of which may be used for the issuance of letters of credit and swingline loans. The Refinancing Amendment additionally provides for the refinancing of the term loans previously outstanding (“2025 Refinancing Term Loans”) under the existing term loan facility (the “2025 Refinancing Term Facility”) and an incremental senior secured term loan facility, with aggregate commitments increased by $439.0 million (the “2025 Incremental Term Loans”). Combined, the 2025 Refinancing Term Loans and 2025 Incremental Term Loans aggregate to a total principal balance of $1,325.0 million (the “2025 Term Loans”).

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The 2025 Term Loans under the Amended Credit Agreement bear interest at a rate equal to, at the election of the Borrower, Term SOFR (as defined in the Amended Credit Agreement) plus an applicable margin equal to 3.75% per annum or an alternative base rate (“ABR”) plus an applicable margin equal to 2.75% per annum. Loans under the 2025 Refinancing Revolving Credit Facility bear interest at a rate equal to, at the election of the Borrower, Term SOFR, plus an applicable margin equal to 3.75% per annum or a base rate plus an applicable margin equal to 2.75% per annum, so long as the Consolidated First Lien Net Leverage Ratio (as defined in the Amended Credit Agreement) is greater than 3.90 to 1.00 as of the last day of the preceding fiscal quarter, subject to (a) a decrease of 0.25% in the event that, and for so long as, the Consolidated First Lien Net Leverage Ratio is less than or equal to 3.90 to 1.00 and greater than 3.40 to 1.00 as of the last day of the preceding fiscal quarter and (b) a decrease of 0.50% in the event that, and for so long as, the Consolidated First Lien Net Leverage Ratio is less than or equal to 3.40 to 1.00 as of the last day of the preceding fiscal quarter. As of April 4, 2026, the principal amount of the 2025 Term Loans and borrowings under the 2025 Refinancing Revolving Credit Facility each accrued interest at a rate of 7.42%.

Debt issuance costs related to the term loans are recorded as a direct deduction from the carrying amount of the debt. The balances for debt issuance costs related to the term loans as of April 4, 2026 and January 3, 2026 were $21.1 million and $21.8 million, respectively. Debt issuance costs related to the 2025 Refinancing Revolving Credit Facility are recorded within other long-term assets. The balances for debt issuance costs related to the 2025 Refinancing Revolving Credit Facility as of April 4, 2026 and January 3, 2026 were $3.0 million and $3.2 million, respectively. The Company recognized interest expense related to the amortization of debt issuance costs of $0.8 million for the three-month period ended April 4, 2026, and $1.5 million for the three-month period ended March 29, 2025.

Issued letters of credit as of April 4, 2026 and January 3, 2026 were both $24.5 million. There were no swingline loans outstanding as of April 4, 2026 or January 3, 2026. Borrowing capacity under the Company's 2025 Refinancing Revolving Credit Facility was approximately $225.5 million as of April 4, 2026. Available borrowing capacity under the 2025 Refinancing Revolving Credit Facility is subject to a maintenance leverage covenant that becomes effective if more than 40% of the total commitment is utilized.

The fair value of the Company's long-term obligations was estimated using market-observable inputs from the Company’s comparable peers with public debt, including quoted prices in active markets, which are considered Level 2 inputs. The aggregate fair value of the Company's long-term obligations was $1,316.7 million at April 4, 2026.

The Company was in compliance with all financial covenants and restrictions under the foregoing instruments at April 4, 2026.

6. SECURITIZATION FACILITY

On November 12, 2021, the Company (through a wholly owned special purpose entity, Aveanna SPV I, LLC) (the “special purpose entity”) and a lending institution entered into a Receivables Financing Agreement, which, as amended, has a scheduled termination date of June 25, 2028 (as amended, the “Securitization Facility”). On June 25, 2025, the Company amended the Securitization Facility to increase the maximum amount available thereunder from $225.0 million to $275.0 million, subject to certain borrowing base requirements. The balances for debt issuance costs related to the Securitization Facility as of April 4, 2026 and January 3, 2026 were $1.4 million and $1.6 million, respectively and included in other long-term assets. The Company recognized interest expense related to the amortization of debt issuance costs of $0.2 million for the three-month period ended April 4, 2026, and $0.1 million for the three-month period ended March 29, 2025.

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

The outstanding balance under the Securitization Facility was $165.0 million at both April 4, 2026 and January 3, 2026. The balance accrues interest at a rate equal to the SOFR rate, plus a credit spread adjustment (“CSA”), plus an applicable margin. The interest rate under the Securitization Facility was 6.26% at April 4, 2026.

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

The Company’s other assets measured at fair value were as follows (amounts in thousands):

	Fair Value Measurements at April 4, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$5,968	$-	$5,968
Interest rate swap agreements	-	2,014	-	2,014
Total derivative assets	$-	$7,982	$-	$7,982

	Fair Value Measurements at January 3, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$4,778	$-	$4,778
Interest rate swap agreements	-	3,851	-	3,851
Total derivative assets	$-	$8,629	$-	$8,629

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

The Company currently has two interest rate swap agreements intended to limit its exposure to interest rate risk on its variable rate debt. These swaps expire on June 30, 2026. Since July 1, 2023, the interest rate swap agreements have paid a fixed rate of 2.03% and received the one-month SOFR rate, subject to a 0.50% floor. The aggregate notional amount of the interest rate swaps remained unchanged at $520.0 million at April 4, 2026 and January 3, 2026, respectively. The fair value of the interest rate swaps was $2.0 million at April 4, 2026 and $3.9 million at January 3, 2026. The fair value of the interest rate swaps is included in other current assets in both the interim unaudited consolidated balance sheet at April 4, 2026 and the consolidated balance sheet at January 3, 2026. The Company does not apply hedge accounting to these agreements and records all mark-to-market adjustments directly to other income (expense) in the consolidated statements of operations, which are included within cash flows from operating activities in the consolidated statements of cash flows. The net settlements incurred with swap counterparties under the swap agreements are recognized through cash flows from financing activities in the consolidated statements of cash flows due to an other-than-insignificant financing element on the interest rate swaps.

The Company has interest rate cap agreements with an aggregate notional amount of $880.0 million. The cap agreements have an expiration date of February 28, 2027 and provide that the counterparty pays the Company the amount by which SOFR exceeds 2.96%. The fair value of the interest rate cap agreements was $6.0 million at April 4, 2026 and $4.8 million at January 3, 2026 and is included in other current assets in the interim unaudited consolidated balance sheet at April 4, 2026 and other long term

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

assets in the consolidated balance sheet at January 3, 2026. The Company does not apply hedge accounting to interest rate cap agreements and records all mark-to-market adjustments directly to other income (expense) in the consolidated statements of operations, which are included within cash flows from operating activities in the consolidated statement of cash flows. The proceeds received from cap counterparties under the cap agreements are recognized through cash flows from operating activities in the consolidated statements of cash flows.

The following losses and gains from these derivatives not designated as hedging instruments were recognized in the Company’s consolidated statements of operations for the three-month periods ended April 4, 2026 and March 29, 2025, respectively (amounts in thousands):

	Statement of Operations	For the three-month periods ended
	Classification	April 4, 2026	March 29, 2025
Interest rate cap agreements	Other income (expense)	$1,190	$(7,470)
Interest rate swap agreements	Other income (expense)	$(1,837)	$(4,132)

The Company does not utilize financial instruments for trading or other speculative purposes.

9. INCOME TAXES

On July 4, 2025, H.R. 1., also known as the One Big Beautiful Bill Act (“OBBBA”), was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. Among other changes, OBBBA provides full bonus depreciation for certain assets placed into service after January 19, 2025, an election to expense current U.S. incurred research or experimental expenditures, and a new calculation allowing companies to deduct additional interest expense.

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

The Company recorded income tax expense of $3.3 million for the three-month period ended April 4, 2026, and income tax expense of $5.0 million for the three-month period ended March 29, 2025.

The Company’s effective tax rate was 7.4% for the three-month period ended April 4, 2026, and 48.8% for the three-month period ended March 29, 2025. The effective tax rates for the three-month periods ended April 4, 2026 and March 29, 2025 differed from the statutory rate of 21% primarily due to certain non-deductible expenses, most notably interest expense and executive compensation, and the changes in the valuation allowance recorded against certain deferred tax assets. The three-month period ended April 4, 2026 also included a discrete benefit that resulted in the effective rate differing from the statutory rate.

For the three-month period ended April 4, 2026, there were no material changes to the Company's uncertain tax positions. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions in income tax expense in the accompanying consolidated statements of operations.

10. SHARE-BASED COMPENSATION

Director Restricted Stock Units

In February 2026, the Compensation Committee of the Company's Board of Directors (the “Compensation Committee”) approved grants of 97,102 restricted stock units, with a grant date per share fair value of $7.93, to certain independent directors (“Director RSUs”) under the Company's 2021 Omnibus Stock Incentive Plan (the “2021 Omnibus Incentive Plan”). Director RSUs vest on the first anniversary of the grant date, and each RSU settles for one share of common stock upon vesting. The Company recorded compensation expense of $0.2 million for the three-month period ended April 4, 2026, and $0.2 million for the three-month period ended March 29, 2025, which is included in corporate expenses in the interim unaudited consolidated statements of operations. Unrecognized compensation expense as of April 4, 2026 associated with outstanding director restricted stock units was $0.7 million.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-Term Incentive Plan (“LTIP”)

In February 2026, the Compensation Committee approved grants of restricted stock units (“RSUs”) and performance stock units (“PSUs”) under the Company's 2021 Omnibus Stock Incentive Plan. Annual grants of RSUs and PSUs have been awarded since fiscal year 2022. Upon vesting, each RSU and each PSU settles for one share of common stock.

The RSUs are subject to a three-year service-based cliff vesting schedule commencing on the date of grant. Compensation cost for the RSUs is measured based on the grant date fair value of each underlying share of common stock and the number of RSUs granted and is recognized over the applicable vesting period on a straight-line basis. In February 2026, the Company granted 1,046,377 RSUs with a weighted average grant date per share fair value of $7.93. The Company recorded compensation expense, net of forfeitures, of $1.5 million for the three-month period ended April 4, 2026, and $1.5 million for the three-month period ended March 29, 2025, which is included in corporate and branch and regional administrative expenses in the interim unaudited consolidated statements of operations. Unrecognized compensation expense was $14.2 million as of April 4, 2026.

The PSUs contain performance criterion based on adjusted EBITDA targets for each of the three years during the vesting period. Achievement of any annual target during the three years subsequent to the grant date results in a cumulative achievement event for the target year and any prior year award not previously achieved. Additionally, the PSUs are subject to a three-year service-based cliff vesting schedule commencing on the date of grant. The PSUs have service and performance conditions, and compensation cost is initially measured based on the grant date fair value of each underlying share of common stock. Cumulative compensation cost is subsequently adjusted at the end of each reporting period to reflect the current estimation of achieving the performance condition. In February 2026, the Company granted 1,044,791 PSUs with a weighted average grant date per share fair value of $7.93. The Company recorded compensation expense, net of forfeitures, of $1.8 million for the three-month period ended April 4, 2026, and $0.5 million for the three-month period ended March 29, 2025, which is included in corporate and branch and regional administrative expenses in the interim unaudited consolidated statements of operations. Unrecognized compensation expense was $13.9 million as of April 4, 2026.

Senior Management Retention Plan (“SMRP”)

In the second quarter of 2023, the Compensation Committee approved SMRP awards to certain members of management to be paid in the form of RSUs under the 2021 Omnibus Stock Incentive Plan. The awards were granted based on a fixed dollar value for each member of senior management included in the plan. The performance condition related to the SMRP was achieved on March 29, 2025, resulting in the acceleration of the related compensation expense of the awards. The Company recorded no compensation expense during the three-month period ended April 4, 2026, and $7.6 million during the three-month period ended March 29, 2025, which is included in corporate expenses and branch and regional administrative expenses in the interim unaudited consolidated statements of operations. There was no unrecognized compensation expense as of April 4, 2026.

Total compensation expense, net of forfeitures, for all awards under the Company's 2021 Omnibus Incentive Plan was $3.5 million for the three-month period ended April 4, 2026 and $10.5 million for the three-month period ended March 29, 2025. Total unrecognized compensation expense for all awards under the 2021 Omnibus Incentive Plan was $28.8 million as of April 4, 2026.

Employee Stock Purchase Plan

During the three-month period ended April 4, 2026, participants did not purchase any shares pursuant to the Company's Employee Stock Purchase Plan. During the three-month period ended March 29, 2025, participants purchased 847,673 shares of common stock at a weighted average price of approximately $2.11 per share pursuant to the Company's Employee Stock Purchase Plan.

The Company recorded compensation expense related to the Company's Employee Stock Purchase Plan of $0.6 million for the three-month period ended April 4, 2026, and $0.5 million for the three-month period ended March 29, 2025, which is included in corporate expenses, branch and regional administrative expenses and cost of revenue, excluding depreciation and amortization in the interim unaudited consolidated statements of operations.

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

Since October 1, 2025, the Company has maintained primary commercial insurance coverage on a claims-made basis for professional liability claims with a $2.0 million per claim deductible, a $2.0 million aggregate buffer retention, and $5.0 million per claim and annual aggregate limits. Prior to October 1, 2025, the Company maintained primary commercial insurance coverage on a claims made basis for professional liability claims with varying deductibles by policy year from $0.5 million to $2.0 million on a per claim basis and $4.5 million to $6.0 million per claim and annual aggregate limits. Moreover, the Company maintains excess insurance coverage for professional liability claims to cover any claims over the aggregate limits. In addition, the Company maintains workers’ compensation insurance with $0.5 million per claim deductible and statutory limits. The Company reimburses insurance carriers for deductible losses under these policies. The Company’s insurance carriers require collateral to secure the Company’s obligation to reimburse insurance carriers for these deductible payments. Collateral as of April 4, 2026 and January 3, 2026 was comprised of $24.5 million of issued letters of credit.

As of April 4, 2026, insurance reserves totaling $103.3 million were included on the interim unaudited consolidated balance sheets, representing $53.0 million and $50.3 million of reserves for professional liability claims and workers’ compensation claims, respectively. Estimated receivables under the insured programs totaled $33.3 million as of April 4, 2026. At January 3, 2026, insurance reserves totaling $97.8 million were included on the consolidated balance sheets, representing $50.4 million and $47.3 million of reserves for professional liability claims and workers’ compensation claims, respectively. Estimated receivables under the insured programs totaled $42.7 million as of January 3, 2026.

Litigation and Other Current Liabilities

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

12. RELATED PARTY TRANSACTIONS

As of April 4, 2026, one of the Company’s significant shareholders owned 7.2% of the 2025 Term Loans.

13. SEGMENT INFORMATION

The Company’s operating segments have been identified based upon how management has organized the business by services provided to customers and how the chief operating decision maker (“CODM”) manages the business and allocates resources. The CODM for the Company is the Chief Executive Officer. The Company has three operating segments and three reportable segments, Private Duty Services, Home Health & Hospice, and Medical Solutions. The PDS segment predominantly includes private duty skilled nursing services, non-clinical and personal care services, and pediatric therapy services and is primarily reimbursed by Medicaid and Medicaid MCO. The HHH segment provides home health and hospice services to predominately elderly patients and is primarily reimbursed by Medicare. Through the MS segment, the Company provides enteral nutrition and other products to adults and children, delivered on a periodic or as-needed basis and is primarily reimbursed by Medicaid and Medicaid MCO.

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

Results shown for the three-month periods ended April 4, 2026 and March 29, 2025 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

The following tables summarize the Company’s segment information for the three-month periods ended April 4, 2026 and March 29, 2025, respectively (amounts in thousands):

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the three-month period ended April 4, 2026
	PDS	HHH	MS	Total
Revenue	$535,652	$66,609	$45,654	$647,915
Cost of revenue, excluding depreciation and amortization	386,417	30,833	25,237	442,487
Gross margin	$149,235	$35,776	$20,417	$205,428
Gross margin percentage	27.9%	53.7%	44.7%	31.7%

	For the three-month period ended March 29, 2025
	PDS	HHH	MS	Total
Revenue	$459,998	$56,733	$42,493	$559,224
Cost of revenue, excluding depreciation and amortization	325,313	25,993	$24,360	375,666
Gross margin	$134,685	$30,740	$18,133	$183,558
Gross margin percentage	29.3%	54.2%	42.7%	32.8%

	For the three-month periods ended
Segment Reconciliation:	April 4, 2026	March 29, 2025
Total segment gross margin	$205,428	$183,558
Branch and regional administrative expenses	95,792	91,387
Corporate expenses	34,156	37,505
Depreciation and amortization	3,044	2,594
Acquisition-related costs	3,110	106
Other operating expense	-	165
Operating income	69,326	51,801
Interest income	1,658	132
Interest expense	(29,158)	(36,335)
Other income (expense)	3,149	(5,450)
Income before income taxes	$44,975	$10,148

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

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the three-month periods ended
	April 4, 2026	March 29, 2025
Numerator:
Net income	$41,653	$5,193
Denominator:
Weighted average shares of common stock outstanding (1), basic	214,595	194,671
Net income per share, basic	$0.19	$0.03

Weighted average shares of common stock outstanding (1), diluted	222,099	206,238
Net income per share, diluted	$0.19	$0.03
Dilutive securities outstanding not included in the computation of diluted net income per share, as their effect is antidilutive:
RSUs	1,126	-
PSUs	1,028	-
Stock options	3,206	13,001

(1)
The calculation of weighted average shares of common stock outstanding includes all vested deferred restricted stock units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations, financial condition, liquidity and cash flows for the periods presented below. This discussion should be read in conjunction with the interim unaudited consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and related notes, our “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in each case included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026 filed with the SEC. As discussed in the section above titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements that are based upon our current expectations, including with respect to our future revenues and operating results. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026.

Unless otherwise provided, “Aveanna,” “we,” “our” and the “Company” refer to Aveanna Healthcare Holdings Inc. and its consolidated subsidiaries.

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52-week or 53-week fiscal year. “Fiscal year 2026” refers to the 52-week fiscal year ending on January 2, 2027. “Fiscal year 2025” refers to the 53-week fiscal year ended on January 3, 2026. The “three-month period ended April 4, 2026”, or “first quarter of 2026” refers to the 13-week fiscal quarter ended on April 4, 2026. The “three-month period ended March 29, 2025” or “first quarter of 2025” refers to the 13-week fiscal quarter ended on March 29, 2025.

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

The following table summarizes the revenues generated by each of our segments for the three-month periods ended April 4, 2026 and March 29, 2025, respectively:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the three-month period ended April 4, 2026	$647,915	$535,652	$66,609	$45,654
Percentage of consolidated revenue		83%	10%	7%
For the three-month period ended March 29, 2025	$559,224	$459,998	$56,733	$42,493
Percentage of consolidated revenue		82%	10%	8%

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

Results of Operations

Three-Month Period Ended April 4, 2026 Compared to the Three-Month Period Ended March 29, 2025

The following table summarizes our consolidated results of operations, including Field contribution, which is a non-GAAP measure (see “Non-GAAP Financial Measures” below), for the three-month periods indicated:

	For the three-month periods ended
(dollars in thousands)	April 4, 2026	% of Revenue	March 29, 2025	% of Revenue	Change	% Change
Revenue	$647,915	100.0%	$559,224	100.0%	$88,691	15.9%
Cost of revenue, excluding depreciation and amortization	442,487	68.3%	375,666	67.2%	66,821	17.8%
Gross margin	$205,428	31.7%	$183,558	32.8%	$21,870	11.9%
Branch and regional administrative expenses	95,792	14.8%	91,387	16.3%	4,405	4.8%
Field contribution	$109,636	16.9%	$92,171	16.5%	$17,465	18.9%
Corporate expenses	34,156	5.3%	37,505	6.7%	(3,349)	-8.9%
Depreciation and amortization	3,044	0.5%	2,594	0.5%	450	17.3%
Acquisition-related costs	3,110	0.5%	106	0.0%	3,004	NM
Other operating expense	-	0.0%	165	0.0%	(165)	-100.0%
Operating income	$69,326	10.7%	$51,801	9.3%	$17,525	33.8%
Interest expense, net	(27,500)		(36,203)		8,703	-24.0%
Other income (expense)	3,149		(5,450)		8,599	-157.8%
Income tax expense	(3,322)		(4,955)		1,633	-33.0%
Net income	$41,653		$5,193		$36,460	702.1%

NM = A percentage calculation that is not meaningful due to a percentage change greater than 1000%.

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the three-month periods indicated:

	For the three-month periods ended
(dollars in thousands)	April 4, 2026	March 29, 2025	Change	% Change
Revenue	$647,915	$559,224	$88,691	15.9%
Cost of revenue, excluding depreciation and amortization	442,487	375,666	66,821	17.8%
Gross margin	$205,428	$183,558	$21,870	11.9%
Gross margin percentage	31.7%	32.8%		-1.1%	(1)
Branch and regional administrative expenses	95,792	91,387	4,405	4.8%
Field contribution	$109,636	$92,171	$17,465	18.9%
Field contribution margin	16.9%	16.5%
Corporate expenses	$34,156	$37,505	$(3,349)	-8.9%
As a percentage of revenue	5.3%	6.7%
Operating income	$69,326	$51,801	$17,525	33.8%
As a percentage of revenue	10.7%	9.3%
(1)
Represents the change in margin percentage period over period.

The following tables summarize our key performance measures by segment for the three-month periods indicated:

	PDS
	For the three-month periods ended
(dollars and hours in thousands)	April 4, 2026	March 29, 2025	Change	% Change
Revenue	$535,652	$459,998	$75,654	16.4%
Cost of revenue, excluding depreciation and amortization	386,417	325,313	61,104	18.8%
Gross margin	$149,235	$134,685	$14,550	10.8%
Gross margin percentage	27.9%	29.3%		-1.4%	(4)
Hours	12,056	10,887	1,169	10.7%
Revenue rate	$44.43	$42.25	$2.18	5.7%	(1)
Cost of revenue rate	$32.05	$29.88	$2.17	8.1%	(2)
Spread rate	$12.38	$12.37	$0.01	0.1%	(3)

	HHH
	For the three-month periods ended
(dollars and admissions/episodes in thousands)	April 4, 2026	March 29, 2025	Change	% Change
Revenue	$66,609	$56,733	$9,876	17.4%
Cost of revenue, excluding depreciation and amortization	30,833	25,993	4,840	18.6%
Gross margin	$35,776	$30,740	$5,036	16.4%
Gross margin percentage	53.7%	54.2%		-0.5%	(4)
Home health total admissions (5)	11.0	9.7	1.3	13.4%
Home health episodic admissions (6)	8.9	7.5	1.4	18.7%
Home health total episodes (7)	14.9	12.1	2.8	23.1%
Home health episodic mix (8)	80.9%	77.3%		3.6%	(10)
Home health revenue per completed episode (9)	$3,167	$3,152	$15	0.5%

	MS
	For the three-month periods ended
(dollars and UPS in thousands)	April 4, 2026	March 29, 2025	Change	% Change
Revenue	$45,654	$42,493	$3,161	7.4%
Cost of revenue, excluding depreciation and amortization	25,237	24,360	877	3.6%
Gross margin	$20,417	$18,133	$2,284	12.6%
Gross margin percentage	44.7%	42.7%		2.0%	(4)
Unique patients served (“UPS”)	93	89	4	4.5%
Revenue rate	$490.90	$477.45	$13.45	2.9%	(1)
Cost of revenue rate	$271.37	$273.71	$(2.34)	-0.9%	(2)
Spread rate	$219.53	$203.74	$15.79	8.1%	(3)

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

The following discussion of our results of operations should be read in conjunction with the foregoing tables summarizing our consolidated results of operations and key performance measures, as well as our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026.

Summary Operating Results

Operating Income

Operating income was $69.3 million for the three-month period ended April 4, 2026, as compared to operating income of $51.8 million for the three-month period ended March 29, 2025, an increase of $17.5 million, or 33.8%.

Operating income for the three-month period ended April 4, 2026 was positively impacted by an increase of $17.5 million, or 18.9%, in Field contribution as compared to the three-month period ended March 29, 2025. The $17.5 million increase in Field contribution resulted from an $88.7 million, or 15.9%, increase in consolidated revenue and a 0.4% increase in our Field contribution margin to 16.9% for the three-month period ended April 4, 2026 from 16.5% for the three-month period ended March 29, 2025. The primary driver of our higher Field contribution margin period over period was a 1.5% decrease in branch and regional administrative expenses as a percentage of revenue to 14.8% for the three-month period ended April 4, 2026 from 16.3% for the three-month period ended March 29, 2025, partially offset by a decrease in gross margin percentage from 32.8% for the three-month period ended March 29, 2025 to 31.7% for the three-month period ended April 4, 2026.

The following items primarily contributed to the $17.5 million increase in operating income for the three-month period ended April 4, 2026 compared to the three-month period ended March 29, 2025 primarily consists of:

•
the previously discussed $17.5 million increase in Field contribution;
•
a $3.3 million decrease in corporate expenses; and
•
a $0.2 million decrease in other operating expense; offset by
•
a $0.5 million increase in depreciation and amortization; and
•
a $3.0 million increase in acquisition-related costs associated with the pending acquisition of Family First.

Net Income

Net income for the three-month period ended April 4, 2026 was $41.7 million, as compared to net income of $5.2 million for the three-month period ended March 29, 2025. The $36.5 million increase in net income was primarily driven by the following:

•
the previously discussed $17.5 million increase in operating income;
•
an $8.7 million decrease in interest expense, net of interest income;
•
an aggregate $8.6 million decrease in valuation losses on interest rate derivatives and net settlements received from interest rate derivative counterparties included in other income (expense) over the comparative period; and
•
a $1.6 million decrease in income tax expense.

Revenue

Revenue was $647.9 million for the three-month period ended April 4, 2026, as compared to $559.2 million for the three-month period ended March 29, 2025, an increase of $88.7 million, or 15.9%. This increase resulted from the following segment activity:

•
a $75.7 million, or 16.4%, increase in PDS revenue;
•
a $9.9 million, or 17.4%, increase in HHH revenue; and
•
a $3.2 million, or 7.4%, increase in MS revenue.

Our PDS segment revenue growth of $75.7 million, or 16.4%, for the three-month period ended April 4, 2026 was attributable to a 10.7% increase in volume and a 5.7% increase in revenue rate. The 10.7% increase in volume was primarily attributable to growth in demand for non-clinical services and new volumes attributable to the Thrive acquisition which was completed on June 2, 2025.

The 5.7% increase in PDS revenue rate for the three-month period ended April 4, 2026, as compared to the three-month period ended March 29, 2025, resulted primarily from reimbursement rate increases issued by various state Medicaid programs and Managed Medicaid payers and improved collections on fully reserved aged receivables.

Our HHH segment revenue increase of $9.9 million, or 17.4%, for the three-month period ended April 4, 2026 resulted primarily from a 23.1% increase in total episodes compared to the first three months of 2025. Home health episodic mix increased from 77.3% for the first three months of 2025 to 80.9% for the first three months of 2026.

Our MS segment revenue growth of $3.2 million, or 7.4%, for the three-month period ended April 4, 2026, as compared to the three-month period ended March 29, 2025, was attributable to an increase in volume of 4.5% and a 2.9% increase in revenue rate, each compared to the first quarter of 2025.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $442.5 million for the three-month period ended April 4, 2026, as compared to $375.7 million for the three-month period ended March 29, 2025, an increase of $66.8 million, or 17.8%. This increase resulted from the following segment activity:

•
a $61.1 million, or 18.8%, increase in PDS cost of revenue;
•
a $4.8 million, or 18.6%, increase in HHH cost of revenue; and
•
a $0.9 million, or 3.6%, increase in MS cost of revenue.

The 18.8% increase in PDS cost of revenue for the three-month period ended April 4, 2026 resulted from the previously described 10.7% increase in PDS volume combined with an 8.1% increase in PDS cost of revenue rate. The 8.1% increase in cost of revenue rate primarily resulted from higher caregiver labor costs, including the pass-through of reimbursement rate increases and slightly higher general and professional liability expense over the comparable period.

The 18.6% increase in HHH cost of revenue for the three-month period ended April 4, 2026 was driven primarily by higher home health total episodes over the comparable period.

The 3.6% increase in MS cost of revenue for the three-month period ended April 4, 2026 was driven by the previously described 4.5% increase in MS volumes, partially offset by a 0.9% decrease in cost of revenue rate.

Gross Margin and Gross Margin Percentage

Gross margin was $205.4 million, or 31.7% of revenue, for the three-month period ended April 4, 2026, as compared to $183.6 million, or 32.8% of revenue, for the three-month period ended March 29, 2025. Gross margin increased $21.9 million, or 11.9%, from the comparable prior year quarter. The 1.1% decrease in gross margin percentage for the three-month period ended April 4, 2026 resulted from the combined changes in our revenue rates and cost of revenue rates in each of our segments, which we refer to as the change in our spread rate in our PDS and MS segments, and the change in gross margin percentage in our HHH segment, as follows:

•
a 0.1% increase in PDS spread rate from $12.37 to $12.38 driven by the 5.7% increase in PDS revenue rate, net of the 8.1% increase in PDS cost of revenue rate;
•
a 8.1% increase in MS spread rate from $203.74 to $219.53 driven by the 2.9% increase in MS revenue rate, and a 0.9% decrease in MS cost of revenue rate; and
•
our HHH segment, in which gross margin percentage decreased by 0.5%.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $95.8 million, or 14.8% of revenue, for the three-month period ended April 4, 2026, as compared to $91.4 million, or 16.3% of revenue, for the three-month period ended March 29, 2025, an increase of $4.4 million, or 4.8%.

The 4.8% increase in branch and regional administrative expenses for the three-month period ended April 4, 2026, as compared to the three-month period ended March 29, 2025, was primarily due to increased costs related to the acquisition of Thrive, which was completed on June 2, 2025 and increased our operating footprint, including adding new locations and support personnel. The overall 1.5% decrease in branch and regional administrative expenses as a percentage of revenue for the three-month period ended April 4, 2026, as compared to the three-month period ended March 29, 2025, is the result of leveraging our operating support model to effectively incorporate increased volume from acquisitions and higher demand driven from our existing operating footprint.

Field Contribution and Field Contribution Margin

Field contribution was $109.6 million, or 16.9% of revenue, for the three-month period ended April 4, 2026, as compared to $92.2 million, or 16.5% of revenue, for the three-month period ended March 29, 2025. Field contribution increased $17.5 million, or 18.9%, for the three-month period ended April 4, 2026, as compared to the three-month period ended March 29, 2025. The 0.4% increase in Field contribution margin for the three-month period ended April 4, 2026 resulted from the following:

•
a 1.5% decrease in branch and regional administrative expenses as a percentage of revenue in the three-month period ended April 4, 2026, as compared to the three-month period ended March 29, 2025; offset by
•
a 1.1% decrease in gross margin percentage in the three-month period ended April 4, 2026, as compared to the three-month period ended March 29, 2025.

Field contribution and Field contribution margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the three-month periods ended April 4, 2026 and March 29, 2025 were as follows:

	For the three-month periods ended
	April 4, 2026		March 29, 2025
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$647,915		$559,224
Corporate expense components:
Compensation and benefits	$18,842	2.9%	$19,131	3.4%
Non-cash share-based compensation	2,553	0.4%	7,443	1.3%
Professional services	6,892	1.1%	5,441	1.0%
Rent and facilities expense	3,384	0.5%	3,079	0.6%
Office and administrative	394	0.1%	389	0.1%
Other	2,091	0.3%	2,022	0.4%
Total corporate expenses	$34,156	5.3%	$37,505	6.7%

Corporate expenses were $34.2 million, or 5.3% of revenue, for the three-month period ended April 4, 2026, as compared to $37.5 million, or 6.7% of revenue, for the three-month period ended March 29, 2025. The $3.3 million, or 8.9%, decrease in corporate expenses resulted primarily from lower non-cash share-based compensation costs, primarily due to the acceleration of the expense associated with SMRP awards in the first quarter of 2025.

Depreciation and Amortization

Depreciation and amortization was $3.0 million for the three-month period ended April 4, 2026, as compared to $2.6 million for the three-month period ended March 29, 2025, an increase of $0.5 million, or 17.3%. The $0.5 million increase primarily resulted from an increase in amortization expense related to acquired tradenames from Thrive.

Acquisition-related Costs

Acquisition-related costs were $3.1 million for the three-month period ended April 4, 2026, primarily associated with the pending acquisition of Family First, as compared to $0.1 million for the three-month period ended March 29, 2025.

Other Operating Expense

There was no other operating expense for the three-month period ended April 4, 2026. Other operating expense was $0.2 million for the three-month period ended March 29, 2025.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $27.5 million for the three-month period ended April 4, 2026, as compared to $36.2 million for the three-month period ended March 29, 2025, a decrease of $8.7 million, or 24.0%. The decrease was primarily driven by a lower U.S. federal funds rate during the three-month period ended April 4, 2026 compared to the three-month period ended March 29, 2025, and the positive effect of the refinancing of our credit facility in the third quarter of 2025. The drivers above reduced our weighted average interest rate from 9.0% as of March 29, 2025 to 7.3% as of April 4, 2026, resulting in lower interest expense. Further, our interest income increased $1.5 million over the comparable periods due to improved liquidity. See further analysis under Liquidity and Capital Resources below.

Other Income (Expense)

Other income was $3.1 million for the three-month period ended April 4, 2026, as compared to other expense of $5.5 million for the three-month period ended March 29, 2025. We realized an $11.0 million decrease in non-cash valuation losses on interest rate derivatives resulting from changes in market expectations of future interest rates as of the comparable valuation dates, offset by a $2.3 million decrease in net settlements with interest rate derivative counterparties as interest rates decreased compared to the prior year period due to lower market interest rates. Details of other income (expense) included the following:

	For the three-month periods ended
(dollars in thousands)	April 4, 2026	March 29, 2025
Valuation loss to state interest rate derivatives at fair value	$(647)	$(11,602)
Net settlements received from interest rate derivative counterparties	3,752	6,007
Other	44	145
Total other income (expense)	$3,149	$(5,450)

Income Taxes

We record income tax expense during interim periods based on our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. We analyze various factors to determine the estimated annual effective income tax rate, including projections of our annual earnings, the impact of state and local income taxes, our ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. We incurred income tax expense of $3.3 million for the three-month period ended April 4, 2026, as compared to income tax expense of $5.0 million for the three-month period ended March 29, 2025. This decrease in tax expense was primarily driven by a discrete benefit that was partially offset by differences in our projections of annual earnings at the end of each comparable three-month period, as well as the changes to federal and state current tax expense and the changes in federal and state valuation allowances due to certain non-deductible expenses, most notably interest expense and executive compensation, while also including the effect of the OBBBA, which was enacted on July 4, 2025.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods indicated:

	For the three-month periods ended
(dollars in thousands)	April 4, 2026	March 29, 2025
Net income	$41,653	$5,193
Interest expense, net	27,500	36,203
Income tax expense	3,322	4,955
Depreciation and amortization	3,044	2,594
EBITDA	75,519	48,945
Goodwill, intangible and other long-lived asset impairment	(24)	167
Non-cash share-based compensation	4,147	10,996
Interest rate derivatives (1)	(3,105)	5,595
Acquisition-related costs (2)	3,110	107
Integration costs (3)	1,423	274
Legal costs and settlements associated with acquisition matters (4)	2,056	1,039
Restructuring (5)	-	336
Other legal matters (6)	25	76
Other adjustments (7)	1,200	(181)
Total adjustments (8)	$8,832	$18,409
Adjusted EBITDA	$84,351	$67,354

(1)
Represents valuation adjustments and settlements associated with interest rate derivatives that are not included in interest expense, net. Such items are included in other income (expense).
(2)
Represents transaction costs incurred in connection with planned, completed, or terminated acquisitions, which include investment banking fees, legal diligence and related documentation costs, and finance and accounting diligence and documentation, as presented on the Company’s consolidated statements of operations.
(3)
Represents (i) costs associated with our Integration Management Office, which focuses on our integration efforts and transformational projects such as systems conversions and implementations, material cost reduction and restructuring projects, among other things, of $0.5 million for the three-month period ended April 4, 2026, and $0.2 million for the three-month period ended March 29, 2025; and (ii) transitionary costs incurred to integrate acquired companies into our field and corporate operations of $0.9 million for the three-month period ended April 4, 2026, and $0.1 million for the three-month period ended March 29, 2025. Transitionary costs incurred to integrate acquired companies include IT consulting costs and related integration support costs; salary, severance and retention costs associated with duplicative acquired company personnel until such personnel are exited from the Company; accounting, legal and consulting costs; expenses and impairments related to the closure and consolidation of overlapping markets of acquired companies, including lease termination and relocation costs; costs associated with terminating legacy acquired company contracts and systems; and one-time costs associated with rebranding our acquired companies and locations to the Aveanna brand.
(4)
Represents legal and forensic costs, as well as settlements associated with resolving legal matters arising during or as a result of our acquisition-related activities. This primarily includes costs of $1.4 million for the three-month period ended April 4, 2026, and $0.9 million for the three-month period ended March 29, 2025, to comply with the U.S. Department of Justice, Antitrust Division’s grand jury subpoena related to nurse wages and hiring activities in certain of our markets, in connection with a terminated transaction.
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
(7)
Represents other costs or (income) that are either non-cash or non-core to the Company’s ongoing operations of $1.2 million for the three-month period ended April 4, 2026, and $(0.2) million for the three-month period ended March 29, 2025.
(8)
The table below reflects the increase or decrease, and aggregate impact, to the line items included in our consolidated statements of operations based upon the adjustments used in arriving at Adjusted EBITDA from EBITDA for the periods indicated:

	Impact to Adjusted EBITDA
	For the three-month periods ended
(dollars in thousands)	April 4, 2026	March 29, 2025
Cost of revenue, excluding depreciation and amortization	$(358)	$299
Branch and regional administrative expenses	2,019	3,279
Corporate expenses	7,210	9,109
Acquisition-related costs	3,110	107
Other operating expense	-	(63)
Other income (expense)	(3,149)	5,678
Total adjustments	$8,832	$18,409

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

Field contribution and Field contribution margin have limitations as analytical tools and should not be considered in isolation or as substitutes or alternatives to gross margin, gross margin percentage, net income or loss, revenue, operating income or loss, cash flows from operating activities, total indebtedness, or any other financial measures calculated in accordance with U.S. GAAP.

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

The following table reconciles gross margin to Field contribution and Field contribution margin for the periods indicated:

	For the three-month periods ended
(dollars in thousands)	April 4, 2026	March 29, 2025
Gross margin	$205,428	$183,558
Gross margin percentage	31.7%	32.8%
Branch and regional administrative expenses	95,792	91,387
Field contribution	$109,636	$92,171
Field contribution margin	16.9%	16.5%
Revenue	$647,915	$559,224

Liquidity and Capital Resources

Overview

Our principal sources of cash have historically been from cash provided by operating activities. Our principal source of liquidity in addition to cash provided by operating activities, or when we have used net cash in our operating activities, has historically been from proceeds from our credit facilities and issuances of common stock.

Our principal uses of cash and liquidity have historically been for acquisitions, interest and principal payments under our credit facilities, and financing of working capital. Payment of interest and related fees under our credit facilities is currently the most significant use of our operating cash flow. Our goal is to use cashflow provided by operations primarily as a source of cash to supplement the purchase price for acquisitions and reduce our net leverage.

For additional information with respect to the foregoing litigation matters, please see “Litigation and Other Current Liabilities" set forth in Note 11 to our interim unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

As noted in Recent Developments, we entered into an agreement to acquire Family First Holding, LLC for a purchase price of $175.5 million, subject to customary adjustments. The transaction is expected to close in the second fiscal quarter of 2026, and the acquisition is intended to be funded with a combination of cash on hand and borrowings under our Securitization Facility.

At April 4, 2026 we had $189.3 million in cash on hand, $110.0 million available to us under our Securitization Facility and approximately $225.5 million of borrowing capacity under the 2025 Refinancing Revolving Credit Facility. Available borrowing capacity under the 2025 Refinancing Revolving Credit Facility is subject to a maintenance leverage covenant that becomes effective if more than 40% of the total commitment is utilized. We believe that our operating cash flows, available cash on hand, and availability under our Securitization Facility and 2025 Refinancing Revolving Credit Facility will be sufficient to meet our cash requirements for at least the next twelve months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments and future results of operations. We cannot assure you that cash provided by operating activities or cash and cash equivalents on hand will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.

Cash Flow Activity

The following table sets forth a summary of our cash flows from operating, investing, and financing activities for the three-month periods presented:

	For the three-month periods ended
(dollars in thousands)	April 4, 2026	March 29, 2025
Net cash provided by (used in) operating activities	$4,349	$(8,632)
Net cash used in investing activities	$(4,557)	$(2,348)
Net cash used in financing activities	$(3,778)	$(1,814)

Operating Activities

The primary sources or uses of our operating cash flow are operating income or operating losses, as well as any other significant non-cash items such as depreciation, amortization and share-based compensation, and cash paid for interest. The timing of collections of accounts receivable and the payment of accounts payable, other accrued liabilities and accrued payroll can also impact and cause fluctuations in our operating cash flow. Cash provided by operating activities was $4.3 million for the three-month period ended April 4, 2026, compared to cash used in operating activities of $8.6 million for the three-month period ended March 29, 2025, an increase of $13.0 million, primarily due to:

•
improvements in operating income over the prior year period; partially offset by
•
the comparable use of cash associated with operating assets and liabilities during the first three months of 2026, including the timing of payments of certain accrued payroll and employee benefits.

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

	March 29, 2025	June 28, 2025	September 27, 2025	January 3, 2026	April 4, 2026
Days Sales Outstanding	45.6	47.2	46.0	46.3	45.4

Investing Activities

Net cash used in investing activities was $4.6 million for the three-month period ended April 4, 2026, as compared to $2.3 million for the three-month period ended March 29, 2025. The primary driver of the $2.2 million increase in cash used in the current period was increased purchases of property and equipment.

Financing Activities

Net cash used in financing activities increased by $2.0 million, from $1.8 million net cash used in financing activities for the three-month period ended March 29, 2025 to $3.8 million net cash used in financing activities for the three-month period ended April 4, 2026. The $2.0 million increase in net cash used in financing activities was primarily attributable to the absence of an ESPP purchase event in the three-month period ended April 4, 2026, due to the timing of our fiscal calendar and ESPP purchase events.

Indebtedness

We typically incur term loan indebtedness to finance our acquisitions, and we borrow under our Securitization Facility and 2025 Refinancing Revolving Credit Facility from time to time for working capital purposes, as well as to finance acquisitions, as needed. The following table presents our current and long-term obligations under our credit facilities as of April 4, 2026 and January 3, 2026, as well as related interest expense for the three-month periods ended April 4, 2026 and March 29, 2025, respectively:

	Current and Long-term					Interest Expense
(dollars in thousands)	Obligations					For the three-month periods ended
Instrument	April 4, 2026		January 3, 2026		Interest Rate as of April 4, 2026	April 4, 2026	March 29, 2025
2025 Term Loans	$1,318,375	(1)	$1,321,687	(2)	S + 3.75%	$24,817	$18,685
Second Lien Term Loan	-		-	(3)	N/A	-	12,169
2025 Refinancing Revolving Credit Facility	-	(1)	-	(2)	S + 3.75%	274	174
Securitization Facility (3)	165,000		165,000		S + 2.50%	2,753	3,262
Amortization of debt issuance costs	-		-			965	1,646
Other	-		-			349	399
Total Indebtedness	$1,483,375		$1,486,687			$29,158	$36,335
Less: unamortized debt issuance costs	(21,148)		(21,785)
Total current and long-term obligations, net of unamortized debt issuance costs	$1,462,227		$1,464,902

Weighted Average Interest Rate (4)	7.3%		7.3%

(1)
Variable rate debt instrument which accrues interest at a rate equal to the SOFR rate, plus an applicable margin.
(2)
Variable rate debt instrument which accrues interest at a rate equal to the SOFR rate, plus a credit spread adjustment (“CSA”), (subject to a minimum of 0.50%), plus an applicable margin.
(3)
The Second Lien Term Loan was paid in full as part of the Refinancing Amendment in the third quarter of 2025.
(4)
Variable rate debt instrument which accrues interest at a rate equal to the SOFR rate, plus a CSA, plus an applicable margin.
(5)
Represents the weighted average annualized interest rate based upon the outstanding balances at April 4, 2026 and January 3, 2026, respectively, and the applicable interest rates at that date.

We were in compliance with all financial covenants and restrictions related to existing credit facilities at April 4, 2026.

Contractual Obligations

Our contractual obligations consist primarily of long-term debt obligations, interest payments, and operating leases. These contractual obligations impact our short-term and long-term liquidity and capital needs. As of April 4, 2026, there were no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026.

Critical Accounting Estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026 for accounting policies and related estimates we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These critical accounting estimates include patient services and product revenue; business combinations; goodwill; and insurance reserves. There have been no changes to our critical accounting estimates or their application since the date of our Annual Report on Form 10-K for the fiscal year ended January 3, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to changing interest rates under our Securitization Facility and the 2025 Refinancing Term Facility, both of which currently bear interest at variable rates based on SOFR. As of April 4, 2026, our total amount of outstanding variable rate debt was $1,483.4 million.

As of April 4, 2026, we had two interest rate swap agreements, with an aggregate notional amount of $520.0 million, intended to limit our exposure to interest rate risk on our variable rate debt. The swap agreements pay a fixed rate of 2.03% and receive the one-month SOFR rate, subject to a 0.50% floor, with an expiration date of June 30, 2026. We do not enter into such arrangements for trading purposes.

As of April 4, 2026, we had interest rate cap agreements, with an aggregate notional amount of $880.0 million, intended to limit our exposure to interest rate risk on our variable rate debt. These cap agreements have a cap rate of 2.96%, with an expiration date of February 28, 2027. We do not enter into such arrangements for trading purposes.

On April 14, 2026, the Company entered into an additional interest rate cap agreement, effective July 1, 2026, for an aggregate notional amount of $520.0 million and a cap rate of 4.00%, effectively replacing the swap agreements expiring June 30, 2026. The premium paid for the additional interest rate cap agreement was $4.6 million. The additional interest rate cap agreement has an expiration date of December 31, 2029.

Based on our outstanding indebtedness and the effect of our interest rate swap and cap agreements at April 4, 2026, a 100 basis point increase in interest rates associated with the approximately $83.4 million of unhedged variable rate debt as of April 4, 2026 would cause interest expense to increase by approximately $0.8 million annually.

See Note 5 - Long-Term Obligations, Note 6 - Securitization Facility, and Note 8 - Derivative Financial Instruments, to the unaudited interim consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the material terms of our indebtedness and derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer, and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of April 4, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the three-month period ended April 4, 2026, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended April 4, 2026, none of the directors or officers of the Company adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

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

Aveanna Healthcare Holdings Inc.

Date: May 14, 2026	By:	/s/ Jeff Shaner
Jeff Shaner Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Matthew Buckhalter
Matthew Buckhalter Chief Financial Officer
(Principal Financial Officer)

Date: May 14, 2026	By:	/s/ Deborah Stewart
Deborah Stewart
Chief Accounting Officer (Principal Accounting Officer)