Form 10-Q
period 2026-07-04
Aveanna Healthcare Holdings, Inc.
filed 2026-08-13
CIK 1832332

other a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2026

or

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

As of August 7, 2026, the registrant had 218,219,696 shares of common stock, $0.01 par value per share, outstanding.

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
▪
our ability to identify, obtain financing for, acquire and integrate strategic and accretive businesses or assets, including in connection with our acquisition of Family First Holding, LLC;
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

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
	As of
	July 4, 2026	January 3, 2026
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97,196	$193,260
Patient accounts receivable	337,233	313,358
Receivables under insured programs	3,754	2,758
Prepaid expenses	22,227	20,940
Other current assets	17,684	29,916
Total current assets	478,094	560,232
Property and equipment, net	18,442	16,653
Operating lease right of use assets	38,437	39,034
Goodwill	1,276,019	1,121,042
Intangible assets, net	99,820	92,559
Receivables under insured programs	38,343	28,806
Deferred income taxes	136,764	137,140
Other long-term assets	20,458	16,913
Total assets	$2,106,377	$2,012,379

LIABILITIES, DEFERRED RESTRICTED STOCK UNITS, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$32,408	$31,967
Accrued payroll and employee benefits	98,245	108,085
Current portion of insurance reserves - insured programs	3,754	2,758
Current portion of insurance reserves	19,912	17,154
Securitization obligations	165,000	165,000
Current portion of long-term obligations	13,250	13,250
Current portion of operating lease liabilities	16,443	16,012
Other current liabilities	62,312	70,230
Total current liabilities	411,324	424,456
Revolving credit facility	-	-
Long-term obligations, less current portion	1,284,631	1,286,652
Long-term insurance reserves - insured programs	38,343	28,806
Long-term insurance reserves	58,106	49,061
Operating lease liabilities, less current portion	25,966	27,413
Other long-term liabilities	-	800
Total liabilities	1,818,370	1,817,188
Commitments and contingencies (Note 11)
Deferred restricted stock units	730	730
Stockholders’ equity:
Preferred stock, $0.01 par value as of July 4, 2026 and January 3, 2026
5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value, 1,000,000,000 shares authorized;
218,152,927 and 210,996,359 issued and outstanding, respectively	2,182	2,110
Additional paid-in capital	1,360,278	1,349,480
Accumulated deficit	(1,075,183)	(1,157,129)
Total stockholders’ equity	287,277	194,461
Total liabilities, deferred restricted stock units, and stockholders’ equity	$2,106,377	$2,012,379

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the three-month periods ended		For the six-month periods ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Revenue	$670,483	$589,553	$1,318,398	$1,148,777
Cost of revenue, excluding depreciation and amortization	451,958	378,753	894,445	754,419
Branch and regional administrative expenses	97,079	90,069	192,871	181,456
Corporate expenses	34,083	34,529	68,239	72,034
Depreciation and amortization	2,849	2,617	5,893	5,211
Acquisition-related costs	4,390	3,400	7,500	3,506
Other operating expense	144	151	144	316
Operating income	79,980	80,034	149,306	131,835
Interest income	1,259	129	2,917	261
Interest expense	(27,776)	(36,003)	(56,934)	(72,338)
Other income (expense)	3,010	(22)	6,159	(5,472)
Income before income taxes	56,473	44,138	101,448	54,286
Income tax expense	(16,180)	(17,113)	(19,502)	(22,068)
Net income	$40,293	$27,025	$81,946	$32,218
Net income per share:
Net income per share, basic	$0.19	$0.13	$0.38	$0.16
Weighted average shares of common stock outstanding, basic	217,799	200,968	216,197	197,819
Net income per share, diluted	$0.18	$0.13	$0.37	$0.16
Weighted average shares of common stock outstanding, diluted	224,864	210,442	223,482	206,763

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except share data)
(Unaudited)

	For the three-month period ended July 4, 2026
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, April 4, 2026	217,510,046	$2,175	$1,353,353	$(1,115,476)	240,052
Issuance of vested restricted shares	219,532	2	(2)	-	-
Employee stock purchase plan	354,260	4	2,457		2,461
Stock option exercise	69,089	1	336	-	337
Non-cash share-based compensation	-	-	4,134	-	4,134
Net income	-	-	-	40,293	40,293
Balance, July 4, 2026	218,152,927	$2,182	$1,360,278	$(1,075,183)	$287,277

	For the three-month period ended June 28, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, March 29, 2025	195,093,866	$1,951	$1,274,889	$(1,376,970)	$(100,130)
Issuance of shares in connection with acquisition	11,184,588	112	59,726	-	59,838
Issuance of vested restricted shares	1,980,939	20	(3,904)	-	(3,884)
Non-cash share-based compensation	-	-	5,159	-	5,159
Net income	-	-	-	27,025	27,025
Balance, June 28, 2025	208,259,393	$2,083	$1,335,870	$(1,349,945)	$(11,992)

	For the six-month period ended July 4, 2026
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 3, 2026	210,996,359	$2,110	$1,349,480	$(1,157,129)	$194,461
Issuance of vested restricted shares	6,678,219	67	(545)	-	(478)
Employee stock purchase plan	354,260	4	2,457	-	2,461
Stock option exercise	124,089	1	604		605
Non-cash share-based compensation	-	-	8,282	-	8,282
Net income	-	-	-	81,946	81,946
Balance, July 4, 2026	218,152,927	$2,182	$1,360,278	$(1,075,183)	$287,277

	For the six-month period ended June 28, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 28, 2024	193,225,177	$1,932	$1,256,680	$(1,382,163)	$(123,551)
Issuance of shares in connection with acquisition	11,184,588	$112	$59,726	$-	$59,838
Issuance of vested restricted shares	3,001,955	30	(5,591)	-	(5,561)
Employee stock purchase plan	847,673	9	1,782	-	1,791
Non-cash share-based compensation	-	-	23,273	-	23,273
Net income	-	-	-	32,218	32,218
Balance, June 28, 2025	208,259,393	$2,083	$1,335,870	$(1,349,945)	$(11,992)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the six-month periods ended
	July 4, 2026	June 28, 2025
Cash Flows From Operating Activities:
Net income	$81,946	$32,218
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,893	5,211
Amortization of deferred debt issuance costs	1,948	3,350
Reduction in carrying amount of operating lease right of use assets	9,295	8,704
Non-cash share-based compensation	8,282	16,155
Loss on disposal or impairment of licenses, property and equipment, and software	120	319
Fair value adjustments on interest rate derivatives	1,230	17,580
Deferred income taxes	-	607
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(12,819)	(31,033)
Prepaid expenses	1,009	1,490
Other current and long-term assets	7,345	(3,813)
Accounts payable and other accrued liabilities	94	8,191
Accrued payroll and employee benefits	(12,158)	111
Insurance reserves	9,573	(4,929)
Operating lease liabilities	(9,714)	(9,479)
Other current and long-term liabilities	(6,767)	(1,745)
Net cash provided by operating activities	85,277	42,937
Cash Flows From Investing Activities:
Acquisitions of businesses, net of cash acquired	(169,443)	(14,853)
Payment for interest rate cap premium	(4,634)	-
Purchases of property and equipment, and software	(5,847)	(3,477)
Net cash used in investing activities	(179,924)	(18,330)
Cash Flows From Financing Activities:
Payment for shares withheld to cover employee taxes on vesting of restricted stock	(478)	(6,292)
Proceeds from exercise of options	605	-
Proceeds from employee stock purchase plan	2,461	1,791
Principal payments on term loans	(3,312)	(4,600)
Principal payments on notes payable	(4,961)	(4,086)
Payment of debt issuance costs	-	(1,114)
Settlements with interest rate swap counterparties	4,268	6,144
Net cash used in financing activities	(1,417)	(8,157)
Net change in cash and cash equivalents	(96,064)	16,450
Cash and cash equivalents at beginning of period	193,260	84,288
Cash and cash equivalents at end of period	$97,196	$100,738

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$54,884	$69,193
Cash paid for income taxes, net of refunds received	$12,973	$15,723
Financed insurance premiums	$1,669	$1,842

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

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited consolidated financial statements do not include all the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, these interim unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of July 4, 2026 and the results of operations for the three and six-month periods ended July 4, 2026 and June 28, 2025, respectively. The results reported in these interim unaudited consolidated financial statements should not be regarded as indicative of results that may be expected for any future period or the year ending January 2, 2027. These interim unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended January 3, 2026 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2026.

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52 or 53-week fiscal year. The interim unaudited consolidated balance sheets reflect the accounts of the Company as of July 4, 2026 and January 3, 2026. For the three-month periods ended July 4, 2026 and June 28, 2025, the interim unaudited consolidated statements of operations and stockholders' equity (deficit) reflect the accounts of the Company from April 5, 2026 through July 4, 2026 and March 30, 2025 through June 28, 2025, respectively, each of which include 13 weeks. For the six-month periods ended July 4, 2026 and June 28, 2025, the interim unaudited consolidated statements of operations, stockholders' equity (deficit), and cash flows reflect the accounts of the Company from January 4, 2026, through July 4, 2026 and December 29, 2024 through June 28, 2025, respectively, each of which includes 26 weeks.

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

Most contracts contain variable consideration; however, it is unlikely that a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payers and by implicit price concessions which the Company estimates based on its historical collection experience. Management estimates the transaction price on a payer-specific basis given its interpretation of the applicable regulations or contract terms. Updated regulations and contract negotiations occur frequently, necessitating regular review and assessment by management. There were no material revenue adjustments recognized from performance obligations satisfied or partially satisfied in previous periods for the three and six-month periods ended July 4, 2026 or June 28, 2025, respectively.

As of July 4, 2026 and January 3, 2026, estimated contractual adjustments and implicit price concessions of $101.1 million and $106.5 million, respectively, were recorded as reductions to patient accounts receivable balances to arrive at the estimated collectible revenue and patient accounts receivable. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of operating expenses in the consolidated statements of operations. The Company did not record any bad debt expense for the three and six-month periods ended July 4, 2026 or June 28, 2025, respectively.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents revenue by payer type as a percentage of total revenue for the three and six-month periods ended July 4, 2026 and June 28, 2025, respectively:

	For the three-month periods ended		For the six-month periods ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Medicaid MCO	59.4%	58.6%	59.4%	58.6%
Medicaid	21.1%	22.2%	21.4%	22.5%
Commercial	9.3%	9.4%	9.1%	9.1%
Medicare	10.0%	9.7%	9.9%	9.7%
Self-pay	0.2%	0.1%	0.2%	0.1%
Total revenue	100.0%	100.0%	100.0%	100.0%

4. ACQUISITION

On March 9, 2026, Pediatric Services of America, LLC, a subsidiary of the Company, entered into an Equity Interest Purchase Agreement (the "Purchase Agreement") to acquire 100% of the equity interests in Family First Holding, LLC ("Family First") for a purchase price of $175.5 million, subject to customary adjustments for working capital and other items (the "Acquisition"). Family First provides pediatric home care across seven states including Florida and Texas.

On June 1, 2026, the Company paid approximately $173.7 million in cash as consideration, after customary adjustments for working capital and other items, upon the closing of the Acquisition. The Company funded the Acquisition with cash on hand.

The Purchase Agreement provides for customary purchase price adjustments, and $10.8 million of cash held in escrows for various periods up to 24 months following the closing to support obligations under the Purchase Agreement.

The preliminary purchase price allocation as of the acquisition date, reflecting measurement period adjustments made during the respective period, is as follows (amounts in thousands):

Entity	Family First
Acquisition Date	June 1, 2026
Cash consideration	$173,734

Cash and cash equivalents	$4,291
Patient accounts receivable	10,698
Other identifiable assets and liabilities, net	(5,869)
Intangible assets - licenses	7,250
Intangible assets - trade names	1,150
Total identifiable net assets	17,520
Goodwill	156,214
Total	$173,734

The purchase price allocation is preliminary pending a final analysis of the impact of income taxes and finalization of the fair value of intangible assets and net working capital. Acquired trade names are amortized over a 1-year useful life and licenses are classified as indefinite-lived intangible assets. The preliminary goodwill recognized is attributable to the excess of the particular purchase price of the Acquisition over the fair value of identifiable net assets acquired, including other identified intangible assets. Goodwill is primarily attributable to expected synergies resulting from the Acquisition. Preliminary goodwill of $156.2 million is expected to be deductible for income tax purposes.

On June 2, 2025, the Company, Thrive Skilled Pediatric Care, LLC, a Delaware limited liability company (“Thrive”), and other parties thereto completed a Plan of Merger (the “Merger Agreement”), in which Thrive became a wholly-owned subsidiary of the Company (collectively, the “Merger”). The Company paid approximately $75.7 million as consideration in cash and common stock. The final purchase price allocation, reflecting measurement period adjustments made during the subsequent periods are as follows (amounts in thousands):

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Entity	Thrive
Acquisition Date	June 2, 2025
Cash consideration	$15,855
Share-based consideration	59,838
Total	$75,693

Cash and cash equivalents	$1,002
Patient accounts receivable	18,306
Other identifiable assets and liabilities, net	(14,408)
Intangible assets - licenses	5,000
Intangible assets - trade names	540
Total identifiable net assets	10,440
Goodwill	65,253
Total	$75,693

Preliminary goodwill and measurement adjustments were allocated to segments as follows (amounts in thousands):

	PDS	HHH	MS	Total
Balance at January 3, 2026 , net (1)	$964,218	$46,188	$110,636	$1,121,042
Addition	156,214	-	-	156,214
Measurement period adjustments	(1,237)	-	-	(1,237)
Balance at July 4, 2026, net (1)	$1,119,195	$46,188	$110,636	$1,276,019

(1) Goodwill balance is net of accumulated impairment losses of $608.0 million for PDS, $119.8 million for MS, and $487.4 million for HHH.

The Company incurred transaction costs of $4.4 million and $7.5 million during the three and six-month periods ended July 4, 2026, respectively primarily related to the Acquisition. These costs are included in acquisition-related costs in the interim unaudited consolidated statement of operations. Acquisition-related costs during the three and six-month periods ended June 28, 2025 of $3.4 million and $3.5 million, respectively, primarily relate to the previous acquisition of Thrive, completed on June 2, 2025.

Pro forma financial information related to the above acquisitions has not been provided as the transactions were determined to not be significant to the Company in accordance with Regulation S-X. The results of operations following the acquisition of Family First on June 1, 2026 are included in the Company’s consolidated results of operations for the three and six-month periods ended July 4, 2026. The results of operations following the acquisition of Thrive on June 2, 2025 are included in the Company's consolidated results of operations for the three and six-month periods ended July 4, 2026 and June 28, 2025.

5. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following as of July 4, 2026 and January 3, 2026, respectively (dollar amounts in thousands):

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Instrument	Stated Maturity Date	Contractual Interest Rate as of July 4, 2026	Interest Rate as of July 4, 2026	July 4, 2026	January 3, 2026
2026 Term Loans (1)	09/2032	S + 3.00%	6.64%	$1,318,375	$1,321,687
2026 Refinancing Revolving Credit Facility (1)	09/2030	S + 3.00%	6.64%	-	-
Total principal amount of long-term obligations				1,318,375	1,321,687
Less: unamortized debt issuance costs				(20,494)	(21,785)
Total amount of long-term obligations, net of unamortized debt issuance costs				1,297,881	1,299,902
Less: current portion of long-term obligations				(13,250)	(13,250)
Total amount of long-term obligations, net of unamortized debt issuance costs, less current portion				$1,284,631	$1,286,652
(1) S = One-month SOFR

On May 26, 2026, Aveanna Healthcare LLC (the “Borrower”), a wholly owned subsidiary of the Company, entered into the thirteenth amendment (the "Amendment") to its First Lien Credit Agreement, dated as of March 16, 2017 (as further amended, supplemented, or otherwise modified from time to time, the "Existing Credit Agreement"), which constituted a repricing of the facilities under the Existing Credit Agreement resulting in a 0.50% reduction to applicable interest rate margins (the Existing Credit Agreement, as amended by the Amendment, the "Credit Agreement"). Pursuant to the Amendment, the outstanding senior secured term loans under the Existing Credit Agreement were refinanced with new senior secured term loans in an aggregate principal amount of $1.3 billion (the “2026 Term Loans”) and the existing $250.0 million senior secured revolving credit facility was refinanced with a new $250.0 million senior secured revolving credit facility (the “2026 Refinancing Revolving Credit Facility” and, together with the 2026 Term Loans, the “2026 Facilities”). On May 28, 2026, based on certain terms of the Amendment, and as the result of a favorable credit agency rating improvement, the applicable interest rate margins were decreased by an additional 0.25%.

In accordance with ASC 470-50-40, Debt Modification and Extinguishments, the Amendment related to the 2026 Facilities was accounted for as a modification of debt, as lenders in the 2026 Facilities did not change. Third party fees were recorded as debt modification expense of $1.5 million and included in Corporate expenses on the consolidated statements of operations for both the three and six-month periods ended July 4, 2026.

As a result of the repricing above, as of July 4, 2026, the 2026 Term Loans under the Credit Agreement bear interest at a rate equal to, at the election of the Borrower, Term SOFR (as defined in the Credit Agreement) plus an applicable margin equal to 3.00% per annum or an alternative base rate ("ABR") plus an applicable margin equal to 2.00% per annum. Loans under the 2026 Refinancing Revolving Credit Facility bear interest at a rate equal to, at the election of the Borrower, Term SOFR, plus an applicable margin equal to 3.00% per annum or a base rate plus an applicable margin equal to 2.00% per annum, so long as the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement) is greater than 3.90 to 1.00 as of the last day of the preceding fiscal quarter, subject to (a) a decrease of 0.25% in the event that, and for so long as, the Consolidated First Lien Net Leverage Ratio is less than or equal to 3.90 to 1.00 and greater than 3.40 to 1.00 as of the last day of the preceding fiscal quarter and (b) a decrease of 0.50% in the event that, and for so long as, the Consolidated First Lien Net Leverage Ratio is less than or equal to 3.40 to 1.00 as of the last day of the preceding fiscal quarter. As of July 4, 2026, the principal amount of the 2026 Term Loans and borrowings under the 2026 Refinancing Revolving Credit Facility each accrued interest at a rate of 6.64%.

Debt issuance costs related to the term loans are recorded as a direct deduction from the carrying amount of the debt. The balances for debt issuance costs related to the term loans as of July 4, 2026 and January 3, 2026 were $20.5 million and $21.8 million, respectively. Debt issuance costs related to the 2026 Refinancing Revolving Credit Facility are recorded within other long-term assets. The balances for debt issuance costs related to the 2026 Refinancing Revolving Credit Facility as of July 4, 2026 and January 3, 2026 were $2.9 million and $3.2 million, respectively. The Company recognized interest expense related to the amortization of debt issuance costs of $0.8 million and $1.6 million for the three and six-month periods ended July 4, 2026, respectively, and $1.5 million and $3.1 million for the three and six-month periods ended June 28, 2025, respectively.

Issued letters of credit as of July 4, 2026 and January 3, 2026 were both $24.5 million. There were no swingline loans outstanding as of July 4, 2026 or January 3, 2026. Borrowing capacity under the Company's 2026 Refinancing Revolving Credit Facility was

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

approximately $225.5 million as of July 4, 2026. Available borrowing capacity under the 2026 Refinancing Revolving Credit Facility is subject to a maintenance leverage covenant that becomes effective if more than 40% of the total commitment is utilized.

The fair value of the Company's long-term obligations was estimated using market-observable inputs from the Company’s comparable peers with public debt, including quoted prices in active markets, which are considered Level 2 inputs. The aggregate fair value of the Company's long-term obligations was $1,323.3 million at July 4, 2026.

The Company was in compliance with all financial covenants and restrictions under the foregoing instruments at July 4, 2026.

6. SECURITIZATION FACILITY

On November 12, 2021, the Company (through a wholly owned special purpose entity, Aveanna SPV I, LLC) (the “special purpose entity”) and a lending institution entered into a Receivables Financing Agreement, which, as amended, has a scheduled termination date of June 25, 2028 (as amended, the “Securitization Facility”). On June 25, 2025, the Company amended the Securitization Facility to increase the maximum amount available thereunder from $225.0 million to $275.0 million, subject to certain borrowing base requirements. The Securitization Facility was further amended on June 25, 2026 to remove the previously disclosed additional credit spread adjustment ("CSA"). The balances for debt issuance costs related to the Securitization Facility as of July 4, 2026 and January 3, 2026 were $1.3 million and $1.6 million, respectively and included in other long-term assets. The Company recognized interest expense related to the amortization of debt issuance costs of $0.2 million and $0.3 million for the three and six-month periods ended July 4, 2026, respectively, and $0.2 million and $0.3 million for the three and six-month periods ended June 28, 2025, respectively.

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

The outstanding balance under the Securitization Facility was $165.0 million at July 4, 2026 and $165.0 million at January 3, 2026. The balance accrues interest at a rate equal to the SOFR rate. The interest rate under the Securitization Facility was 6.17% at July 4, 2026. See Note 15 - Subsequent Event for additional disclosure regarding the Securitization Facility.

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

The Company’s other assets measured at fair value were as follows (amounts in thousands):

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Fair Value Measurements at July 4, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$12,033	$-	$12,033
Total derivative assets	$-	$12,033	$-	$12,033

	Fair Value Measurements at January 3, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$4,778	$-	$4,778
Interest rate swap agreements	-	3,851	-	3,851
Total derivative assets	$-	$8,629	$-	$8,629

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

8. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates, and the Company seeks to mitigate a portion of this risk by entering into derivative contracts. The derivatives the Company has used are interest rate swaps and interest rate caps. The Company recognizes derivatives as either assets or liabilities at fair value on the interim unaudited consolidated balance sheets and does not designate the derivatives as hedging instruments. Changes in the fair value of derivatives are therefore recorded in earnings throughout the terms of the respective derivatives.

The Company has multiple interest rate cap agreements. The cap agreements with an expiration date of February 28, 2027 (the "2027 Caps") have an aggregate notional amount of $880.0 million and a cap rate of 2.96%. The 2027 Caps provide that the counterparty pays the Company the amount by which SOFR exceeds 2.96%. On April 14, 2026, the Company entered into an additional interest rate cap agreement, effective June 30, 2026 with an expiration date of December 31, 2029 (the "2029 Cap"), for an aggregate notional amount of $520.0 million. The 2029 Cap provides that the counterparty pays the Company the amount by which SOFR exceeds 4.00%. The premium paid for the 2029 Cap was $4.6 million. The fair value of the interest rate cap agreements was $12.0 million at July 4, 2026 and $4.8 million at January 3, 2026. The 2027 Caps are included in other current assets in the interim unaudited consolidated balance sheet at July 4, 2026 and other long term assets in the consolidated balance sheet at January 3, 2026. The 2029 Cap is included in other long term assets in the interim unaudited consolidated balance sheet at July 4, 2026. The Company does not apply hedge accounting to interest rate cap agreements and records all mark-to-market adjustments directly to other income (expense) in the consolidated statements of operations, which are included within cash flows from operating activities in the consolidated statement of cash flows. The proceeds received from cap counterparties under the cap agreements are recognized through cash flows from operating activities in the consolidated statements of cash flows.

The Company had two interest rate swap agreements intended to limit its exposure to interest rate risk on its variable rate debt. These swaps expired on June 30, 2026. Since July 1, 2023, the interest rate swap agreements have paid a fixed rate of 2.03% and received the one-month SOFR rate, subject to a 0.50% floor. The aggregate notional amount of the interest rate swaps was $520.0 million at January 3, 2026. The fair value of the interest rate swaps was $3.9 million at January 3, 2026. The fair value of the interest rate swaps was included in other current assets in the consolidated balance sheet at January 3, 2026. The Company did not apply hedge accounting to these agreements and recorded all mark-to-market adjustments directly to other income (expense) in the consolidated statements of operations, which are included within cash flows from operating activities in the consolidated statements of cash flows. The net settlements incurred with swap counterparties under the swap agreements were recognized through cash flows from financing activities in the consolidated statements of cash flows due to an other-than-insignificant financing element on the interest rate swaps.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following losses and gains from these derivatives not designated as hedging instruments were recognized in the Company’s consolidated statements of operations for the three and six-month periods ended July 4, 2026 and June 28, 2025, respectively (amounts in thousands):

	Statement of Operations	For the three-month periods ended
	Classification	July 4, 2026	June 28, 2025
Interest rate cap agreements	Other income (expense)	$1,431	$(3,656)
Interest rate swap agreements	Other income (expense)	$(2,014)	$(2,322)

	Statement of Operations	For the six-month periods ended
	Classification	July 4, 2026	June 28, 2025
Interest rate cap agreements	Other income (expense)	$2,621	$(11,126)
Interest rate swap agreements	Other income (expense)	$(3,851)	$(6,454)

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

The Company recorded income tax expense of $16.2 million and $19.5 million for the three and six-month periods ended July 4, 2026, respectively, and income tax expense of $17.1 million and $22.1 million for the three and six-month periods ended June 28, 2025, respectively.

The Company’s effective tax rate was 28.7% and 19.2% for the three and six-month periods ended July 4, 2026, respectively, and 38.8% and 40.7% for the three and six-month periods ended June 28, 2025, respectively. The effective tax rates for the three and six-month periods ended July 4, 2026 and June 28, 2025 differed from the statutory rate of 21% primarily due to certain non-deductible expenses, most notably interest expense and executive compensation, and the changes in the valuation allowance recorded against certain deferred tax assets. The three and six-month periods ended July 4, 2026 also included a discrete benefit that resulted in the effective rate differing from the statutory rate.

For the three and six-month periods ended July 4, 2026, there were no material changes to the Company's uncertain tax positions. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions in income tax expense in the accompanying consolidated statements of operations.

10. SHARE-BASED COMPENSATION

Director Restricted Stock Units

In February 2026, the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") approved grants of 97,102 restricted stock units, with a grant date per share fair value of $7.93, to certain independent Directors ("Director RSUs") under the Company's 2021 Omnibus Stock Incentive Plan (the "2021 Omnibus Incentive Plan"). Director RSUs vest on the first anniversary of the grant date, and each RSU settles for one share of common stock upon vesting. The Company recorded compensation expense of $0.2 million and $0.4 million for the three and six-month periods ended July 4, 2026, respectively, and $0.3 million and $0.4 million for the three and six-month periods ended June 28, 2025, respectively, which is included in corporate expenses in the interim unaudited consolidated statements of operations. Unrecognized compensation expense as of July 4, 2026 associated with outstanding director restricted stock units was $0.5 million.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-Term Incentive Plan ("LTIP")

In February 2026, the Compensation Committee approved grants of restricted stock units ("RSUs") and performance stock units ("PSUs") under the Company's 2021 Omnibus Stock Incentive Plan. Annual grants of RSUs and PSUs have been awarded since fiscal year 2022. Upon vesting, each RSU and each PSU settles for one share of common stock.

The RSUs are subject to a three-year service-based cliff vesting schedule commencing on the date of grant. Compensation cost for the RSUs is measured based on the grant date fair value of each underlying share of common stock and the number of RSUs granted and is recognized over the applicable vesting period on a straight-line basis. In February 2026, the Company granted 1,046,377 RSUs with a grant date per share fair value of $7.93. The Company recorded compensation expense, net of forfeitures, of $1.7 million and $3.2 million for the three and six-month periods ended July 4, 2026, respectively, and $1.5 million and $3.1 million for the three and six-month periods ended June 28, 2025, respectively, which is included in corporate and branch and regional administrative expenses in the interim unaudited consolidated statements of operations. Unrecognized compensation expense was $12.5 million as of July 4, 2026.

The PSUs contain performance criterion based on adjusted EBITDA targets for each of the three years during the vesting period. Achievement of any annual target during the three years subsequent to the grant date results in a cumulative achievement event for the target year and any prior year award not previously achieved. Additionally, the PSUs are subject to a three-year service-based cliff vesting schedule commencing on the date of grant. The PSUs have service and performance conditions, and compensation cost is initially measured based on the grant date fair value of each underlying share of common stock. Cumulative compensation cost is subsequently adjusted at the end of each reporting period to reflect the current estimation of achieving the performance condition. In February 2026, the Company granted 1,044,791 PSUs with a weighted average grant date per share fair value of $7.93. The Company recorded compensation expense, net of forfeitures, of $1.7 million and $3.5 million for the three and six-month periods ended July 4, 2026, respectively, and $2.2 million and $2.7 million for the three and six-month periods ended June 28, 2025, respectively, which is included in corporate and branch and regional administrative expenses in the interim unaudited consolidated statements of operations. Unrecognized compensation expense was $12.2 million as of July 4, 2026.

Senior Management Retention Plan ("SMRP")

In the second quarter of 2023, the Compensation Committee approved SMRP awards to certain members of management to be paid in the form of RSUs under the 2021 Omnibus Stock Incentive Plan. The awards were granted based on a fixed dollar value for each member of senior management included in the plan. The performance condition related to the SMRP was achieved on March 29, 2025, resulting in the acceleration of the related compensation expense of the awards. The Company recorded no compensation expense during the three and six month periods ended July 4, 2026 or the three-month period ended June 28, 2025, and $7.6 million during the six-month period ended June 28, 2025, which is included in corporate expenses and branch and regional administrative expenses in the interim unaudited consolidated statements of operations. There was no unrecognized compensation expense as of July 4, 2026.

Total compensation expense, net of forfeitures, for all awards under the Company's 2021 Omnibus Incentive Plan was $3.6 million and $7.1 million for the three and six-month periods ended July 4, 2026 and $4.7 million and $15.2 million for the three and six-month periods ended June 28, 2025, respectively. Total unrecognized compensation expense for all awards under the 2021 Omnibus Incentive Plan was $25.2 million as of July 4, 2026.

Employee Stock Purchase Plan

During the three and six-month periods ended July 4, 2026, participants in the Company's Employee Stock Purchase Plan purchased a total of 354,260 shares of common stock at a weighted average price of approximately $6.94 per share. During the six-month period ended June 28, 2025, participants purchased 847,673 shares of common stock at a weighted average price of approximately $2.11 per share.

The Company recorded compensation expense of $0.6 million and $1.2 million for the three and six-month periods ended July 4, 2026, respectively, and $0.5 million and $0.9 million for the three and six-month periods ended June 28, 2025, respectively, which is included in corporate expenses, branch and regional administrative expenses and cost of revenue, excluding depreciation and amortization in the interim unaudited consolidated statements of operations.

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

Since October 1, 2025, the Company has maintained primary commercial insurance coverage on a claims-made basis for professional liability claims with a $2.0 million per claim deductible, a $2.0 million aggregate buffer retention, and $5.0 million per claim and annual aggregate limits. Prior to October 1, 2025, the Company maintained primary commercial insurance coverage on a claims made basis for professional liability claims with varying deductibles by policy year from $0.5 million to $2.0 million on a per claim basis and $4.5 million to $6.0 million per claim and annual aggregate limits. Moreover, the Company maintains excess insurance coverage for professional liability claims to cover any claims over the aggregate limits. In addition, the Company maintains workers’ compensation insurance with $0.5 million per claim deductible and statutory limits. The Company reimburses insurance carriers for deductible losses under these policies. The Company’s insurance carriers require collateral to secure the Company’s obligation to reimburse insurance carriers for these deductible payments. Collateral as of July 4, 2026 was comprised of $24.5 million of issued letters of credit. Collateral as of January 3, 2026 was comprised of $24.5 million of issued letters of credit.

As of July 4, 2026, insurance reserves totaling $120.1 million were included on the interim unaudited consolidated balance sheets, representing $67.9 million and $52.2 million of reserves for professional liability claims and workers’ compensation claims, respectively. Estimated receivables under the insured programs totaled $42.1 million as of July 4, 2026. At January 3, 2026, insurance reserves totaling $97.8 million were included on the consolidated balance sheets, representing $50.4 million and $47.3 million of reserves for professional liability claims and workers’ compensation claims, respectively. Estimated receivables under the insured programs totaled $31.6 million as of January 3, 2026.

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

12. RELATED PARTY TRANSACTIONS

As of July 4, 2026, one of the Company’s significant shareholders owned 7.2% of the 2026 Term Loans.

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

Results shown for the three and six-month periods ended July 4, 2026 and June 28, 2025 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

The following tables summarize the Company’s segment information for the three and six-month periods ended July 4, 2026 and June 28, 2025, respectively (amounts in thousands):

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the three-month period ended July 4, 2026
	PDS	HHH	MS	Total
Revenue	$553,929	$69,023	$47,531	$670,483
Cost of revenue, excluding depreciation and amortization	394,047	31,837	26,074	451,958
Gross margin	$159,882	$37,186	$21,457	$218,525
Gross margin percentage	28.9%	53.9%	45.1%	32.6%

	For the three-month period ended June 28, 2025
	PDS	HHH	MS	Total
Revenue	$486,012	$60,112	$43,429	$589,553
Cost of revenue, excluding depreciation and amortization	328,078	27,048	$23,627	378,753
Gross margin	$157,934	$33,064	$19,802	$210,800
Gross margin percentage	32.5%	55.0%	45.6%	35.8%

	For the six-month period ended July 4, 2026
	PDS	HHH	MS	Total
Revenue	$1,089,581	$135,632	$93,185	$1,318,398
Cost of revenue, excluding depreciation and amortization	780,464	62,670	51,311	894,445
Gross margin	$309,117	$72,962	$41,874	$423,953
Gross margin percentage	28.4%	53.8%	44.9%	32.2%

	For the six-month period ended June 28, 2025
	PDS	HHH	MS	Total
Revenue	$946,010	$116,845	$85,922	$1,148,777
Cost of revenue, excluding depreciation and amortization	653,391	53,041	$47,987	754,419
Gross margin	$292,619	$63,804	$37,935	$394,358
Gross margin percentage	30.9%	54.6%	44.2%	34.3%

	For the three-month periods ended		For the six-month periods ended
Segment Reconciliation:	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Total segment gross margin	$218,525	$210,800	$423,953	$394,358
Branch and regional administrative expenses	97,079	90,069	192,871	181,456
Corporate expenses	34,083	34,529	68,239	72,034
Depreciation and amortization	2,849	2,617	5,893	5,211
Acquisition-related costs	4,390	3,400	7,500	3,506
Other operating expense	144	151	144	316
Operating income	79,980	80,034	149,306	131,835
Interest income	1,259	129	2,917	261
Interest expense	(27,776)	(36,003)	(56,934)	(72,338)
Other income (expense)	3,010	(22)	6,159	(5,472)
Income before income taxes	$56,473	$44,138	$101,448	$54,286

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

	For the three-month periods ended		For the six-month periods ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Numerator:
Net income	$40,293	$27,025	$81,946	$32,218
Denominator:
Weighted average shares of common stock outstanding (1), basic	217,799	200,968	216,197	197,819
Net income per share, basic	$0.19	$0.13	$0.38	$0.16

Weighted average shares of common stock outstanding (1), diluted	224,864	210,442	223,482	206,763
Net income per share, diluted	$0.18	$0.13	$0.37	$0.16
Dilutive securities outstanding not included in the computation of diluted net income per share, as their effect is antidilutive:
RSUs	1,011	70	1,011	70
PSUs	1,010	-	1,010	-
Stock options	3,206	3,206	3,206	3,206

(1)
The calculation of weighted average shares of common stock outstanding includes all vested deferred restricted stock units.

15. SUBSEQUENT EVENT

On July 6, 2026, in accordance with certain required minimum funding provisions in the Securitization Facility Agreement, as amended, the Company increased borrowings under the Securitization Facility by $41.3 million. The total outstanding borrowings under the Securitization Facility was $206.3 million subsequent to the additional required minimum borrowing.

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

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52-week or 53-week fiscal year. “Fiscal year 2026” refers to the 52-week fiscal year ending on January 2, 2027. “Fiscal year 2025” refers to the 53-week fiscal year ended on January 3, 2026. The “three-month period ended July 4, 2026”, or “second quarter of 2026” refers to the 13-week fiscal quarter ended on July 4, 2026. The “three-month period ended June 28, 2025” or “second quarter of 2025” refers to the 13-week fiscal quarter ended on June 28, 2025. The "six-month period ended July 4, 2026", or "first six months of 2026", refers to the period from January 4, 2026 through July 4, 2026. The "six-month period ended June 28, 2025", or "first six months of 2025", refers to the period from December 29, 2024 through June 28, 2025.

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

The following table summarizes the revenues generated by each of our segments for the three-month periods ended July 4, 2026 and June 28, 2025, respectively:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the three-month period ended July 4, 2026	$670,483	$553,929	$69,023	$47,531
Percentage of consolidated revenue		83%	10%	7%
For the three-month period ended June 28, 2025	$589,553	$486,012	$60,112	$43,429
Percentage of consolidated revenue		83%	10%	7%

The following table summarizes the revenues generated by each of our segments for the six-month periods ended July 4, 2026 and June 28, 2025, respectively:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the six-month period ended July 4, 2026	$1,318,398	$1,089,581	$135,632	$93,185
Percentage of consolidated revenue		83%	10%	7%
For the six-month period ended June 28, 2025	$1,148,777	$946,010	$116,845	$85,922
Percentage of consolidated revenue		82%	10%	8%

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

Recent Developments

Acquisition of Family First Homecare

On June 1, 2026, the Company completed the acquisition of Family First Holding, LLC, a scaled, multi-state provider of pediatric home care that primarily provides skilled Private Duty Nursing services with 27 locations in seven states including Florida, Illinois, Iowa, Pennsylvania, South Dakota, Texas, and North Carolina. The Company paid $173.7 million in cash as consideration, after customary adjustments for working capital and other items, funded with cash on hand. The operating results of Family First Holding, LLC subsequent to the acquisition date are included in our PDS operating segment.

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

Results of Operations

Three-Month Period Ended July 4, 2026 Compared to the Three-Month Period Ended June 28, 2025

The following table summarizes our consolidated results of operations, including Field contribution, which is a non-GAAP measure (see “Non-GAAP Financial Measures” below), for the three-month periods indicated:

	For the three-month periods ended
(dollars in thousands)	July 4, 2026	% of Revenue	June 28, 2025	% of Revenue	Change	% Change
Revenue	$670,483	100.0%	$589,553	100.0%	$80,930	13.7%
Cost of revenue, excluding depreciation and amortization	451,958	67.4%	378,753	64.2%	73,205	19.3%
Gross margin	$218,525	32.6%	$210,800	35.8%	$7,725	3.7%
Branch and regional administrative expenses	97,079	14.5%	90,069	15.3%	7,010	7.8%
Field contribution	$121,446	18.1%	$120,731	20.5%	$715	0.6%
Corporate expenses	34,083	5.1%	34,529	5.9%	(446)	-1.3%
Depreciation and amortization	2,849	0.4%	2,617	0.4%	232	8.9%
Acquisition-related costs	4,390	0.7%	3,400	0.6%	990	29.1%
Other operating expense	144	0.0%	151	0.0%	(7)	-4.6%
Operating income	$79,980	11.9%	$80,034	13.6%	$(54)	-0.1%
Interest expense, net	(26,517)		(35,874)		9,357	-26.1%
Other income (expense)	3,010		(22)		3,032	NM
Income tax expense	(16,180)		(17,113)		933	-5.5%
Net income	$40,293		$27,025		$13,268	49.1%

NM = A percentage calculation that is not meaningful due to a percentage change greater than 1000%.

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the three-month periods indicated:

	For the three-month periods ended
(dollars in thousands)	July 4, 2026	June 28, 2025	Change	% Change
Revenue	$670,483	$589,553	$80,930	13.7%
Cost of revenue, excluding depreciation and amortization	451,958	378,753	73,205	19.3%
Gross margin	$218,525	$210,800	$7,725	3.7%
Gross margin percentage	32.6%	35.8%		-3.2%	(1)
Branch and regional administrative expenses	97,079	90,069	7,010	7.8%
Field contribution	$121,446	$120,731	$715	0.6%
Field contribution margin	18.1%	20.5%
Corporate expenses	$34,083	$34,529	$(446)	-1.3%
As a percentage of revenue	5.1%	5.9%
Operating income	$79,980	$80,034	$(54)	-0.1%
As a percentage of revenue	11.9%	13.6%
(1)
Represents the change in margin percentage quarter over quarter.

The following tables summarize our key performance measures by segment for the three-month periods indicated:

	PDS
	For the three-month periods ended
(dollars and hours in thousands)	July 4, 2026	June 28, 2025	Change	% Change
Revenue	$553,929	$486,012	$67,917	14.0%
Cost of revenue, excluding depreciation and amortization	394,047	328,078	65,969	20.1%
Gross margin	$159,882	$157,934	$1,948	1.2%
Gross margin percentage	28.9%	32.5%		-3.6%	(4)
Hours	12,413	11,053	1,360	12.3%
Revenue rate	$44.62	$43.97	$0.65	1.7%	(1)
Cost of revenue rate	$31.74	$29.68	$2.06	7.8%	(2)
Spread rate	$12.88	$14.29	$(1.41)	-11.1%	(3)

	HHH
	For the three-month periods ended
(dollars and admissions/episodes in thousands)	July 4, 2026	June 28, 2025	Change	% Change
Revenue	$69,023	$60,112	$8,911	14.8%
Cost of revenue, excluding depreciation and amortization	31,837	27,048	4,789	17.7%
Gross margin	$37,186	$33,064	$4,122	12.5%
Gross margin percentage	53.9%	55.0%		-1.1%	(4)
Home health total admissions (5)	10.5	9.8	0.7	7.1%
Home health episodic admissions (6)	8.5	7.3	1.2	16.4%
Home health total episodes (7)	14.7	12.4	2.3	18.5%
Home health episodic mix (8)	81.0%	74.5%		6.5%	(10)
Home health revenue per completed episode (9)	$3,202	$3,231	$(29)	-0.9%

	MS
	For the three-month periods ended
(dollars and UPS in thousands)	July 4, 2026	June 28, 2025	Change	% Change
Revenue	$47,531	$43,429	$4,102	9.4%
Cost of revenue, excluding depreciation and amortization	26,074	23,627	2,447	10.4%
Gross margin	$21,457	$19,802	$1,655	8.4%
Gross margin percentage	45.1%	45.6%		-0.5%	(4)
Unique patients served (“UPS”)	95	91	4	4.4%
Revenue rate	$500.33	$477.24	$23.09	5.0%	(1)
Cost of revenue rate	$274.46	$259.64	$14.82	6.0%	(2)
Spread rate	$225.87	$217.60	$8.27	4.0%	(3)

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

Summary Operating Results

Operating Income

Operating income was $80.0 million, or 11.9% of revenue, for the three-month period ended July 4, 2026, as compared to operating income of $80.0 million, or 13.6% of revenue, for the three-month period ended June 28, 2025.

Operating income for the second quarter of 2026 was positively impacted by an increase of $0.7 million, or 0.6%, in Field contribution, as compared to the second quarter of 2025. The $0.7 million increase in Field contribution resulted from an $80.9 million, or 13.7%, increase in consolidated revenue, offset by a 2.4% decrease in our Field contribution margin to 18.1% for the second quarter of 2026 from 20.5% for the second quarter of 2025. The primary driver of our lower Field contribution margin over the comparable quarter was a 3.2% decrease in gross margin percentage, partially offset by a 0.8% decrease in branch and regional administrative expenses as a percentage of revenue to 14.5% for the second quarter of 2026 from 15.3% for the second quarter of 2025.

The following items primarily contributed to the comparable change in operating income over the comparable second quarter period:

•
the previously discussed $0.7 million increase in Field contribution, and
•
a $0.4 million decrease in corporate expenses; offset by
•
a $1.0 million increase in acquisition-related costs, and
•
a $0.2 million increase in depreciation and amortization.

Net Income

Net income for the three-month period ended July 4, 2026 was $40.3 million, as compared to net income of $27.0 million for the three-month period ended June 28, 2025. The $13.3 million increase in net income was primarily driven by the following:

•
the previously discussed $0.1 million decrease in operating income; offset by
•
a $9.4 million decrease in interest expense, net of interest income,
•
an aggregate $3.0 million decrease in valuation losses on interest rate derivatives and net settlements received from interest rate derivative counterparties included in other income (expense); and
•
a $0.9 million decrease in tax expense.

Revenue

Revenue was $670.5 million for the three-month period ended July 4, 2026, as compared to $589.6 million for the three-month period ended June 28, 2025, an increase of $80.9 million, or 13.7%. This increase resulted from the following segment activity:

•
a $67.9 million, or 14.0%, increase in PDS revenue;
•
a $8.9 million, or 14.8%, increase in HHH revenue; and
•
a $4.1 million, or 9.4%, increase in MS revenue.

Our PDS segment revenue growth of $67.9 million, or 14.0%, for the three-month period ended July 4, 2026 was attributable to a 12.3% increase in volume and a 1.7% increase in revenue rate. The 12.3% increase in volume was primarily attributable to growth in demand for non-clinical services and comparatively higher volumes attributable to the Family First and Thrive acquisitions which were completed on June 1, 2026 and June 2, 2025, respectively.

The 1.7% increase in PDS revenue rate for the three-month period ended July 4, 2026, as compared to the three-month period ended June 28, 2025, resulted primarily from reimbursement rate increases issued by various state Medicaid programs and Managed Medicaid payers and improved implicit price concessions. Reimbursement rate increases in the second quarter of 2026 exceeded the second quarter of 2025 which benefited from certain rate increases applied retroactively for services provided during the first quarter of 2025.

Our HHH segment revenue growth of $8.9 million, or 14.8%, for the three-month period ended July 4, 2026, as compared to the three-month period ended June 28, 2025, resulted primarily from a 18.5% increase in total episodes compared to the second quarter of 2025.

The $4.1 million, or 9.4%, increase in MS segment revenue for the three-month period ended July 4, 2026, as compared to the three-month period ended June 28, 2025, was attributable to a 4.4% increase in volume and a 5.0% increase in revenue rate compared to the second quarter of 2025.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $452.0 million for the three-month period ended July 4, 2026, as compared to $378.8 million for the three-month period ended June 28, 2025, an increase of $73.2 million, or 19.3%. This increase resulted from the following segment activity:

•
a $66.0 million, or 20.1%, increase in PDS cost of revenue;
•
a $4.8 million, or 17.7%, increase in HHH cost of revenue; and
•
a $2.4 million, or 10.4%, increase in MS cost of revenue.

The 20.1% increase in PDS cost of revenue for the three-month period ended July 4, 2026 resulted from the previously described 12.3% increase in PDS volume combined with a 7.8% increase in PDS cost of revenue rate. The 7.8% increase in cost of revenue rate primarily resulted from higher caregiver labor costs, including the pass-through of reimbursement rate increases and higher general and professional liability reserves in the second quarter of 2026. The second quarter of 2025 also contained a $6.2 million reduction in professional liability reserves resulting from the release of certain accrued legal settlements which did not reoccur in the three-month period ended July 4, 2026.

The 17.7% increase in HHH cost of revenue for the three-month period ended July 4, 2026 was driven primarily by higher home health total episodes.

The 10.4% increase in MS cost of revenue for the three-month period ended July 4, 2026 was driven primarily by the previously noted increase in volume, and higher product costs.

Gross Margin and Gross Margin Percentage

Gross margin was $218.5 million, or 32.6% of revenue, for the three-month period ended July 4, 2026, as compared to $210.8 million, or 35.8% of revenue, for the three-month period ended June 28, 2025. Gross margin increased $7.7 million, or 3.7%, from the comparable prior year quarter. The 3.2% decrease in gross margin percentage for the three-month period ended July 4, 2026 resulted from the combined changes in our revenue rates and cost of revenue rates in each of our segments, which we refer to as the change in our spread rate, as follows:

•
a 11.1% decrease in PDS spread rate from $14.29 to $12.88 driven by the 1.7% increase in PDS revenue rate, net of the 7.8% increase in PDS cost of revenue rate;
•
a 4.0% increase in MS spread rate from $217.60 to $225.87 driven by the 5.0% increase in MS revenue rate, net of the 6.0% increase in MS cost of revenue rate; and
•
a 1.1% decrease in gross margin percentage in our HHH segment.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $97.1 million, or 14.5% of revenue, for the three-month period ended July 4, 2026, as compared to $90.1 million, or 15.3% of revenue, for the three-month period ended June 28, 2025, an increase of $7.0 million, or 7.8%.

The 7.8% increase in branch and regional administrative expenses for the three-month period ended July 4, 2026, as compared to the three-month period ended June 28, 2025, was primarily due to the additional branch operations associated with the acquisition of Thrive and Family First, and costs associated with integrating the acquired operations into our operating footprint. The overall 0.8% decrease in branch and regional administrative expenses as a percentage of revenue for the three-month period ended July 4, 2026, as compared to the three-month period ended June 28, 2025 is the result of leveraging our operating support model to effectively incorporate increased volume from acquisitions and higher demand driven from our existing operating footprint.

Field Contribution and Field Contribution Margin

Field contribution was $121.4 million, or 18.1% of revenue, for the three-month period ended July 4, 2026, as compared to $120.7 million, or 20.5% of revenue, for the three-month period ended June 28, 2025. Field contribution increased $0.7 million, or 0.6%, for the three-month period ended July 4, 2026, as compared to the three-month period ended June 28, 2025. The 2.4% decrease in Field contribution margin for the three-month period ended July 4, 2026 resulted from the following:

•
a 3.2% decrease in gross margin percentage for the three-month period ended July 4, 2026, as compared to the three-month period ended June 28, 2025; offset by
•
a 0.8% decrease in branch and regional administrative expenses as a percentage of revenue for the three-month period ended July 4, 2026, as compared to the three-month period ended June 28, 2025.

Field contribution and Field contribution margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the three-month periods ended July 4, 2026 and June 28, 2025 were as follows:

	For the three-month periods ended
	July 4, 2026		June 28, 2025
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$670,483		$589,553
Corporate expense components:
Compensation and benefits	$19,052	2.8%	$19,334	3.3%
Non-cash share-based compensation	2,523	0.4%	3,436	0.6%
Professional services	7,147	1.1%	6,231	1.1%
Rent and facilities expense	3,052	0.5%	2,933	0.5%
Office and administrative	400	0.1%	527	0.1%
Other	1,909	0.3%	2,068	0.3%
Total corporate expenses	$34,083	5.1%	$34,529	5.9%

Corporate expenses were $34.1 million, or 5.1% of revenue, for the three-month period ended July 4, 2026, as compared to $34.5 million, or 5.9% of revenue, for the three-month period ended June 28, 2025.

Depreciation and Amortization

Depreciation and amortization was $2.8 million for the three-month period ended July 4, 2026, as compared to $2.6 million for the three-month period ended June 28, 2025, an increase of $0.2 million, driven primarily from an increase in amortization expense related to acquired tradenames from Thrive.

Acquisition-related costs

Acquisition-related costs were $4.4 million for the three-month period ended July 4, 2026, as compared to $3.4 million for the three-month period ended June 28, 2025. Acquisition-related costs in the second quarter of 2026 primarily related to costs associated with the acquisition of Family First. Acquisition-related costs in the second quarter of 2025 primarily related to the costs associated with the acquisition of Thrive.

Other Operating Expense

Other operating expense was $0.1 million for the three-month period ended July 4, 2026, as compared to other operating expense of $0.2 million for the three-month period ended June 28, 2025. Other operating expense in the comparable periods primarily resulted from the value associated with the impairment of certain licenses.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $26.5 million for the three-month period ended July 4, 2026, as compared to $35.9 million for the three-month period ended June 28, 2025, a decrease of $9.4 million, or 26.1%. The decrease was primarily driven by a lower U.S. federal funds rate over the comparable periods, the positive effect of the refinancing of our credit facility in the third quarter of 2025, and the successful repricing of our credit facility during the second quarter of 2026. The drivers above reduced our weighted average interest rate from 9.0% as of June 28, 2025 to 6.6% as of July 4, 2026, resulting in lower interest expense. See further analysis under Liquidity and Capital Resources below.

Other Income (Expense)

Other income was $3.0 million for the three-month period ended July 4, 2026, as compared to other expense of less than $0.1 million for the three-month period ended June 28, 2025. We realized a $5.4 million decrease in non-cash valuation losses associated with interest rate derivatives resulting from changes in market expectations of future interest rates as of the comparable quarter-end valuation date, partially offset by a $2.4 million decrease in net settlements with interest rate derivative counterparties as interest rates decreased compared to the prior year fiscal quarter due to lower market interest rates. Details of other expense included the following:

	For the three-month periods ended
(dollars in thousands)	July 4, 2026	June 28, 2025
Valuation loss, net to state interest rate derivatives at fair value	$(583)	$(5,978)
Net settlements received from interest rate derivative counterparties	3,650	6,050
Other	(57)	(94)
Total other income (expense)	$3,010	$(22)

Income Taxes

We record income tax expense during interim periods based on our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. We analyze various factors to determine the estimated annual effective income tax rate, including projections of our annual earnings, the impact of state and local income taxes, our ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. We incurred income tax expense of $16.2 million for the three-month period ended July 4, 2026, as compared to income tax expense of $17.1 million for the three-month period ended June 28, 2025. This decrease in tax expense was primarily driven by including the full estimated effect of the OBBBA which was enacted on July 4, 2025, partially offset by differences in our projections of annual earnings at the end of each comparable three-month period, as well as changes in federal and state valuation allowances, and changes to federal and state current tax expense due to certain non-deductible expenses, most notably interest expense and executive compensation.

Six-Month Period Ended July 4, 2026 Compared to the Six-Month Period Ended June 28, 2025

The following table summarizes our consolidated results of operations, including Field contribution, which is a non-GAAP measure (see “Non-GAAP Financial Measures” below), for the six-month periods indicated:

	For the six-month periods ended
(dollars in thousands)	July 4, 2026	% of Revenue	June 28, 2025	% of Revenue	Change	% Change
Revenue	$1,318,398	100.0%	$1,148,777	100.0%	$169,621	14.8%
Cost of revenue, excluding depreciation and amortization	894,445	67.8%	754,419	65.7%	140,026	18.6%
Gross margin	$423,953	32.2%	$394,358	34.3%	$29,595	7.5%
Branch and regional administrative expenses	192,871	14.6%	181,456	15.8%	11,415	6.3%
Field contribution	$231,082	17.5%	$212,902	18.5%	$18,180	8.5%
Corporate expenses	68,239	5.2%	72,034	6.3%	(3,795)	-5.3%
Depreciation and amortization	5,893	0.4%	5,211	0.5%	682	13.1%
Acquisition-related costs	7,500	0.6%	3,506	0.3%	3,994	113.9%
Other operating expense	144	0.0%	316	0.0%	(172)	-54.4%
Operating income	$149,306	11.3%	$131,835	11.5%	$17,471	13.3%
Interest expense, net	(54,017)		(72,077)		18,060	-25.1%
Other income (expense)	6,159		(5,472)		11,631	-212.6%
Income tax expense	(19,502)		(22,068)		2,566	-11.6%
Net income	$81,946		$32,218		$49,728	154.3%

NM = A percentage calculation that is not meaningful due to a percentage change greater than 1000%.

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the six-month periods indicated:

	For the six-month periods ended
(dollars in thousands)	July 4, 2026	June 28, 2025	Change	% Change
Revenue	$1,318,398	$1,148,777	$169,621	14.8%
Cost of revenue, excluding depreciation and amortization	894,445	754,419	140,026	18.6%
Gross margin	$423,953	$394,358	$29,595	7.5%
Gross margin percentage	32.2%	34.3%		-2.1%	(1)
Branch and regional administrative expenses	192,871	181,456	11,415	6.3%
Field contribution	$231,082	$212,902	$18,180	8.5%
Field contribution margin	17.5%	18.5%
Corporate expenses	$68,239	$72,034	$(3,795)	-5.3%
As a percentage of revenue	5.2%	6.3%
Operating income	$149,306	$131,835	$17,471	13.3%
As a percentage of revenue	11.3%	11.5%
(1)
Represents the change in margin percentage period over period.

The following tables summarize our key performance measures by segment for the six-month periods indicated:

	PDS
	For the six-month periods ended
(dollars and hours in thousands)	July 4, 2026	June 28, 2025	Change	% Change
Revenue	$1,089,581	$946,010	$143,571	15.2%
Cost of revenue, excluding depreciation and amortization	780,464	653,391	127,073	19.4%
Gross margin	$309,117	$292,619	$16,498	5.6%
Gross margin percentage	28.4%	30.9%		-2.5%	(4)
Hours	24,469	21,940	2,529	11.5%
Revenue rate	$44.53	$43.12	$1.41	3.7%	(1)
Cost of revenue rate	$31.90	$29.78	$2.12	7.9%	(2)
Spread rate	$12.63	$13.34	$(0.71)	-5.9%	(3)

	HHH
	For the six-month periods ended
(dollars and admissions/episodes in thousands)	July 4, 2026	June 28, 2025	Change	% Change
Revenue	$135,632	$116,845	$18,787	16.1%
Cost of revenue, excluding depreciation and amortization	62,670	53,041	9,629	18.2%
Gross margin	$72,962	$63,804	$9,158	14.4%
Gross margin percentage	53.8%	54.6%		-0.8%	(4)
Home health total admissions (5)	21.5	19.5	2.0	10.3%
Home health episodic admissions (6)	17.4	14.8	2.6	17.6%
Home health total episodes (7)	29.6	24.5	5.1	20.8%
Home health episodic mix (8)	80.9%	75.9%		5.0%	(10)
Home health revenue per completed episode (9)	$3,185	$3,193	$(8)	-0.3%

	MS
	For the six-month periods ended
(dollars and UPS in thousands)	July 4, 2026	June 28, 2025	Change	% Change
Revenue	$93,185	$85,922	$7,263	8.5%
Cost of revenue, excluding depreciation and amortization	51,311	47,987	3,324	6.9%
Gross margin	$41,874	$37,935	$3,939	10.4%
Gross margin percentage	44.9%	44.2%		0.7%	(4)
Unique patients served (“UPS”)	188	180	8	4.4%
Revenue rate	$495.66	$477.34	$18.32	4.1%	(1)
Cost of revenue rate	$272.93	$266.59	$6.34	2.5%	(2)
Spread rate	$222.73	$210.75	$11.98	6.0%	(3)

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

Summary Operating Results

Operating Income

Operating income was $149.3 million for the six-month period ended July 4, 2026, as compared to operating income of $131.8 million for the six-month period ended June 28, 2025, an increase of $17.5 million, or 13.3%.

Operating income for the six-month period of 2026 was positively impacted by an increase of $18.2 million, or 8.5%, in Field contribution as compared to the six-month period of 2025. The $18.2 million increase in Field contribution resulted from a $169.6 million, or 14.8%, increase in consolidated revenue partially offset by a 1.0% decrease in our Field contribution margin to 17.5% for the six-month period of 2026 from 18.5% for the six-month period of 2025. The primary driver of our lower Field contribution margin year over year was a decrease in gross margin percentage from 34.3% for the six-month period of 2025 to 32.2% for the six-month period of 2026, partially offset by a 1.2% decrease in branch and regional administrative expenses as a percentage of revenue to 14.6% for the six-month period of 2026 from 15.8% for the six-month period of 2025.

The following items primarily contributed to the $17.5 million increase in operating income compared to the first six months of 2025 primarily consists of:

•
the previously discussed $18.2 million increase in Field contribution;
•
a $3.8 million decrease in corporate expenses; and
•
a $0.2 million decrease in other operating expense; offset by
•
a $0.7 million increase in depreciation and amortization; and
•
a $4.0 million increase in acquisition-related costs associated with the acquisition of Family First.

Net Income

Net income for the six-month period ended July 4, 2026 was $81.9 million, as compared to net income of $32.2 million for the six-month period ended June 28, 2025. The $49.7 million increase in net income was primarily driven by the following:

•
the previously discussed $17.5 million increase in operating income;
•
an $18.1 million decrease in interest expense, net of interest income;
•
an aggregate $11.6 million decrease in valuation losses on interest rate derivatives and net settlements received from interest rate derivative counterparties included in other income (expense); and
•
a $2.6 million decrease in income tax expense.

Revenue

Revenue was $1,318.4 million for the six-month period ended July 4, 2026, as compared to $1,148.8 million for the six-month period ended June 28, 2025, an increase of $169.6 million, or 14.8%. This increase resulted from the following segment activity:

•
a $143.6 million, or 15.2%, increase in PDS revenue;
•
an $18.8 million, or 16.1%, increase in HHH revenue; and
•
a $7.3 million, or 8.5%, increase in MS revenue.

Our PDS segment revenue growth of $143.6 million, or 15.2%, for the six-month period ended July 4, 2026 was attributable to a 11.5% increase in volume and a 3.7% increase in revenue rate. The 11.5% increase in volume was primarily attributable to growth in demand for non-clinical services and new volumes attributable to the Thrive and Family First acquisitions which were completed on June 2, 2025 and June 1, 2026, respectively.

The 3.7% increase in PDS revenue rate for the six-month period ended July 4, 2026, as compared to the six-month period ended June 28, 2025, resulted primarily from reimbursement rate increases issued by various state Medicaid programs and Managed Medicaid payers and improved implicit price concessions. Reimbursement rate increases in the six-month period ended July 4, 2026 exceeded the six-month period ended June 28, 2025, which benefited from certain rate increases applied retroactively for services provided since July 1, 2024, and January 1, 2025.

Our HHH segment revenue increase of $18.8 million, or 16.1%, for the six-month period ended July 4, 2026 resulted primarily from a 20.8% increase in total episodes compared to the first six months of 2025. The increase in HHH segment revenue was also driven by home health episodic mix, which increased from 75.9% for the first six months of 2025 to 80.9% for the first six months of 2026.

Our MS segment revenue growth of $7.3 million, or 8.5%, for the six-month period ended July 4, 2026, as compared to the six-month period ended June 28, 2025, was attributable to an increase in volume of 4.4% compared to the first six months of 2025 and an increase in revenue rate of 4.1%.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $894.4 million for the six-month period ended July 4, 2026, as compared to $754.4 million for the six-month period ended June 28, 2025, an increase of $140.0 million, or 18.6%. This increase resulted from the following segment activity:

•
a $127.1 million, or 19.4%, increase in PDS cost of revenue;
•
a $9.6 million, or 18.2%, increase in HHH cost of revenue; and
•
a $3.3 million, or 6.9%, increase in MS cost of revenue.

The 19.4% increase in PDS cost of revenue for the six-month period ended July 4, 2026 resulted from the previously described 11.5% increase in PDS volume combined with a 7.9% increase in PDS cost of revenue rate. The 7.9% increase in cost of revenue rate primarily resulted from higher caregiver labor costs, including the pass-through of reimbursement rate increases and higher general and professional liability expense over the comparable periods. The six-month period ended June 28, 2025 also included a $6.2 million release of certain accrued legal settlements which did not reoccur in the six-month period ended July 4, 2026.

The 18.2% increase in HHH cost of revenue for the six-month period ended July 4, 2026 was driven primarily by higher home health total episodes over the comparable periods.

The 6.9% increase in MS cost of revenue for the six-month period ended July 4, 2026 was driven by the previously described 4.4% increase in MS volumes and a 2.5% increase in cost of revenue rate.

Gross Margin and Gross Margin Percentage

Gross margin was $424.0 million, or 32.2% of revenue, for the six-month period ended July 4, 2026, as compared to $394.4 million, or 34.3% of revenue, for the six-month period ended June 28, 2025. Gross margin increased $29.6 million, or 7.5%, from the comparable prior year quarter. The 2.1% decrease in gross margin percentage for the six-month period ended July 4, 2026 resulted from the combined changes in our revenue rates and cost of revenue rates in each of our segments, which we refer to as the change in our spread rate in our PDS and MS segments, and the change in gross margin percentage in our HHH segment, as follows:

•
a 5.9% decrease in PDS spread rate from $13.34 to $12.63 driven by the 3.7% increase in PDS revenue rate, net of the 7.9% increase in PDS cost of revenue rate;
•
a 6.0% increase in MS spread rate from $210.75 to $222.73 driven by the 4.1% increase in MS revenue rate, net of the 2.5% increase in MS cost of revenue rate; and
•
our HHH segment, in which gross margin percentage decreased by 0.8%.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $192.9 million, or 14.6% of revenue, for the six-month period ended July 4, 2026, as compared to $181.5 million, or 15.8% of revenue, for the six-month period ended June 28, 2025, an increase of $11.4 million, or 6.3%.

The 6.3% increase in branch and regional administrative expenses for the six-month period ended July 4, 2026, as compared to the six-month period ended June 28, 2025, was primarily due to increased costs related to the acquisitions of Thrive and Family First, which were completed on June 2, 2025 and June 1, 2026, respectively, and increased our operating footprint, including adding new locations and support personnel. The overall 1.2% decrease in branch and regional administrative expenses as a percentage of revenue for the six-month period ended July 4, 2026, as compared to the six-month period ended June 28, 2025 is the result of leveraging our operating support model to effectively incorporate increased volume from acquisitions and higher demand driven from our existing operating footprint.

Field Contribution and Field Contribution Margin

Field contribution was $231.1 million, or 17.5% of revenue, for the six-month period ended July 4, 2026, as compared to $212.9 million, or 18.5% of revenue, for the six-month period ended June 28, 2025. Field contribution increased $18.2 million, or 8.5%, for the six-month period ended July 4, 2026, as compared to the six-month period ended June 28, 2025. The 1.0% decrease in Field contribution margin for the six-month period ended July 4, 2026 resulted from the following:

•
a 2.1% decrease in gross margin percentage in the six-month period ended July 4, 2026, as compared to the six-month period ended June 28, 2025; offset by
•
a 1.2% decrease in branch and regional administrative expenses as a percentage of revenue in the six-month period ended July 4, 2026, as compared to the six-month period ended June 28, 2025.

Field contribution and Field contribution margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the six-month periods ended July 4, 2026 and June 28, 2025 were as follows:

	For the six-month periods ended
	July 4, 2026		June 28, 2025
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$1,318,398		$1,148,777
Corporate expense components:
Compensation and benefits	$37,894	2.9%	$38,466	3.3%
Non-cash share-based compensation	5,075	0.4%	10,879	0.9%
Professional services	14,039	1.1%	11,672	1.0%
Rent and facilities expense	6,436	0.5%	6,012	0.5%
Office and administrative	793	0.1%	917	0.1%
Other	4,002	0.3%	4,088	0.4%
Total corporate expenses	$68,239	5.2%	$72,034	6.3%

Corporate expenses were $68.2 million, or 5.2% of revenue, for the six-month period ended July 4, 2026, as compared to $72.0 million, or 6.3% of revenue, for the six-month period ended June 28, 2025. The $3.8 million, or 5.3%, decrease in corporate expenses resulted primarily from lower non-cash share-based compensation costs, primarily due to the acceleration of the SMRP in the first quarter of 2025, partially offset by higher professional services expense in the six-month period ended July 4, 2026 related to modification costs associated with the repricing of the applicable interest rate margins of our Existing Credit Facility.

Depreciation and Amortization

Depreciation and amortization was $5.9 million for the six-month period ended July 4, 2026, as compared to $5.2 million for the six-month period ended June 28, 2025, an increase of $0.7 million, or 13.1%. The $0.7 million increase primarily resulted from an increase in amortization expense related to acquired tradenames from Thrive.

Acquisition-related costs

Acquisition related costs were $7.5 million for the six-month period ended July 4, 2026, as compared to $3.5 million for the six-month period ended June 28, 2025, an increase of $4.0 million. Acquisition-related costs during the comparable periods were primarily related to the completed acquisitions of Thrive and Family First, which were completed on June 2, 2025 and June 1, 2026, respectively.

Other Operating Expense

Other operating expenses were $0.1 million for the six-month period ended July 4, 2026, as compared to $0.3 million for the six-month period ended June 28, 2025. Other operating expense in the comparable periods primarily resulted from the value associated with the impairment of certain licenses.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $54.0 million for the six-month period ended July 4, 2026, as compared to $72.1 million for the six-month period ended June 28, 2025, a decrease of $18.1 million, or 25.1%. The decrease was primarily driven by a lower U.S. federal funds rate during the six-month period ended July 4, 2026 compared to the six-month period ended June 28, 2025, the positive effect of the refinancing of our credit facility in the third quarter of 2025, and the successful repricing of our credit facility during the second quarter of 2026. The drivers above reduced our weighted average interest rate from 9.0% as of June 28, 2025 to 6.6% as of July

4, 2026, resulting in lower interest expense. Further, our interest income increased $2.7 million over the comparable periods due to improved liquidity. See further analysis under Liquidity and Capital Resources below.

Other Income (Expense)

Other income was $6.2 million for the six-month period ended July 4, 2026, as compared to other expense of $5.5 million for the six-month period ended June 28, 2025. We realized a $16.4 million decrease in non-cash valuation losses on interest rate derivatives resulting from changes in market expectations of future interest rates as of the comparable valuation dates, offset by a $4.7 million decline in net settlements with interest rate derivative counterparties as interest rates decreased compared to the prior year period due to lower market interest rates. Details of other income (expense) included the following:

	For the six-month periods ended
(dollars in thousands)	July 4, 2026	June 28, 2025
Valuation loss, net to state interest rate derivatives at fair value	$(1,230)	$(17,580)
Net settlements received from interest rate derivative counterparties	7,401	12,057
Other	(12)	51
Total other income (expense)	$6,159	$(5,472)

Income Taxes

We record income tax expense during interim periods based on our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. We analyze various factors to determine the estimated annual effective income tax rate, including projections of our annual earnings, the impact of state and local income taxes, our ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. We incurred income tax expense of $19.5 million for the six-month period ended July 4, 2026, as compared to income tax expense of $22.1 million for the six-month period ended June 28, 2025. This decrease in tax expense was primarily driven by a discrete benefit that was partially offset by differences in our projections of annual earnings at the end of each comparable six-month periods, as well as the changes to federal and state current tax expense and the changes in federal and state valuation allowances due to certain non-deductible expenses, most notably interest expense and executive compensation, while also including the effect of the OBBBA, which was enacted on July 4, 2025.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods indicated:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net income	$40,293	$27,025	$81,946	$32,218
Interest expense, net	26,517	35,874	54,017	72,077
Income tax expense	16,180	17,113	19,502	22,068
Depreciation and amortization	2,849	2,617	5,893	5,211
EBITDA	85,839	82,629	161,358	131,574
Goodwill, intangible and other long-lived asset impairment	145	153	121	319
Non-cash share-based compensation	4,135	5,159	8,282	16,155
Fees related to debt modifications	1,504	-	1,504	-
Interest rate derivatives (1)	(3,067)	(72)	(6,171)	5,523
Acquisition-related costs (2)	4,390	3,400	7,500	3,507
Integration costs (3)	1,246	2,269	2,669	2,543
Legal costs and settlements associated with acquisition matters (4)	1,362	639	3,418	1,678
Restructuring (5)	-	80	-	416
Other legal matters (6)	3	(6,014)	28	(5,938)
Other adjustments (7)	(122)	131	1,077	(50)
Total adjustments (8)	$9,596	$5,745	$18,428	$24,153
Adjusted EBITDA	$95,435	$88,374	$179,786	$155,727

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
(3)
Represents (i) costs associated with our Integration Management Office, which focuses on our integration efforts and transformational projects such as systems conversions and implementations, material cost reduction and restructuring projects, among other things, of $0.5 million and $0.9 million for the three and six-month periods ended July 4, 2026, respectively, and $0.5 million and $0.7 million for the three and six-month periods ended June 28, 2025, respectively; and (ii) transitionary costs incurred to integrate acquired companies into our field and corporate operations of $0.7 million and $1.8 million for the three and six-month periods ended July 4, 2026, respectively, and $1.8 million for both the three and six-month periods ended June 28, 2025, respectively. Transitionary costs incurred to integrate acquired companies include IT consulting costs and related integration support costs; salary, severance and retention costs associated with duplicative acquired company personnel until such personnel are exited from the Company; accounting, legal and consulting costs; expenses and impairments related to the closure and consolidation of overlapping markets of acquired companies, including lease termination and relocation costs; costs associated with terminating legacy acquired company contracts and systems; and one-time costs associated with rebranding our acquired companies and locations to the Aveanna brand.
(4)
Represents legal and forensic costs, as well as settlements associated with resolving legal matters arising during or as a result of our acquisition-related activities. This primarily includes (i) costs of $1.1 million and $2.6 million for the three and six-month periods ended July 4, 2026, respectively, and $0.4 million and $1.3 million for the three and six-month periods ended June 28, 2025, respectively, to comply with the U.S. Department of Justice, Antitrust Division’s grand jury subpoena related to nurse wages and hiring activities in certain of our markets, in connection with a terminated transaction.
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
(6)
Represents activity related to accrued legal settlements and the related costs and expenses associated with certain judgments and arbitration awards rendered against the Company where certain insurance coverage is in dispute. The Company released a legal reserve related to a certain accrued legal settlement during the three and six-month period ended June 28, 2025.
(7)
Represents: (i) other costs or (income) that are either non-cash or non-core to the Company’s ongoing operations of $(0.1) million and $1.1 million for the three and six-month periods ended July 4, 2026, respectively, and $0.1 million and $(0.1) million for the three and six-month periods ended June 28, 2025, respectively.
(8)
The table below reflects the increase or decrease, and aggregate impact, to the line items included in our consolidated statements of operations based upon the adjustments used in arriving at Adjusted EBITDA from EBITDA for the periods indicated:

	Impact to Adjusted EBITDA
	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Cost of revenue, excluding depreciation and amortization	$345	$(5,878)	$(13)	$(5,578)
Branch and regional administrative expenses	1,485	1,599	3,504	4,837
Corporate expenses	6,243	6,451	13,453	15,599
Acquisition-related costs	4,390	3,400	7,500	3,506
Other operating expense	-	109	-	47
Other income (expense)	(2,867)	64	(6,016)	5,742
Total adjustments	$9,596	$5,745	$18,428	$24,153

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

The following table reconciles gross margin to Field contribution and Field contribution margin for the periods indicated:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Gross margin	$218,525	$210,800	$423,953	$394,358
Gross margin percentage	32.6%	35.8%	32.2%	34.3%
Branch and regional administrative expenses	97,079	90,069	192,871	181,456
Field contribution	$121,446	$120,731	$231,082	$212,902
Field contribution margin	18.1%	20.5%	17.5%	18.5%
Revenue	$670,483	$589,553	$1,318,398	$1,148,777

Liquidity and Capital Resources

Overview

Our principal sources of cash have historically been from cash provided by operating activities. Our principal source of liquidity in addition to cash provided by operating activities, or when we have used net cash in our operating activities, has historically been from proceeds from our credit facilities and issuances of common stock.

Our principal uses of cash and liquidity have historically been for acquisitions, interest and principal payments under our credit facilities, payments under our interest rate derivatives, and financing of working capital. Acquisitions and payment of interest and related fees under our credit facilities is currently the most significant use of our operating cash flow. Our continued goal is to use cash flow provided by operations primarily as a source of cash to supplement the purchase price for acquisitions.

At July 4, 2026 we had $97.2 million in cash on hand, $110.0 million available to us under our Securitization Facility and approximately $225.5 million of borrowing capacity under the 2026 Refinancing Revolving Credit Facility. Available borrowing capacity under the 2026 Refinancing Revolving Credit Facility is subject to a maintenance leverage covenant that becomes effective if more than 40% of the total commitment is utilized. We believe that our operating cash flows, available cash on hand, and availability under our Securitization Facility and 2026 Refinancing Revolving Credit Facility will be sufficient to meet our cash requirements for at least the next twelve months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments and future results of operations. We cannot assure you that cash provided by operating activities or cash and cash equivalents on hand will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.

Cash Flow Activity

The following table sets forth a summary of our cash flows from operating, investing, and financing activities for the six-month periods presented:

	For the six-month periods ended
(dollars in thousands)	July 4, 2026	June 28, 2025
Net cash provided by operating activities	$85,277	$42,937
Net cash used in investing activities	$(179,924)	$(18,330)
Net cash used in financing activities	$(1,417)	$(8,157)

Operating Activities

The primary sources or uses of our operating cash flow are operating income or operating losses, as well as any other significant non-cash items such as depreciation, amortization and share-based compensation, and cash paid for interest. The timing of collections of accounts receivable and the payment of accounts payable, other accrued liabilities and accrued payroll can also impact and cause fluctuations in our operating cash flow. Cash provided by operating activities increased by $42.3 million for the six-month period ended July 4, 2026 compared to the six-month period ended June 28, 2025, primarily due to:

•
improvements in operating income over the prior year period;
•
decreases in interest expense over the prior year period; and
•
the provision of cash associated with operating assets and liabilities during the first six months of 2026, including the timing of collections of accounts receivable and payments of certain accrued payroll and employee benefits.

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

	June 28, 2025	September 27, 2025	January 3, 2026	April 4, 2026	July 4, 2026
Days Sales Outstanding	47.2	46.0	46.3	45.4	45.5

Investing Activities

Net cash used in investing activities was $179.9 million for the six-month period ended July 4, 2026, as compared to $18.3 million for the six-month period ended June 28, 2025. The primary driver of the $161.6 million increase in cash used in the current period was the acquisition of Family First and cash paid for the interest rate cap of $4.6 million.

Financing Activities

Net cash used in financing activities decreased by $6.7 million, from $8.2 million net cash used in financing activities for the six-month period ended June 28, 2025 to $1.4 million net cash used in financing activities for the six-month period ended July 4, 2026. The $6.7 million decrease in net cash used in financing activities was primarily attributable to less cash used to cover employee taxes on vesting of restricted stock and lower principal payments on term loans net of issuances from term loans during the six-month period ended July 4, 2026.

Indebtedness

We typically incur term loan indebtedness to finance our acquisitions, and we borrow under our Securitization Facility and Revolving Credit Facility from time to time for working capital purposes, as well as to finance acquisitions, as needed. The following table presents our current and long-term obligations under our credit facilities as of July 4, 2026 and January 3, 2026, as well as related interest expense for the six-month periods ended July 4, 2026 and June 28, 2025, respectively:

	Current and Long-term					Interest Expense
(dollars in thousands)	Obligations					For the six-month periods ended
Instrument	July 4, 2026		January 3, 2026		Interest Rate as of July 4, 2026	July 4, 2026	June 28, 2025
2026 Term Loans (1)	$1,318,375		$1,321,687		S + 3.00%	$48,397	$37,029
Second Lien Term Loan (2)	-		-		N/A	-	24,201
2026 Refinancing Revolving Credit Facility (1)	-		-		S + 3.00%	488	349
Securitization Facility	165,000	(1)	165,000	(3)	S + 2.50%	5,492	6,599
Amortization of debt issuance costs	-		-			1,948	3,350
Other	-		-			609	810
Total Indebtedness	$1,483,375		$1,486,687			$56,934	$72,338
Less: unamortized debt issuance costs	(20,494)		(21,785)
Total current and long-term obligations, net of unamortized debt issuance costs	$1,462,881		$1,464,902

Weighted Average Interest Rate (4)	6.6%		7.3%

(1)
Variable rate debt instrument which accrues interest at a rate equal to the SOFR rate, plus an applicable margin.
(2)
The Second Lien Term Loan was paid in full as part of the Refinancing Amendment in the third quarter of 2025.
(3)
Variable rate debt instrument which accrues interest at a rate equal to the SOFR rate, plus a credit spread adjustment ("CSA"), plus an applicable margin.
(4)
Represents the weighted average annualized interest rate based upon the outstanding balances at July 4, 2026 and January 3, 2026, respectively, and the applicable interest rates at that date.

On May 26, 2026, Aveanna Healthcare LLC (the “Borrower”), a wholly owned subsidiary of the Company, entered into the thirteenth amendment (the "Amendment") to its First Lien Credit Agreement, dated as of March 16, 2017 (as further amended, supplemented, or otherwise modified from time to time, the "Existing Credit Agreement"), which constituted a repricing of the facilities under the Existing Credit Agreement resulting in a 0.50% reduction to applicable interest rate margins (the Existing Credit Agreement, as amended by the Amendment, the "Credit Agreement"). Pursuant to the Amendment, the outstanding senior secured term loans under the Existing Credit Agreement were refinanced with new senior secured term loans in an aggregate principal amount of $1.3 billion (the “2026 Term Loans”) and the existing $250.0 million senior secured revolving credit facility was refinanced with a new $250.0 million senior secured revolving credit facility (the “2026 Refinancing Revolving Credit Facility” and, together with the 2026 Term Loans, the “2026 Facilities”). On May 28, 2026, based on certain terms of the Amendment, and as the result of a favorable credit agency rating improvement, the applicable interest rate margins were decreased by an additional 0.25%.

We were in compliance with all financial covenants and restrictions related to existing credit facilities at July 4, 2026.

Subsequent to the end of the second quarter of 2026, on July 6, 2026, in accordance with certain required minimum funding provisions in the Securitization Facility Agreement, as amended, we increased borrowings under the Securitization Facility by $41.3 million to $206.3 million. Available borrowing capacity under the Securitization Facility was $68.7 million subsequent to the required minimum borrowing.

Contractual Obligations

Our contractual obligations consist primarily of long-term debt obligations, interest payments, and operating leases. These contractual obligations impact our short-term and long-term liquidity and capital needs. As of July 4, 2026, there were no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to changing interest rates under our Securitization Facility and the 2026 Refinancing Term Facility, both of which currently bear interest at variable rates based on SOFR. As of July 4, 2026, the total amount of outstanding variable rate debt was $1.5 billion.

As of July 4, 2026, we had multiple interest rate cap agreements with an aggregate notional amount of $1,400.0 million and cap rates of 2.96% and 4.00%, effective for $880.0 million and $520.0 million of the notional amounts, respectively. The 2027 and 2029 cap agreements have an expiration dates of February 28, 2027 and December 31, 2029, respectively. We do not enter into such arrangements for trading purposes.

Based on our outstanding indebtedness and the effect of our interest rate cap agreements at July 4, 2026, a 100 basis point increase in interest rates associated with the approximately $83.4 million of unhedged variable rate debt as of July 4, 2026 would cause interest expense to increase by approximately $2.7 million annually.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer, and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of July 4, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the three-month period ended July 4, 2026, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended July 4, 2026, none of the directors or officers of the Company adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement", as defined in Item 408 of Regulation S-K, except as follows:

On May 28, 2026, the officer of the Company listed in the chart below adopted Rule 10b5-1 trading arrangements intended to provide solely for "eligible sell-to-cover transactions" (as described in Rule 10b5-1(c)(1) under the Exchange Act) to satisfy the applicable tax withholding obligations in connection with the vesting of certain restricted stock unit awards. The number of shares to be sold pursuant to the officer's Rule 10b5-1 trading arrangement is dependent on the applicable tax obligations incurred in connection with the vesting of the officer's restricted stock unit awards and, therefore, is indeterminable at this time, but in no event will it exceed the aggregate number of shares of our common stock listed below.

Name	Title	Adoption Date (1)	Expiration Date	Aggregate # of securities to be sold (2)
Patrick A. Cunningham	Chief Compliance Officer	May 28, 2026	(3)	28,373

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

The 10b5-1 plan in the above table included a representation from the officer to the Company, in accordance with the Company's securities trading policy, that such individual was not in possession of any material nonpublic information regarding the Company or the securities subject to the plan on the date of adoption.

Item 6. Exhibits

The following exhibits are filed or furnished herewith:

Exhibit Number	Description
10.1**	Thirteenth Amendment to First Lien Credit Agreement dated as of May 26, 2026 among Aveanna Healthcare LLC and others.

10.2**	Eighth Amendment to the Receivables Financing Agreement, dated June 25, 2026, by and among, Aveanna SPV I, LLC as borrower, Aveanna Healthcare LLC, and a bank.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Aveanna Healthcare Holdings Inc.

Date: August 13, 2026	By:	/s/ Jeff Shaner
Jeff Shaner Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Matthew Buckhalter
Matthew Buckhalter Chief Financial Officer
(Principal Financial Officer)

Date: August 13, 2026	By:	/s/ Deborah Stewart
Deborah Stewart
Chief Accounting Officer (Principal Accounting Officer)