Form 10-Q
period 2026-10-03
Aveanna Healthcare Holdings, Inc.
filed 2026-11-12
CIK 1832332

other a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2026

or

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

As of November 6, 2026, the registrant had 218,409,599 shares of common stock, $0.01 par value per share, outstanding.

Table of Contents

		Page

	Cautionary Note Regarding Forward-Looking Statements	1

	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of October 3, 2026 (Unaudited) and January 3, 2026	2
	Consolidated Statements of Operations for the Three and Nine-Month Periods Ended October 3, 2026 and September 27, 2025 (Unaudited)	3
	Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Nine-Month Periods Ended October 3, 2026 and September 27, 2025 (Unaudited)	4
	Consolidated Statements of Cash Flows for the Nine-Month Periods Ended October 3, 2026 and September 27, 2025 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	42
	SIGNATURES
	Signatures	44

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

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
	As of
	October 3, 2026	January 3, 2026
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$197,843	$193,260
Patient accounts receivable	333,731	313,358
Receivables under insured programs	4,082	2,758
Prepaid expenses	17,946	20,940
Other current assets	12,273	29,916
Total current assets	565,875	560,232
Property and equipment, net	17,546	16,653
Operating lease right of use assets	37,975	39,034
Goodwill	1,279,323	1,121,042
Intangible assets, net	102,757	92,559
Receivables under insured programs	38,734	28,806
Deferred income taxes	136,764	137,140
Other long-term assets	27,666	16,913
Total assets	$2,206,640	$2,012,379

LIABILITIES, DEFERRED RESTRICTED STOCK UNITS, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$41,799	$31,967
Accrued payroll and employee benefits	99,949	108,085
Current portion of insurance reserves - insured programs	4,082	2,758
Current portion of insurance reserves	20,815	17,154
Securitization obligations	206,250	165,000
Current portion of long-term obligations	13,184	13,250
Current portion of operating lease liabilities	15,929	16,012
Other current liabilities	58,280	70,230
Total current liabilities	460,288	424,456
Revolving credit facility	-	-
Long-term obligations, less current portion	1,282,075	1,286,652
Long-term insurance reserves - insured programs	38,734	28,806
Long-term insurance reserves	62,022	49,061
Operating lease liabilities, less current portion	25,376	27,413
Other long-term liabilities	-	800
Total liabilities	1,868,495	1,817,188
Commitments and contingencies (Note 11)
Deferred restricted stock units	730	730
Stockholders’ equity:
Preferred stock, $0.01 par value as of October 3, 2026 and January 3, 2026
5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value, 1,000,000,000 shares authorized;
218,390,683 and 210,996,359 issued and outstanding, respectively	2,184	2,110
Additional paid-in capital	1,364,963	1,349,480
Accumulated deficit	(1,029,732)	(1,157,129)
Total stockholders’ equity	337,415	194,461
Total liabilities, deferred restricted stock units, and stockholders’ equity	$2,206,640	$2,012,379

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	For the three-month periods ended		For the nine-month periods ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Revenue	$695,540	$621,942	$2,013,938	$1,770,719
Cost of revenue, excluding depreciation and amortization	468,775	419,118	1,363,220	1,173,537
Branch and regional administrative expenses	103,478	95,399	296,349	276,855
Corporate expenses	35,901	52,000	104,140	124,034
Depreciation and amortization	3,165	2,599	9,058	7,810
Acquisition-related costs	665	(1,175)	8,165	2,331
Other operating expense	-	418	144	734
Operating income	83,556	53,583	232,862	185,418
Interest income	370	826	3,287	1,087
Interest expense	(27,085)	(35,127)	(84,019)	(107,465)
Loss on debt extinguishment	-	(5,862)	-	(5,862)
Other income (expense)	7,936	(3)	14,095	(5,475)
Income before income taxes	64,777	13,417	166,225	67,703
Income tax (expense) benefit	(19,326)	647	(38,828)	(21,421)
Net income	$45,451	$14,064	$127,397	$46,282
Net income per share:
Net income per share, basic	$0.21	$0.07	$0.59	$0.23
Weighted average shares of common stock outstanding, basic	218,301	208,948	216,919	201,529
Net income per share, diluted	$0.20	$0.06	$0.57	$0.22
Weighted average shares of common stock outstanding, diluted	229,223	222,234	225,416	211,920

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except share data)
(Unaudited)

	For the three-month period ended October 3, 2026
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, July 4, 2026	218,152,927	$2,182	$1,360,278	$(1,075,183)	287,277
Issuance of vested restricted shares	145,472	1	(1)	-	-
Stock option exercise	92,284	1	448	-	449
Non-cash share-based compensation	-	-	4,238	-	4,238
Net income	-	-	-	45,451	45,451
Balance, October 3, 2026	218,390,683	$2,184	$1,364,963	$(1,029,732)	$337,415

	For the three-month period ended September 27, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance, June 29, 2025	208,259,393	$2,083	$1,335,870	$(1,349,945)	$(11,992)
Issuance of vested restricted shares	90,362	1	(1)	-	-
Employee stock purchase plan	561,618	5	2,147	-	2,152
Non-cash share-based compensation	-	-	4,960	-	4,960
Net income	-	-	-	14,064	14,064
Balance, September 27, 2025	208,911,373	$2,089	$1,342,976	$(1,335,881)	$9,184

	For the nine-month period ended October 3, 2026
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 3, 2026	210,996,359	$2,110	$1,349,480	$(1,157,129)	$194,461
Issuance of vested restricted shares	6,823,691	68	(546)	-	(478)
Employee stock purchase plan	354,260	4	2,457	-	2,461
Stock option exercise	216,373	2	1,052		1,054
Non-cash share-based compensation	-	-	12,520	-	12,520
Net income	-	-	-	127,397	127,397
Balance, October 3, 2026	218,390,683	$2,184	$1,364,963	$(1,029,732)	$337,415

	For the nine-month period ended September 27, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance, December 28, 2024	193,225,177	$1,932	$1,256,680	$(1,382,163)	$(123,551)
Issuance of shares in connection with acquisition	11,184,588	$112	$59,726	$-	$59,838
Issuance of vested restricted shares	3,092,317	31	(5,592)	-	(5,561)
Employee stock purchase plan	1,409,291	14	3,929	-	3,943
Non-cash share-based compensation	-	-	28,233	-	28,233
Net income	-	-	-	46,282	46,282
Balance, September 27, 2025	208,911,373	$2,089	$1,342,976	$(1,335,881)	$9,184

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the nine-month periods ended
	October 3, 2026	September 27, 2025
Cash Flows From Operating Activities:
Net income	$127,397	$46,282
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	9,058	7,810
Amortization of deferred debt issuance costs	2,951	4,843
Reduction in carrying amount of operating lease right of use assets	13,844	13,231
Non-cash share-based compensation	12,520	21,115
Loss on disposal or impairment of licenses, property and equipment, and software	251	721
Fair value adjustments on interest rate derivatives	(5,239)	23,734
Loss on debt extinguishment	-	5,862
Deferred income taxes	-	607
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(8,485)	(25,016)
Prepaid expenses	5,348	5,554
Other current and long-term assets	11,697	(15,324)
Accounts payable and other accrued liabilities	9,410	(11,243)
Accrued payroll and employee benefits	(10,457)	17,496
Insurance reserves	13,798	(644)
Operating lease liabilities	(14,900)	(14,523)
Other current and long-term liabilities	(9,669)	(4,368)
Net cash provided by operating activities	157,524	76,137
Cash Flows From Investing Activities:
Acquisitions of businesses, net of cash acquired	(176,297)	(14,853)
Payment for interest rate cap premium	(4,634)	-
Purchases of property and equipment, and software	(7,753)	(5,496)
Net cash used in investing activities	(188,684)	(20,349)
Cash Flows From Financing Activities:
Payment for shares withheld to cover employee taxes on vesting of restricted stock	(478)	(6,292)
Proceeds from exercise of options	1,054	-
Proceeds from employee stock purchase plan	2,461	3,943
Proceeds from securitization obligation	41,250	-
Repayment of securitization obligation	-	(3,750)
Proceeds from issuance of term loans, net of debt issuance costs	-	1,317,743
Principal payments on term loans	(6,608)	(1,305,550)
Principal payments on notes payable	(6,204)	(5,854)
Payment of debt issuance costs	-	(3,620)
Settlements with interest rate swap counterparties	4,268	9,170
Net cash provided by financing activities	35,743	5,790
Net change in cash and cash equivalents	4,583	61,578
Cash and cash equivalents at beginning of period	193,260	84,288
Cash and cash equivalents at end of period	$197,843	$145,866

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$81,177	$113,207
Cash paid for income taxes, net of refunds received	$23,797	$24,286
Financed insurance premiums	$1,669	$1,842

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

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim unaudited consolidated financial statements do not include all the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, these interim unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of October 3, 2026 and the results of operations for the three and nine-month periods ended October 3, 2026 and September 27, 2025, respectively. The results reported in these interim unaudited consolidated financial statements should not be regarded as indicative of results that may be expected for any future period or the year ending January 2, 2027. These interim unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended January 3, 2026 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2026.

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52 or 53-week fiscal year. The interim unaudited consolidated balance sheets reflect the accounts of the Company as of October 3, 2026 and January 3, 2026. For the three-month periods ended October 3, 2026 and September 27, 2025, the interim unaudited consolidated statements of operations and stockholders' equity (deficit) reflect the accounts of the Company from July 5, 2026 through October 3, 2026 and June 29, 2025 through September 27, 2025, respectively, each of which include 13 weeks. For the nine-month periods ended October 3, 2026 and September 27, 2025, the interim unaudited consolidated statements of operations, stockholders' equity (deficit), and cash flows reflect the accounts of the Company from January 4, 2026, through October 3, 2026 and December 29, 2024 through September 27, 2025, respectively, each of which includes 39 weeks.

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

Most contracts contain variable consideration; however, it is unlikely that a significant reversal of revenue will occur when the uncertainty is resolved, and therefore, the Company has included the variable consideration in the estimated transaction price. The Company determines the transaction price based on established billing rates reduced by contractual adjustments provided to third-party payers and by implicit price concessions which the Company estimates based on its historical collection experience. Management estimates the transaction price on a payer-specific basis given its interpretation of the applicable regulations or contract terms. Updated regulations and contract negotiations occur frequently, necessitating regular review and assessment by management. There were no material revenue adjustments recognized from performance obligations satisfied or partially satisfied in previous periods for the three and nine-month periods ended October 3, 2026 or September 27, 2025, respectively.

As of October 3, 2026 and January 3, 2026, estimated contractual adjustments and implicit price concessions of $96.6 million and $106.5 million, respectively, were recorded as reductions to patient accounts receivable balances to arrive at the estimated collectible revenue and patient accounts receivable. Subsequent changes resulting from a patient’s ability to pay are recorded as bad debt expense, which is included as a component of operating expenses in the consolidated statements of operations. The Company did not record any bad debt expense for the three and nine-month periods ended October 3, 2026 or September 27, 2025, respectively.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents revenue by payer type as a percentage of total revenue for the three and nine-month periods ended October 3, 2026 and September 27, 2025, respectively:

	For the three-month periods ended		For the nine-month periods ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Medicaid MCO	60.6%	59.4%	59.7%	58.8%
Medicaid	22.2%	23.3%	21.7%	22.8%
Commercial	7.6%	7.4%	8.6%	8.5%
Medicare	9.4%	9.7%	9.8%	9.7%
Self-pay	0.2%	0.2%	0.2%	0.2%
Total revenue	100.0%	100.0%	100.0%	100.0%

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

The preliminary purchase price allocation as of the acquisition date, reflecting measurement period adjustments made during the respective period, is as follows (amounts in thousands):

Entity	Family First
Acquisition Date	June 1, 2026
Cash consideration	$173,734

Cash and cash equivalents	$4,291
Patient accounts receivable	10,698
Other identifiable assets and liabilities, net	(6,463)
Intangible assets - licenses	7,250
Intangible assets - trade names	1,150
Total identifiable net assets	16,926
Goodwill	156,808
Total	$173,734

The purchase price allocation is preliminary pending a final analysis of the impact of income taxes and net working capital. Acquired trade names are amortized over a 1-year useful life and licenses are classified as indefinite-lived intangible assets. The preliminary goodwill recognized is attributable to the excess of the particular purchase price of the Acquisition over the fair value of identifiable net assets acquired, including other identified intangible assets. Goodwill is primarily attributable to expected synergies resulting from the Acquisition. Preliminary goodwill of $156.8 million is expected to be deductible for income tax purposes.

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

(Unaudited)

follows (amounts in thousands):

Entity	Thrive
Acquisition Date	June 2, 2025
Cash consideration	$15,855
Share-based consideration	59,838
Total	$75,693

Cash and cash equivalents	$1,002
Patient accounts receivable	18,306
Other identifiable assets and liabilities, net	(14,408)
Intangible assets - licenses	5,000
Intangible assets - trade names	540
Total identifiable net assets	10,440
Goodwill	65,253
Total	$75,693

Preliminary goodwill and measurement adjustments were allocated to segments as follows (amounts in thousands):

	PDS	HHH	MS	Total
Balance at January 3, 2026 , net (1)	$964,218	$46,188	$110,636	$1,121,042
Addition	$156,214	$2,710	$-	$158,924
Measurement period adjustments	$(643)	$-	$-	$(643)
Balance at October 3, 2026, net (1)	$1,119,789	$48,898	$110,636	$1,279,323

(1) Goodwill balance is net of accumulated impairment losses of $608.0 million for PDS, $119.8 million for MS, and $487.4 million for HHH.

The Company incurred transaction costs of $0.7 million and $8.2 million during the three and nine-month periods ended October 3, 2026, respectively primarily related to the Acquisition. These costs are included in acquisition-related costs in the interim unaudited consolidated statement of operations. Acquisition-related costs during the three and nine-month periods ended September 27, 2025 of $(1.2) million and $2.3 million, respectively, primarily relate to the previous acquisition of Thrive, completed on June 2, 2025.

Pro forma financial information related to the above acquisitions has not been provided as the transactions were determined to not be significant to the Company in accordance with Regulation S-X. The results of operations following the acquisition of Family First on June 1, 2026 are included in the Company’s consolidated results of operations for the three and nine-month periods ended October 3, 2026. The results of operations following the acquisition of Thrive on June 2, 2025 are included in the Company's consolidated results of operations for the three and nine-month periods ended October 3, 2026 and September 27, 2025.

5. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following as of October 3, 2026 and January 3, 2026, respectively (dollar amounts in thousands):

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Instrument	Stated Maturity Date	Contractual Interest Rate as of October 3, 2026	Interest Rate as of October 3, 2026	October 3, 2026	January 3, 2026
2026 Term Loans (1)	09/2032	S + 3.00%	6.90%	$1,315,079	$1,321,687
2026 Refinancing Revolving Credit Facility (1)	09/2030	S + 3.00%	6.90%	-	-
Total principal amount of long-term obligations				1,315,079	1,321,687
Less: unamortized debt issuance costs				(19,820)	(21,785)
Total amount of long-term obligations, net of unamortized debt issuance costs				1,295,259	1,299,902
Less: current portion of long-term obligations				(13,184)	(13,250)
Total amount of long-term obligations, net of unamortized debt issuance costs, less current portion				$1,282,075	$1,286,652
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

In accordance with ASC 470-50-40, Debt Modification and Extinguishments, the Amendment related to the 2026 Facilities was accounted for as a modification of debt, as lenders in the 2026 Facilities did not change. Third party fees were recorded as debt modification expense and included in Corporate expenses on the consolidated statements of operations of less than $0.1 million and $1.5 million for the three and nine-month periods ended October 3, 2026, respectively.

As a result of the repricing above, as of October 3, 2026, the 2026 Term Loans under the Credit Agreement bear interest at a rate equal to, at the election of the Borrower, Term SOFR (as defined in the Credit Agreement) plus an applicable margin equal to 3.00% per annum or an alternative base rate ("ABR") plus an applicable margin equal to 2.00% per annum. Loans under the 2026 Refinancing Revolving Credit Facility bear interest at a rate equal to, at the election of the Borrower, Term SOFR, plus an applicable margin equal to 3.00% per annum or a base rate plus an applicable margin equal to 2.00% per annum, so long as the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement) is greater than 3.90 to 1.00 as of the last day of the preceding fiscal quarter, subject to (a) a decrease of 0.25% in the event that, and for so long as, the Consolidated First Lien Net Leverage Ratio is less than or equal to 3.90 to 1.00 and greater than 3.40 to 1.00 as of the last day of the preceding fiscal quarter and (b) a decrease of 0.50% in the event that, and for so long as, the Consolidated First Lien Net Leverage Ratio is less than or equal to 3.40 to 1.00 as of the last day of the preceding fiscal quarter. As of October 3, 2026, the principal amount of the 2026 Term Loans and borrowings under the 2026 Refinancing Revolving Credit Facility each accrued interest at a rate of 6.90%.

Debt issuance costs related to the term loans are recorded as a direct deduction from the carrying amount of the debt. The balances for debt issuance costs related to the term loans as of October 3, 2026 and January 3, 2026 were $19.8 million and $21.8 million, respectively. Debt issuance costs related to the 2026 Refinancing Revolving Credit Facility are recorded within other long-term assets. The balances for debt issuance costs related to the 2026 Refinancing Revolving Credit Facility as of October 3, 2026 and January 3, 2026 were $2.7 million and $3.2 million, respectively. The Company recognized interest expense related to the amortization of debt issuance costs of $0.8 million and $2.5 million for the three and nine-month periods ended October 3, 2026, respectively, and $1.3 million and $4.3 million for the three and nine-month periods ended September 27, 2025, respectively.

Issued letters of credit as of October 3, 2026 and January 3, 2026 were $24.4 million and $24.5 million, respectively. There were no swingline loans outstanding as of October 3, 2026 or January 3, 2026. Borrowing capacity under the Company's 2026

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Refinancing Revolving Credit Facility was approximately $225.6 million as of October 3, 2026. Available borrowing capacity under the 2026 Refinancing Revolving Credit Facility is subject to a maintenance leverage covenant that becomes effective if more than 40% of the total commitment is utilized.

The fair value of the Company's long-term obligations was estimated using market-observable inputs from the Company’s comparable peers with public debt, including quoted prices in active markets, which are considered Level 2 inputs. The aggregate fair value of the Company's long-term obligations was $1,318.4 million at October 3, 2026.

The Company was in compliance with all financial covenants and restrictions under the foregoing instruments at October 3, 2026.

6. SECURITIZATION FACILITY

On November 12, 2021, the Company (through a wholly owned special purpose entity, Aveanna SPV I, LLC) (the “special purpose entity”) and a lending institution entered into a Receivables Financing Agreement, which, as amended, has a scheduled termination date of June 25, 2028 (as amended, the “Securitization Facility”). On June 25, 2025, the Company amended the Securitization Facility to increase the maximum amount available thereunder from $225.0 million to $275.0 million, subject to certain borrowing base requirements. The Securitization Facility was further amended on June 25, 2026 to remove the previously disclosed additional credit spread adjustment ("CSA"). The balances for debt issuance costs related to the Securitization Facility as of October 3, 2026 and January 3, 2026 were $1.1 million and $1.6 million, respectively, and included in other long-term assets. The Company recognized interest expense related to the amortization of debt issuance costs of $0.2 million and $0.5 million for the three and nine-month periods ended October 3, 2026, respectively, and $0.2 million and $0.5 million for the three and nine-month periods ended September 27, 2025, respectively.

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

The outstanding balance under the Securitization Facility was $206.3 million at October 3, 2026 and $165.0 million at January 3, 2026. The balance accrues interest at a rate equal to the SOFR rate plus an applicable margin. The interest rate under the Securitization Facility was 6.42% at October 3, 2026.

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

The Company’s other assets measured at fair value were as follows (amounts in thousands):

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Fair Value Measurements at October 3, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$18,501	$-	$18,501
Total derivative assets	$-	$18,501	$-	$18,501

	Fair Value Measurements at January 3, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap agreements	$-	$4,778	$-	$4,778
Interest rate swap agreements	-	3,851	-	3,851
Total derivative assets	$-	$8,629	$-	$8,629

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

The Company has multiple interest rate cap agreements. The cap agreements with an expiration date of February 28, 2027 (the "2027 Caps") have an aggregate notional amount of $880.0 million and a cap rate of 2.96%. The 2027 Caps provide that the counterparty pays the Company the amount by which SOFR exceeds 2.96%. On April 14, 2026, the Company entered into an additional interest rate cap agreement, effective June 30, 2026 with an expiration date of December 31, 2029 (the "2029 Cap"), for an aggregate notional amount of $520.0 million. The 2029 Cap provides that the counterparty pays the Company the amount by which SOFR exceeds 4.00%. The premium paid for the 2029 Cap was $4.6 million. The fair value of the interest rate cap agreements was $18.5 million at October 3, 2026 and $4.8 million at January 3, 2026. The 2027 Caps are included in other current assets in the interim unaudited consolidated balance sheet at October 3, 2026 and other long term assets in the consolidated balance sheet at January 3, 2026. The 2029 Cap is included in other long term assets in the interim unaudited consolidated balance sheet at October 3, 2026. The Company does not apply hedge accounting to interest rate cap agreements and records all mark-to-market adjustments directly to other income (expense) in the consolidated statements of operations, which are included within cash flows from operating activities in the consolidated statement of cash flows. The proceeds received from cap counterparties under the cap agreements are recognized through cash flows from operating activities in the consolidated statements of cash flows.

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

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following losses and gains from these derivatives not designated as hedging instruments were recognized in the Company’s consolidated statements of operations for the three and nine-month periods ended October 3, 2026 and September 27, 2025, respectively (amounts in thousands):

	Statement of Operations	For the three-month periods ended
	Classification	October 3, 2026	September 27, 2025
Interest rate cap agreements	Other income (expense)	$6,469	$(3,455)
Interest rate swap agreements	Other income (expense)	$-	$(2,699)

	Statement of Operations	For the nine-month periods ended
	Classification	October 3, 2026	September 27, 2025
Interest rate cap agreements	Other income (expense)	$9,090	$(14,581)
Interest rate swap agreements	Other income (expense)	$(3,851)	$(9,153)

The Company does not utilize financial instruments for trading or other speculative purposes.

9. INCOME TAXES

On July 4, 2025, H.R. 1., also known as the One Big Beautiful Bill Act ("OBBBA"), was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. Among other changes, OBBBA provides full bonus depreciation for certain assets placed into service after January 19, 2025, an election to expense current U.S. incurred research or experimental expenditures, and a new calculation allowing companies to deduct additional interest expense.

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

The Company recorded income tax expense of $19.3 million and $38.8 million for the three and nine-month periods ended October 3, 2026, respectively, and an income tax benefit of $0.6 million and income tax expense of $21.4 million for the three and nine-month periods ended September 27, 2025, respectively.

The Company’s effective tax rate was 29.8% and 23.4% for the three and nine-month periods ended October 3, 2026, respectively, and negative 4.8% and positive 31.6% for the three and nine-month periods ended September 27, 2025, respectively. The effective tax rates for the three and nine-month periods ended October 3, 2026 and September 27, 2025 differed from the statutory rate of 21% primarily due to certain non-deductible expenses, most notably interest expense and executive compensation, and the changes in the valuation allowance recorded against certain deferred tax assets. The three and nine-month periods ended October 3, 2026 also included a discrete benefit that resulted in the effective rate differing from the statutory rate related to share-based compensation. For the three-month period ended September 27, 2025, the effective rate benefited from certain provisions of the OBBBA.

For the three and nine-month periods ended October 3, 2026, there were no material changes to the Company's uncertain tax positions. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions in income tax expense in the accompanying consolidated statements of operations.

10. SHARE-BASED COMPENSATION

Director Restricted Stock Units

In February 2026, the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") approved grants of 97,102 restricted stock units, with a grant date per share fair value of $7.93, to certain independent Directors ("Director RSUs") under the Company's 2021 Omnibus Stock Incentive Plan (the "2021 Omnibus Incentive Plan"). Director RSUs vest on the first anniversary of the grant date, and each RSU settles for one share of common stock upon vesting. The Company recorded compensation expense of $0.3 million and $0.7 million for the three and nine-month periods ended October 3, 2026, respectively, and $0.2 million and $0.6 million for the three and nine-month periods ended September 27, 2025, respectively, which is included

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

in corporate expenses in the interim unaudited consolidated statements of operations. Unrecognized compensation expense as of October 3, 2026 associated with outstanding director restricted stock units was $0.2 million.

Long-Term Incentive Plan ("LTIP")

In February 2026, the Compensation Committee approved grants of restricted stock units ("RSUs") and performance stock units ("PSUs") under the Company's 2021 Omnibus Stock Incentive Plan. Annual grants of RSUs and PSUs have been awarded since fiscal year 2022. Upon vesting, each RSU and each PSU settles for one share of common stock.

The RSUs are subject to a three-year service-based cliff vesting schedule commencing on the date of grant. Compensation cost for the RSUs is measured based on the grant date fair value of each underlying share of common stock and the number of RSUs granted and is recognized over the applicable vesting period on a straight-line basis. In February 2026, the Company granted 1,046,377 RSUs with a grant date per share fair value of $7.93. The Company recorded compensation expense, net of forfeitures, of $1.7 million and $4.9 million for the three and nine-month periods ended October 3, 2026, respectively, and $1.3 million and $4.4 million for the three and nine-month periods ended September 27, 2025, respectively, which is included in corporate and branch and regional administrative expenses in the interim unaudited consolidated statements of operations. Unrecognized compensation expense was $11.5 million as of October 3, 2026.

The PSUs contain performance criterion based on adjusted EBITDA targets for each of the three years during the vesting period. Achievement of any annual target during the three years subsequent to the grant date results in a cumulative achievement event for the target year and any prior year award not previously achieved. Additionally, the PSUs are subject to a three-year service-based cliff vesting schedule commencing on the date of grant. The PSUs have service and performance conditions, and compensation cost is initially measured based on the grant date fair value of each underlying share of common stock. Cumulative compensation cost is subsequently adjusted at the end of each reporting period to reflect the current estimation of achieving the performance condition. In February 2026, the Company granted 1,044,791 PSUs with a weighted average grant date per share fair value of $7.93. The Company recorded compensation expense, net of forfeitures, of $1.7 million and $5.1 million for the three and nine-month periods ended October 3, 2026, respectively, and $2.2 million and $4.9 million for the three and nine-month periods ended September 27, 2025, respectively, which is included in corporate and branch and regional administrative expenses in the interim unaudited consolidated statements of operations. Unrecognized compensation expense was $10.4 million as of October 3, 2026.

Senior Management Retention Plan ("SMRP")

In the second quarter of 2023, the Compensation Committee approved SMRP awards to certain members of management to be paid in the form of RSUs under the 2021 Omnibus Stock Incentive Plan. The awards were granted based on a fixed dollar value for each member of senior management included in the plan. The performance condition related to the SMRP was achieved on March 29, 2025, resulting in the acceleration of the related compensation expense of the awards. The Company recorded no compensation expense during the three and nine month periods ended October 3, 2026 or the three-month period ended September 27, 2025, and $7.6 million during the nine-month period ended September 27, 2025, which is included in corporate expenses and branch and regional administrative expenses in the interim unaudited consolidated statements of operations. There was no unrecognized compensation expense as of October 3, 2026.

Total compensation expense, net of forfeitures, for all awards under the Company's 2021 Omnibus Incentive Plan was $3.7 million and $10.7 million for the three and nine-month periods ended October 3, 2026 and $4.4 million and $19.6 million for the three and nine-month periods ended September 27, 2025, respectively. Total unrecognized compensation expense for all awards under the 2021 Omnibus Incentive Plan was $22.1 million as of October 3, 2026.

Employee Stock Purchase Plan

During the three-month period ended October 3, 2026, no purchase events related to the Company's Employee Stock Purchase Plan occurred. During the three-month period ended September 27, 2025, participants in the Company's Employee Stock Purchase Plan purchased a total of 561,618 shares of common stock at a weighted average price of approximately $3.83 per share. During the nine-month period ended October 3, 2026, participants in the Company's Employee Stock Purchase Plan purchased a total of 354,260 shares of common stock at a weighted average price of approximately $6.94 per share. During the nine-month period ended September 27, 2025, participants in the Company's Employee Stock Purchase Plan purchased 1,409,291 shares of common stock at a weighted average price of approximately $2.80 per share.

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recorded compensation expense of $0.5 million and $1.8 million for the three and nine-month periods ended October 3, 2026, respectively, and $0.6 million and $1.5 million for the three and nine-month periods ended September 27, 2025, respectively, which is included in corporate expenses, branch and regional administrative expenses and cost of revenue, excluding depreciation and amortization in the interim unaudited consolidated statements of operations.

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

Since October 1, 2026, the Company has maintained primary commercial insurance coverage on a claims-made basis for professional liability claims with a $2.0 million per claim deductible, a $2.0 million aggregate buffer retention, and $5.0 million per claim and annual aggregate limits. Prior to October 1, 2026, the Company maintained primary commercial insurance coverage on a claims made basis for professional liability claims with varying deductibles by policy year from $0.5 million to $2.0 million on a per claim basis and $4.5 million to $6.0 million per claim and annual aggregate limits. Moreover, the Company maintains excess insurance coverage for professional liability claims to cover any claims over the aggregate limits. In addition, the Company maintains workers’ compensation insurance with $0.5 million per claim deductible and statutory limits. The Company reimburses insurance carriers for deductible losses under these policies. The Company’s insurance carriers require collateral to secure the Company’s obligation to reimburse insurance carriers for these deductible payments. Collateral as of October 3, 2026 was comprised of $24.4 million of issued letters of credit. Collateral as of January 3, 2026 was comprised of $24.5 million of issued letters of credit.

As of October 3, 2026, insurance reserves totaling $125.7 million were included on the interim unaudited consolidated balance sheets, representing $70.3 million and $55.4 million of reserves for professional liability claims and workers’ compensation claims, respectively. Estimated receivables under the insured programs totaled $42.8 million as of October 3, 2026. At January 3, 2026, insurance reserves totaling $97.8 million were included on the consolidated balance sheets, representing $50.5 million and $47.3 million of reserves for professional liability claims and workers’ compensation claims, respectively. Estimated receivables under the insured programs totaled $31.6 million as of January 3, 2026.

Litigation and Other Current Liabilities

The Company is currently a party to various litigation incidental to the business. While management currently believes that the ultimate outcome of such proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Management has established provisions within other current liabilities in the accompanying consolidated balance sheets, which in the opinion of management represents the best estimate of exposure and adequately provides for such losses that may occur from asserted claims related to the provision of professional services and which may not be covered by the Company’s insurance policies. Management believes that any additional unfavorable provisions would not be material to the Company’s results of operations or financial position; however, if an unfavorable ruling on any asserted or unasserted claim were to occur, there exists the possibility of a material adverse impact on the Company’s net earnings or financial position. The estimate of the potential impact from legal proceedings on the Company’s financial position or overall results of operations could change in the future.

Healthcare Regulatory Matters

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Starting on October 30, 2019 the Company has received grand jury subpoenas issued by the U.S. Department of Justice, Antitrust Division (the “Antitrust Division”), requiring the production of documents and information pertaining to nurse wages, reimbursement rates, and hiring activities in a few of its local markets. The Company has reached a resolution in principle with the Antitrust Division, subject to formal approval. The resolution, if approved, will not be material to the Company's results of operations or financial position.

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

Laws and regulations governing the government payer programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action. From time to time, governmental regulatory agencies conduct inquiries and audits of the Company’s practices. It is the Company’s practice to cooperate fully with such inquiries. In addition to laws and regulations governing the Medicaid, Medicaid Managed Care, and Tricare programs, there are a number of federal and state laws and regulations governing matters such as the corporate practice of medicine, fee splitting arrangements, anti-kickback statues, physician self-referral laws, false or fraudulent claims filing and patient privacy requirements. Failure to comply with any such laws or regulations could have an adverse impact on the Company’s operations and financial results. The Company currently believes that it is in material compliance with all applicable laws and regulations.

12. RELATED PARTY TRANSACTIONS

As of October 3, 2026, one of the Company’s significant stockholders owned 6.6% of the 2026 Term Loans.

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

Results shown for the three and nine-month periods ended October 3, 2026 and September 27, 2025 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

The following tables summarize the Company’s segment information for the three and nine-month periods ended October 3, 2026 and September 27, 2025, respectively (amounts in thousands):

AVEANNA HEALTHCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the three-month period ended October 3, 2026
	PDS	HHH	MS	Total
Revenue	$574,211	$72,146	$49,183	$695,540
Cost of revenue, excluding depreciation and amortization	408,183	33,662	26,930	468,775
Gross margin	$166,028	$38,484	$22,253	$226,765
Gross margin percentage	28.9%	53.3%	45.2%	32.6%

	For the three-month period ended September 27, 2025
	PDS	HHH	MS	Total
Revenue	$514,431	$62,427	$45,084	$621,942
Cost of revenue, excluding depreciation and amortization	365,159	29,146	$24,813	419,118
Gross margin	$149,272	$33,281	$20,271	$202,824
Gross margin percentage	29.0%	53.3%	45.0%	32.6%

	For the nine-month period ended October 3, 2026
	PDS	HHH	MS	Total
Revenue	$1,663,792	$207,778	$142,368	$2,013,938
Cost of revenue, excluding depreciation and amortization	1,188,647	96,332	78,241	1,363,220
Gross margin	$475,145	$111,446	$64,127	$650,718
Gross margin percentage	28.6%	53.6%	45.0%	32.3%

	For the nine-month period ended September 27, 2025
	PDS	HHH	MS	Total
Revenue	$1,460,441	$179,272	$131,006	$1,770,719
Cost of revenue, excluding depreciation and amortization	1,018,550	82,187	$72,800	1,173,537
Gross margin	$441,891	$97,085	$58,206	$597,182
Gross margin percentage	30.3%	54.2%	44.4%	33.7%

	For the three-month periods ended		For the nine-month periods ended
Segment Reconciliation:	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Total segment gross margin	$226,765	$202,824	$650,718	$597,182
Branch and regional administrative expenses	103,478	95,399	296,349	276,855
Corporate expenses	35,901	52,000	104,140	124,034
Depreciation and amortization	3,165	2,599	9,058	7,810
Acquisition-related costs	665	(1,175)	8,165	2,331
Other operating expense	-	418	144	734
Operating income	83,556	53,583	232,862	185,418
Interest income	370	826	3,287	1,087
Interest expense	(27,085)	(35,127)	(84,019)	(107,465)
Loss on debt extinguishment	-	(5,862)	-	(5,862)
Other income (expense)	7,936	(3)	14,095	(5,475)
Income before income taxes	$64,777	$13,417	$166,225	$67,703

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

	For the three-month periods ended		For the nine-month periods ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Numerator:
Net income	$45,451	$14,064	$127,397	$46,282
Denominator:
Weighted average shares of common stock outstanding (1), basic	218,301	208,948	216,919	201,529
Net income per share, basic	$0.21	$0.07	$0.59	$0.23

Weighted average shares of common stock outstanding (1), diluted	229,223	222,234	225,416	211,920
Net income per share, diluted	$0.20	$0.06	$0.57	$0.22
Dilutive securities outstanding not included in the computation of diluted net income per share, as their effect is antidilutive:
Stock options	646	3,206	646	3,206

(1)
The calculation of weighted average shares of common stock outstanding includes all vested deferred restricted stock units.

15. SUBSEQUENT EVENT

On October 14, 2026, the Company entered into an additional interest rate cap agreement, effective February 28, 2027, for an aggregate notional amount of $880.0 million and a cap rate of 5.25%, effectively replacing the cap agreement expiring on February 28, 2027. The premium paid for the additional interest rate cap agreement was $8.7 million. The additional interest rate cap agreement has an expiration date of December 31, 2029.

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

Our fiscal year ends on the Saturday that is closest to December 31 of a given year, resulting in either a 52-week or 53-week fiscal year. “Fiscal year 2026” refers to the 52-week fiscal year ending on January 2, 2027. “Fiscal year 2025” refers to the 53-week fiscal year ended on January 3, 2026. The “three-month period ended October 3, 2026”, or “third quarter of 2026” refers to the 13-week fiscal quarter ended on October 3, 2026. The “three-month period ended September 27, 2025” or “third quarter of 2025” refers to the 13-week fiscal quarter ended on September 27, 2025. The "nine-month period ended October 3, 2026", or "first nine months of 2026", refers to the period from January 4, 2026 through October 3, 2026. The "nine-month period ended September 27, 2025", or "first nine months of 2025", refers to the period from December 29, 2024 through September 27, 2025.

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

The following table summarizes the revenues generated by each of our segments for the three-month periods ended October 3, 2026 and September 27, 2025, respectively:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the three-month period ended October 3, 2026	$695,540	$574,211	$72,146	$49,183
Percentage of consolidated revenue		83%	10%	7%
For the three-month period ended September 27, 2025	$621,942	$514,431	$62,427	$45,084
Percentage of consolidated revenue		83%	10%	7%

The following table summarizes the revenues generated by each of our segments for the nine-month periods ended October 3, 2026 and September 27, 2025, respectively:

(dollars in thousands)	Consolidated	PDS	HHH	MS
For the nine-month period ended October 3, 2026	$2,013,938	$1,663,792	$207,778	$142,368
Percentage of consolidated revenue		83%	10%	7%
For the nine-month period ended September 27, 2025	$1,770,719	$1,460,441	$179,272	$131,006
Percentage of consolidated revenue		82%	10%	8%

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

Recent Developments

On August 26, 2026, certain selling stockholders (the "Selling Stockholders"), including affiliates of J.H. Whitney Equity Partners VII, LLC and certain of our current and former directors and officers, sold 15,000,000 shares of our common stock to the public (the "Secondary Offering") pursuant to an underwriting agreement (the "Underwriting Agreement") by and among the Company, the Selling Stockholders, and RBC Capital Markets, LLC (the "Underwriter"). On August 26, 2026, the Underwriter exercised an additional 2,250,000 shares of our common stock to the public following the full exercise of an over-allotment option pursuant to the Underwriting Agreement. The Company did not issue or sell any common stock in the Secondary Offering and did not receive any proceeds from the Secondary Offering.

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

Results of Operations

Three-Month Period Ended October 3, 2026 Compared to the Three-Month Period Ended September 27, 2025

The following table summarizes our consolidated results of operations, including Field contribution, which is a non-GAAP measure (see “Non-GAAP Financial Measures” below), for the three-month periods indicated:

	For the three-month periods ended
(dollars in thousands)	October 3, 2026	% of Revenue	September 27, 2025	% of Revenue	Change	% Change
Revenue	$695,540	100.0%	$621,942	100.0%	$73,598	11.8%
Cost of revenue, excluding depreciation and amortization	468,775	67.4%	419,118	67.4%	49,657	11.8%
Gross margin	$226,765	32.6%	$202,824	32.6%	$23,941	11.8%
Branch and regional administrative expenses	103,478	14.9%	95,399	15.3%	8,079	8.5%
Field contribution	$123,287	17.7%	$107,425	17.3%	$15,862	14.8%
Corporate expenses	35,901	5.2%	52,000	8.4%	(16,099)	-31.0%
Depreciation and amortization	3,165	0.5%	2,599	0.4%	566	21.8%
Acquisition-related costs	665	0.1%	(1,175)	-0.2%	1,840	-156.6%
Other operating expense	-	0.0%	418	0.1%	(418)	-100.0%
Operating income	$83,556	12.0%	$53,583	8.6%	$29,973	55.9%
Interest expense, net	(26,715)		(34,301)		7,586	-22.1%
Loss on debt extinguishment	-		(5,862)		5,862	-100.0%
Other income (expense)	7,936		(3)		7,939	NM
Income tax (expense) benefit	(19,326)		647		(19,973)	NM
Net income	$45,451		$14,064		$31,387	223.2%

NM = A percentage calculation that is not meaningful due to a percentage change greater than 1000%.

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the three-month periods indicated:

	For the three-month periods ended
(dollars in thousands)	October 3, 2026	September 27, 2025	Change	% Change
Revenue	$695,540	$621,942	$73,598	11.8%
Cost of revenue, excluding depreciation and amortization	468,775	419,118	49,657	11.8%
Gross margin	$226,765	$202,824	$23,941	11.8%
Gross margin percentage	32.6%	32.6%		0.0%	(1)
Branch and regional administrative expenses	103,478	95,399	8,079	8.5%
Field contribution	$123,287	$107,425	$15,862	14.8%
Field contribution margin	17.7%	17.3%
Corporate expenses	$35,901	$52,000	$(16,099)	-31.0%
As a percentage of revenue	5.2%	8.4%
Operating income	$83,556	$53,583	$29,973	55.9%
As a percentage of revenue	12.0%	8.6%
(1)
Represents the change in margin percentage quarter over quarter.

The following tables summarize our key performance measures by segment for the three-month periods indicated:

	PDS
	For the three-month periods ended
(dollars and hours in thousands)	October 3, 2026	September 27, 2025	Change	% Change
Revenue	$574,211	$514,431	$59,780	11.6%
Cost of revenue, excluding depreciation and amortization	408,183	365,159	43,024	11.8%
Gross margin	$166,028	$149,272	$16,756	11.2%
Gross margin percentage	28.9%	29.0%		-0.1%	(4)
Hours	13,023	11,822	1,201	10.2%
Revenue rate	$44.09	$43.51	$0.58	1.4%	(1)
Cost of revenue rate	$31.34	$30.89	$0.45	1.6%	(2)
Spread rate	$12.75	$12.62	$0.13	1.0%	(3)

	HHH
	For the three-month periods ended
(dollars and admissions/episodes in thousands)	October 3, 2026	September 27, 2025	Change	% Change
Revenue	$72,146	$62,427	$9,719	15.6%
Cost of revenue, excluding depreciation and amortization	33,662	29,146	4,516	15.5%
Gross margin	$38,484	$33,281	$5,203	15.6%
Gross margin percentage	53.3%	53.3%		0.0%	(4)
Home health total admissions (5)	11.6	9.7	1.9	19.6%
Home health episodic admissions (6)	9.3	7.5	1.8	24.0%
Home health total episodes (7)	16.0	12.9	3.1	24.0%
Home health episodic mix (8)	80.2%	77.3%		2.9%	(10)
Home health revenue per completed episode (9)	$3,199	$3,215	$(16)	-0.5%

	MS
	For the three-month periods ended
(dollars and UPS in thousands)	October 3, 2026	September 27, 2025	Change	% Change
Revenue	$49,183	$45,084	$4,099	9.1%
Cost of revenue, excluding depreciation and amortization	26,930	24,813	2,117	8.5%
Gross margin	$22,253	$20,271	$1,982	9.8%
Gross margin percentage	45.2%	45.0%		0.2%	(4)
Unique patients served (“UPS”)	98	91	7	7.7%
Revenue rate	$501.87	$495.43	$6.44	1.4%	(1)
Cost of revenue rate	$274.80	$272.67	$2.13	0.8%	(2)
Spread rate	$227.07	$222.76	$4.31	2.1%	(3)

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

Summary Operating Results

Operating Income

Operating income was $83.6 million, or 12.0% of revenue, for the three-month period ended October 3, 2026, as compared to operating income of $53.6 million, or 8.6% of revenue, an increase of $30.0 million for the three-month period ended September 27, 2025.

Operating income for the third quarter of 2026 was positively impacted by an increase of $15.9 million, or 14.8%, in Field contribution, as compared to the third quarter of 2025. The $15.9 million increase in Field contribution resulted from an $73.6 million, or 11.8%, increase in consolidated revenue, and a 0.4% increase in our Field contribution margin to 17.7% for the third quarter of 2026 from 17.3% for the third quarter of 2025. The primary driver of our higher Field contribution margin over the comparable quarter was a 0.4% decrease in branch and regional administrative expenses as a percentage of revenue to 14.9% for the third quarter of 2026 from 15.3% for the third quarter of 2025.

The following items primarily contributed to the comparable change in operating income over the comparable third quarter period:

•
the previously discussed $15.9 million increase in Field contribution, and
•
a $16.1 million decrease in corporate expenses; offset by
•
a $1.8 million increase in acquisition-related costs, and
•
a $0.6 million increase in depreciation and amortization.

Net Income

Net income for the three-month period ended October 3, 2026 was $45.5 million, as compared to net income of $14.1 million for the three-month period ended September 27, 2025. The $31.4 million increase in net income was primarily driven by the following:

•
the previously discussed $30.0 million increase in operating income,
•
a $7.6 million decrease in interest expense, net of interest income,
•
an aggregate $7.9 million decrease in valuation losses on interest rate derivatives and net settlements received from interest rate derivative counterparties included in other income (expense); and
•
the absence of a $5.9 million loss on debt extinguishment charge incurred in the three-month period ended September 27, 2025; offset by
•
a $20.0 million increase in tax expense.

Revenue

Revenue was $695.5 million for the three-month period ended October 3, 2026, as compared to $621.9 million for the three-month period ended September 27, 2025, an increase of $73.6 million, or 11.8%. This increase resulted from the following segment activity:

•
a $59.8 million, or 11.6%, increase in PDS revenue;
•
a $9.7 million, or 15.6%, increase in HHH revenue; and
•
a $4.1 million, or 9.1%, increase in MS revenue.

Our PDS segment revenue growth of $59.8 million, or 11.6%, for the three-month period ended October 3, 2026 was attributable to a 10.2% increase in volume and a 1.4% increase in revenue rate. The 10.2% increase in volume was primarily attributable to growth in demand for non-clinical services and comparatively higher volumes attributable to the Family First acquisition which was completed on June 1, 2026.

The 1.4% increase in PDS revenue rate for the three-month period ended October 3, 2026, as compared to the three-month period ended September 27, 2025, resulted primarily from reimbursement rate increases issued by various state Medicaid programs and Managed Medicaid payers and improved implicit price concessions.

Our HHH segment revenue growth of $9.7 million, or 15.6%, for the three-month period ended October 3, 2026, as compared to the three-month period ended September 27, 2025, resulted primarily from a 24.0% increase in total episodes compared to the third quarter of 2025.

The $4.1 million, or 9.1%, increase in MS segment revenue for the three-month period ended October 3, 2026, as compared to the three-month period ended September 27, 2025, was attributable to a 7.7% increase in volume and a 1.4% increase in revenue rate compared to the third quarter of 2025.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $468.8 million for the three-month period ended October 3, 2026, as compared to $419.1 million for the three-month period ended September 27, 2025, an increase of $49.7 million, or 11.8%. This increase resulted from the following segment activity:

•
a $43.0 million, or 11.8%, increase in PDS cost of revenue;
•
a $4.5 million, or 15.5%, increase in HHH cost of revenue; and
•
a $2.1 million, or 8.5%, increase in MS cost of revenue.

The 11.8% increase in PDS cost of revenue for the three-month period ended October 3, 2026 resulted from the previously described 10.2% increase in PDS volume combined with a 1.6% increase in PDS cost of revenue rate. The 1.6% increase in cost of revenue rate primarily resulted from higher caregiver labor costs, including the pass-through of reimbursement rate increases in the third quarter of 2026.

The 15.5% increase in HHH cost of revenue for the three-month period ended October 3, 2026 was driven primarily by higher home health total episodes.

The 8.5% increase in MS cost of revenue for the three-month period ended October 3, 2026 was driven primarily by the previously noted increase in volume and higher product costs.

Gross Margin and Gross Margin Percentage

Gross margin was $226.8 million, or 32.6% of revenue, for the three-month period ended October 3, 2026, as compared to $202.8 million, or 32.6% of revenue, for the three-month period ended September 27, 2025. Gross margin increased $23.9 million, or 11.8%, from the comparable prior year quarter. The combined changes in our revenue rates and cost of revenue rates in each of our segments, which we refer to as the change in our spread rate in our PDS and MS segments, and the change in gross margin percentage in our HHH segment, are as follows:

•
a 1.0% increase in PDS spread rate from $12.62 to $12.75 driven by the 1.4% increase in PDS revenue rate, net of the 1.6% increase in PDS cost of revenue rate;
•
a 2.1% increase in MS spread rate from $222.76 to $227.07 driven by the 1.4% increase in MS revenue rate, net of the 0.8% increase in MS cost of revenue rate; and
•
an unchanged gross margin percentage in our HHH segment.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $103.5 million, or 14.9% of revenue, for the three-month period ended October 3, 2026, as compared to $95.4 million, or 15.3% of revenue, for the three-month period ended September 27, 2025, an increase of $8.1 million, or 8.5%.

The 8.5% increase in branch and regional administrative expenses for the three-month period ended October 3, 2026, as compared to the three-month period ended September 27, 2025, was primarily due to the additional branch operations associated with the acquisition of Family First, and costs associated with integrating the acquired operations into our operating footprint. The overall 0.4% decrease in branch and regional administrative expenses as a percentage of revenue for the three-month period ended October 3, 2026, as compared to the three-month period ended September 27, 2025 is the result of leveraging our operating support model to effectively incorporate increased volume from acquisitions and higher demand driven from our existing operating footprint.

Field Contribution and Field Contribution Margin

Field contribution was $123.3 million, or 17.7% of revenue, for the three-month period ended October 3, 2026, as compared to $107.4 million, or 17.3% of revenue, for the three-month period ended September 27, 2025. Field contribution increased $15.9 million, or 14.8%, for the three-month period ended October 3, 2026, as compared to the three-month period ended September 27, 2025. The 0.4% increase in Field contribution margin for the three-month period ended October 3, 2026 resulted from the following:

•
an unchanged gross margin percentage for the three-month period ended October 3, 2026, as compared to the three-month period ended September 27, 2025, and
•
a 0.4% decrease in branch and regional administrative expenses as a percentage of revenue for the three-month period ended October 3, 2026, as compared to the three-month period ended September 27, 2025.

Field contribution and Field contribution margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the three-month periods ended October 3, 2026 and September 27, 2025 were as follows:

	For the three-month periods ended
	October 3, 2026		September 27, 2025
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$695,540		$621,942
Corporate expense components:
Compensation and benefits	$20,859	3.0%	$20,084	3.2%
Non-cash share-based compensation	2,626	0.4%	3,522	0.6%
Professional services	6,482	0.9%	23,554	3.8%
Rent and facilities expense	3,559	0.5%	3,224	0.5%
Office and administrative	321	0.0%	(510)	-0.1%
Other	2,054	0.3%	2,126	0.3%
Total corporate expenses	$35,901	5.2%	$52,000	8.4%

Corporate expenses were $35.9 million, or 5.2% of revenue, for the three-month period ended October 3, 2026, as compared to $52.0 million, or 8.4% of revenue, for the three-month period ended September 27, 2025. The $16.1 million decrease in corporate expenses was primarily the result of $16.0 million of lower professional services incurred in the prior year period associated with refinancing our credit facilities.

Depreciation and Amortization

Depreciation and amortization was $3.2 million for the three-month period ended October 3, 2026, as compared to $2.6 million for the three-month period ended September 27, 2025, an increase of $0.6 million, driven primarily from an increase in amortization expense related to acquired tradenames from Family First and depreciation associated with increased purchases of property and equipment and software.

Acquisition-related costs

Acquisition-related costs were $0.7 million for the three-month period ended October 3, 2026, as compared to $(1.2) million for the three-month period ended September 27, 2025. Acquisition-related costs in the third quarter of 2025 were primarily related to the release of previously accrued costs associated with the Thrive acquisition.

Other Operating Expense

There was no other operating expense for the three-month period ended October 3, 2026, as compared to other operating expense of $0.4 million for the three-month period ended September 27, 2025. Other operating expense in the prior year period primarily resulted from the value associated with the impairment of certain licenses.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $26.7 million for the three-month period ended October 3, 2026, as compared to $34.3 million for the three-month period ended September 27, 2025, a decrease of $7.6 million, or 22.1%. The decrease was primarily driven by a lower U.S. federal funds rate over the comparable periods, the positive effect of the refinancing of our credit facility in the third quarter of 2025, and the successful repricing of our credit facility during the second quarter of 2026. The drivers above reduced our weighted average interest rate from 7.8% as of September 27, 2025 to 6.8% as of October 3, 2026, resulting in lower interest expense. See further analysis under Liquidity and Capital Resources below.

Loss on Debt Extinguishment

During the three-month period ended September 27, 2025, we restructured our Existing Credit Agreement, as well as terminated our Second Lien Term Loan Credit Agreement. As a result of the overall debt refinancing, we recognized a $5.9 million loss on debt extinguishment for the three-month period ended September 27, 2025.

Other Income (Expense)

Other income was $7.9 million for the three-month period ended October 3, 2026, as compared to other expense of less than $0.1 million for the three-month period ended September 27, 2025. We realized a $12.6 million decrease in non-cash valuation losses associated with interest rate derivatives resulting from changes in market expectations of future interest rates as of the comparable quarter-end valuation date and the expiration of our interest rate swaps which were replaced with interest rate caps at a higher interest rate, partially offset by a $4.5 million decrease in net settlements with interest rate derivative counterparties as interest rates decreased compared to the prior year fiscal quarter due to lower market interest rates and the expiration of our interest rate swaps. Details of other income (expense) included the following:

	For the three-month periods ended
(dollars in thousands)	October 3, 2026	September 27, 2025
Valuation gain (loss), net to state interest rate derivatives at fair value	$6,469	$(6,154)
Net settlements received from interest rate derivative counterparties	1,638	6,144
Other	(171)	7
Total other income (expense)	$7,936	$(3)

Income Taxes

We record income tax expense during interim periods based on our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. We analyze various factors to determine the estimated annual effective income tax rate, including projections of our annual earnings, the impact of state and local income taxes, our ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. We incurred income tax expense of $19.3 million for the three-month period ended October 3, 2026, as compared to income tax benefit of $0.6 million for the three-month period ended September 27, 2025. This increase in tax expense was primarily driven by differences in our projections of annual earnings at the end of each comparable three-month period. Additionally, the three-month period ended September 27, 2025 benefited from including the full estimated year-to-date effect of the OBBBA, which was enacted on July 4, 2025.

Nine-Month Period Ended October 3, 2026 Compared to the Nine-Month Period Ended September 27, 2025

The following table summarizes our consolidated results of operations, including Field contribution, which is a non-GAAP measure (see “Non-GAAP Financial Measures” below), for the nine-month periods indicated:

	For the nine-month periods ended
(dollars in thousands)	October 3, 2026	% of Revenue	September 27, 2025	% of Revenue	Change	% Change
Revenue	$2,013,938	100.0%	$1,770,719	100.0%	$243,219	13.7%
Cost of revenue, excluding depreciation and amortization	1,363,220	67.7%	1,173,537	66.3%	189,683	16.2%
Gross margin	$650,718	32.3%	$597,182	33.7%	$53,536	9.0%
Branch and regional administrative expenses	296,349	14.7%	276,855	15.6%	19,494	7.0%
Field contribution	$354,369	17.6%	$320,327	18.1%	$34,042	10.6%
Corporate expenses	104,140	5.2%	124,034	7.0%	(19,894)	-16.0%
Depreciation and amortization	9,058	0.4%	7,810	0.4%	1,248	16.0%
Acquisition-related costs	8,165	0.4%	2,331	0.1%	5,834	250.3%
Other operating expense	144	0.0%	734	0.0%	(590)	-80.4%
Operating income	$232,862	11.6%	$185,418	10.5%	$47,444	25.6%
Interest expense, net	(80,732)		(106,378)		25,646	-24.1%
Loss on debt extinguishment	-		(5,862)		5,862	-100.0%
Other income (expense)	14,095		(5,475)		19,570	-357.4%
Income tax expense	(38,828)		(21,421)		(17,407)	81.3%
Net income	$127,397		$46,282		$81,115	175.3%

The following table summarizes our consolidated key performance measures, including Field contribution and Field contribution margin, which are non-GAAP measures (see “Non-GAAP Financial Measures” below), for the nine-month periods indicated:

	For the nine-month periods ended
(dollars in thousands)	October 3, 2026	September 27, 2025	Change	% Change
Revenue	$2,013,938	$1,770,719	$243,219	13.7%
Cost of revenue, excluding depreciation and amortization	1,363,220	1,173,537	189,683	16.2%
Gross margin	$650,718	$597,182	$53,536	9.0%
Gross margin percentage	32.3%	33.7%		-1.4%	(1)
Branch and regional administrative expenses	296,349	276,855	19,494	7.0%
Field contribution	$354,369	$320,327	$34,042	10.6%
Field contribution margin	17.6%	18.1%
Corporate expenses	$104,140	$124,034	$(19,894)	-16.0%
As a percentage of revenue	5.2%	7.0%
Operating income	$232,862	$185,418	$47,444	25.6%
As a percentage of revenue	11.6%	10.5%
(1)
Represents the change in margin percentage period over period.

The following tables summarize our key performance measures by segment for the nine-month periods indicated:

	PDS
	For the nine-month periods ended
(dollars and hours in thousands)	October 3, 2026	September 27, 2025	Change	% Change
Revenue	$1,663,792	$1,460,441	$203,351	13.9%
Cost of revenue, excluding depreciation and amortization	1,188,647	1,018,550	170,097	16.7%
Gross margin	$475,145	$441,891	$33,254	7.5%
Gross margin percentage	28.6%	30.3%		-1.7%	(4)
Hours	37,608	33,762	3,846	11.4%
Revenue rate	$44.24	$43.26	$0.98	2.5%	(1)
Cost of revenue rate	$31.61	$30.17	$1.44	5.3%	(2)
Spread rate	$12.63	$13.09	$(0.46)	-3.9%	(3)

	HHH
	For the nine-month periods ended
(dollars and admissions/episodes in thousands)	October 3, 2026	September 27, 2025	Change	% Change
Revenue	$207,778	$179,272	$28,506	15.9%
Cost of revenue, excluding depreciation and amortization	96,332	82,187	14,145	17.2%
Gross margin	$111,446	$97,085	$14,361	14.8%
Gross margin percentage	53.6%	54.2%		-0.6%	(4)
Home health total admissions (5)	33.1	29.2	3.9	13.4%
Home health episodic admissions (6)	26.7	22.3	4.4	19.7%
Home health total episodes (7)	45.6	37.4	8.2	21.9%
Home health episodic mix (8)	80.7%	76.4%		4.3%	(10)
Home health revenue per completed episode (9)	$3,190	$3,206	$(16)	-0.5%

	MS
	For the nine-month periods ended
(dollars and UPS in thousands)	October 3, 2026	September 27, 2025	Change	% Change
Revenue	$142,368	$131,006	$11,362	8.7%
Cost of revenue, excluding depreciation and amortization	78,241	72,800	5,441	7.5%
Gross margin	$64,127	$58,206	$5,921	10.2%
Gross margin percentage	45.0%	44.4%		0.6%	(4)
Unique patients served (“UPS”)	286	271	15	5.5%
Revenue rate	$497.79	$483.42	$14.37	3.2%	(1)
Cost of revenue rate	$273.57	$268.63	$4.94	2.0%	(2)
Spread rate	$224.22	$214.79	$9.43	4.7%	(3)

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

Summary Operating Results

Operating Income

Operating income was $232.9 million for the nine-month period ended October 3, 2026, as compared to operating income of $185.4 million for the nine-month period ended September 27, 2025, an increase of $47.4 million, or 25.6%.

Operating income for the nine-month period of 2026 was positively impacted by an increase of $34.0 million, or 10.6%, in Field contribution as compared to the nine-month period of 2025. The $34.0 million increase in Field contribution resulted from a $243.2 million, or 13.7%, increase in consolidated revenue partially offset by a 0.5% decrease in our Field contribution margin to 17.6% for the nine-month period of 2026 from 18.1% for the nine-month period of 2025. The primary driver of our lower Field contribution margin year over year was a decrease in gross margin percentage from 33.7% for the nine-month period of 2025 to 32.3% for the nine-month period of 2026, partially offset by a 0.9% decrease in branch and regional administrative expenses as a percentage of revenue to 14.7% for the nine-month period of 2026 from 15.6% for the nine-month period of 2025.

The following items primarily contributed to the $47.4 million increase in operating income compared to the first nine months of 2025 primarily consists of:

•
the previously discussed $34.0 million increase in Field contribution;
•
a $19.9 million decrease in corporate expenses; and
•
a $0.6 million decrease in other operating expense; offset by
•
a $1.2 million increase in depreciation and amortization; and
•
a $5.8 million increase in acquisition-related costs.

Net Income

Net income for the nine-month period ended October 3, 2026 was $127.4 million, as compared to net income of $46.3 million for the nine-month period ended September 27, 2025. The $81.1 million increase in net income was primarily driven by the following:

•
the previously discussed $47.4 million increase in operating income;
•
a $25.6 million decrease in interest expense, net of interest income;
•
an aggregate $19.6 million decrease in valuation losses on interest rate derivatives and net settlements received from interest rate derivative counterparties included in other income (expense); and
•
the absence of a $5.9 million loss on debt extinguishment charge incurred in the nine-month period ended September 27, 2025; offset by
•
a $17.4 million increase in income tax expense.

Revenue

Revenue was $2,013.9 million for the nine-month period ended October 3, 2026, as compared to $1,770.7 million for the nine-month period ended September 27, 2025, an increase of $243.2 million, or 13.7%. This increase resulted from the following segment activity:

•
a $203.4 million, or 13.9%, increase in PDS revenue;
•
a $28.5 million, or 15.9%, increase in HHH revenue; and
•
an $11.4 million, or 8.7%, increase in MS revenue.

Our PDS segment revenue growth of $203.4 million, or 13.9%, for the nine-month period ended October 3, 2026 was attributable to a 11.4% increase in volume and a 2.5% increase in revenue rate. The 11.4% increase in volume was primarily attributable to growth in demand for non-clinical services and new volumes attributable to the Thrive and Family First acquisitions which were completed on June 2, 2025 and June 1, 2026, respectively.

The 2.5% increase in PDS revenue rate for the nine-month period ended October 3, 2026, as compared to the nine-month period ended September 27, 2025, resulted primarily from reimbursement rate increases issued by various state Medicaid programs and Managed Medicaid payers and improved implicit price concessions. Reimbursement rate increases in the nine-month period ended October 3,

2026 exceeded the nine-month period ended September 27, 2025, which benefited from certain rate increases applied retroactively for services provided since July 1, 2024, and January 1, 2025.

Our HHH segment revenue increase of $28.5 million, or 15.9%, for the nine-month period ended October 3, 2026 resulted primarily from a 21.9% increase in total episodes compared to the first nine months of 2025.

Our MS segment revenue growth of $11.4 million, or 8.7%, for the nine-month period ended October 3, 2026, as compared to the nine-month period ended September 27, 2025, was attributable to an increase in volume of 5.5% compared to the first nine months of 2025 and an increase in revenue rate of 3.2%.

Cost of Revenue, Excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, was $1,363.2 million for the nine-month period ended October 3, 2026, as compared to $1,173.5 million for the nine-month period ended September 27, 2025, an increase of $189.7 million, or 16.2%. This increase resulted from the following segment activity:

•
a $170.1 million, or 16.7%, increase in PDS cost of revenue;
•
a $14.1 million, or 17.2%, increase in HHH cost of revenue; and
•
a $5.4 million, or 7.5%, increase in MS cost of revenue.

The 16.7% increase in PDS cost of revenue for the nine-month period ended October 3, 2026 resulted from the previously described 11.4% increase in PDS volume combined with a 5.3% increase in PDS cost of revenue rate. The 5.3% increase in cost of revenue rate primarily resulted from higher caregiver labor costs, including the pass-through of reimbursement rate increases and higher general and professional liability expense over the comparable periods. The nine-month period ended September 27, 2025 also included a $6.2 million release of certain accrued legal settlements which did not reoccur in the nine-month period ended October 3, 2026.

The 17.2% increase in HHH cost of revenue for the nine-month period ended October 3, 2026 was driven primarily by higher home health total episodes over the comparable periods.

The 7.5% increase in MS cost of revenue for the nine-month period ended October 3, 2026 was driven by the previously described 5.5% increase in MS volumes and a 2.0% increase in cost of revenue rate.

Gross Margin and Gross Margin Percentage

Gross margin was $650.7 million, or 32.3% of revenue, for the nine-month period ended October 3, 2026, as compared to $597.2 million, or 33.7% of revenue, for the nine-month period ended September 27, 2025. Gross margin increased $53.5 million, or 9.0%, from the comparable prior year period. The 1.4% decrease in gross margin percentage for the nine-month period ended October 3, 2026 resulted from the combined changes in our revenue rates and cost of revenue rates in each of our segments, which we refer to as the change in our spread rate in our PDS and MS segments, and the change in gross margin percentage in our HHH segment, as follows:

•
a 3.9% decrease in PDS spread rate from $13.09 to $12.63 driven by the 2.5% increase in PDS revenue rate, net of the 5.3% increase in PDS cost of revenue rate;
•
a 4.7% increase in MS spread rate from $214.79 to $224.22 driven by the 3.2% increase in MS revenue rate, net of the 2.0% increase in MS cost of revenue rate; and
•
our HHH segment, in which gross margin percentage decreased by 0.6%.

Branch and Regional Administrative Expenses

Branch and regional administrative expenses were $296.3 million, or 14.7% of revenue, for the nine-month period ended October 3, 2026, as compared to $276.9 million, or 15.6% of revenue, for the nine-month period ended September 27, 2025, an increase of $19.5 million, or 7.0%.

The 7.0% increase in branch and regional administrative expenses for the nine-month period ended October 3, 2026, as compared to the nine-month period ended September 27, 2025, was primarily due to increased costs related to the acquisitions of Thrive and Family First, which were completed on June 2, 2025 and June 1, 2026, respectively, and increased our operating footprint, including adding new locations and support personnel. The overall 0.9% decrease in branch and regional administrative expenses as a percentage of revenue for the nine-month period ended October 3, 2026, as compared to the nine-month period ended September 27, 2025 is the result of leveraging our operating support model to effectively incorporate increased volume from acquisitions and higher demand driven from our existing operating footprint.

Field Contribution and Field Contribution Margin

Field contribution was $354.4 million, or 17.6% of revenue, for the nine-month period ended October 3, 2026, as compared to $320.3 million, or 18.1% of revenue, for the nine-month period ended September 27, 2025. Field contribution increased $34.0 million, or 10.6%, for the nine-month period ended October 3, 2026, as compared to the nine-month period ended September 27, 2025. The 0.5% decrease in Field contribution margin for the nine-month period ended October 3, 2026 resulted from the following:

•
a 1.4% decrease in gross margin percentage in the nine-month period ended October 3, 2026, as compared to the nine-month period ended September 27, 2025; offset by
•
a 0.9% decrease in branch and regional administrative expenses as a percentage of revenue in the nine-month period ended October 3, 2026, as compared to the nine-month period ended September 27, 2025.

Field contribution and Field contribution margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

Corporate Expenses

Corporate expenses as a percentage of revenue for the nine-month periods ended October 3, 2026 and September 27, 2025 were as follows:

	For the nine-month periods ended
	October 3, 2026		September 27, 2025
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue	$2,013,938		$1,770,719
Corporate expense components:
Compensation and benefits	$58,753	2.9%	$58,550	3.3%
Non-cash share-based compensation	7,702	0.4%	14,401	0.8%
Professional services	20,521	1.0%	35,227	2.0%
Rent and facilities expense	9,994	0.5%	9,237	0.5%
Office and administrative	1,115	0.1%	407	0.0%
Other	6,055	0.3%	6,212	0.4%
Total corporate expenses	$104,140	5.2%	$124,034	7.0%

Corporate expenses were $104.1 million, or 5.2% of revenue, for the nine-month period ended October 3, 2026, as compared to $124.0 million, or 7.0% of revenue, for the nine-month period ended September 27, 2025. The $19.9 million, or 16.0%, decrease in corporate expenses resulted primarily from $16.0 million lower professional services incurred in the prior year period associated with refinancing our credit facilities, and lower non-cash share-based compensation costs, primarily due to the acceleration of the SMRP in the prior year period. The decreased costs were partially offset by professional services expense in the current year period related to modification costs associated with the repricing of our Existing Credit Facility which we completed during the second fiscal quarter of 2026.

Depreciation and Amortization

Depreciation and amortization was $9.1 million for the nine-month period ended October 3, 2026, as compared to $7.8 million for the nine-month period ended September 27, 2025, an increase of $1.2 million, or 16.0%. The $1.2 million increase primarily resulted from an increase in amortization expense related to acquired tradenames from Thrive and Family First.

Acquisition-related costs

Acquisition related costs were $8.2 million for the nine-month period ended October 3, 2026, as compared to $2.3 million for the nine-month period ended September 27, 2025, an increase of $5.8 million. Acquisition-related costs during both periods were primarily related to the completed acquisitions of Thrive and Family First, which were completed on June 2, 2025 and June 1, 2026, respectively.

Other Operating Expense

Other operating expenses were $0.1 million for the nine-month period ended October 3, 2026, as compared to $0.7 million for the nine-month period ended September 27, 2025. Other operating expense in both periods primarily resulted from the value associated with the impairment of certain licenses.

Interest Expense, net of Interest Income

Interest expense, net of interest income was $80.7 million for the nine-month period ended October 3, 2026, as compared to $106.4 million for the nine-month period ended September 27, 2025, a decrease of $25.6 million, or 24.1%. The decrease was primarily driven by a lower U.S. federal funds rate during the nine-month period ended October 3, 2026 compared to the nine-month period ended September 27, 2025, the positive effect of the refinancing of our credit facility in the third quarter of 2025, and the successful repricing of our credit facility during the second quarter of 2026. The drivers above reduced our weighted average interest rate from 7.8% as of September 27, 2025 to 6.8% as of October 3, 2026, resulting in lower interest expense. Further, our interest income increased $2.1 million compared to the prior year period due to improved liquidity. See further analysis under Liquidity and Capital Resources below.

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

Other Income (Expense)

Other income was $14.1 million for the nine-month period ended October 3, 2026, as compared to other expense of $5.5 million for the nine-month period ended September 27, 2025. We realized a $29.0 million decrease in non-cash valuation losses on interest rate derivatives resulting from changes in market expectations of future interest rates as of the comparable valuation dates and the expiration of our interest rate swaps which were replaced with interest rate caps at a higher interest rate, partially offset by a $9.2 million decline in net settlements with interest rate derivative counterparties as interest rates decreased compared to the prior year period due to lower market interest rates and the expiration of our interest rate swaps. Details of other income (expense) included the following:

	For the nine-month periods ended
(dollars in thousands)	October 3, 2026	September 27, 2025
Valuation gain (loss), net to state interest rate derivatives at fair value	$5,239	$(23,734)
Net settlements received from interest rate derivative counterparties	9,040	18,202
Other	(184)	57
Total other income (expense)	$14,095	$(5,475)

Income Taxes

We record income tax expense during interim periods based on our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. We analyze various factors to determine the estimated annual effective income tax rate, including projections of our annual earnings, the impact of state and local income taxes, our ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. We incurred income tax expense of $38.8 million for the nine-month period ended October 3, 2026, as compared to income tax expense of $21.4 million for the nine-month period ended September 27, 2025. This increase in tax expense was primarily driven by differences in our projections of annual earnings at the end of each comparable nine-month period, certain non-deductible expenses, most notably interest expense and executive compensation, and the changes in the valuation allowance recorded against certain deferred tax assets. Additionally, the nine-month period ended October 3, 2026, included a discrete benefit related to share-based compensation, whereas the nine-month period ended September 27, 2025 included the benefit of certain provisions of the OBBBA.

Non-GAAP Financial Measures

In addition to our results of operations prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which we have discussed above, we also evaluate our financial performance using EBITDA, Adjusted EBITDA, Field contribution and Field contribution margin.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP financial measures and are not intended to replace financial performance measures determined in accordance with U.S. GAAP, such as net income or loss. Rather, we present EBITDA and Adjusted EBITDA as supplemental measures of our performance. We define EBITDA as net income or loss before interest expense, net; income tax expense or benefit; and depreciation and amortization. We define Adjusted EBITDA as EBITDA, adjusted for the impact of certain other items that are either non-recurring, infrequent, non-cash, unusual, or items deemed by management to not be indicative of the performance of our core operations, including impairments of goodwill, intangible assets, and other long-lived assets; non-cash, share-based compensation, and associated employer payroll taxes; loss on debt extinguishment; fees related to debt modifications; the effect of interest rate derivatives; acquisition-related and integration costs; legal costs and settlements associated with acquisition matters; restructuring costs; other legal matters; other system transition costs, professional fees; and other costs including gains and losses on acquisitions and dispositions of certain businesses. As non-GAAP financial measures, our computations of EBITDA and Adjusted EBITDA may vary from similarly termed non-GAAP financial measures used by other companies, making comparisons with other companies on the basis of this measure impracticable.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods indicated:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net income	$45,451	$14,064	$127,397	$46,282
Interest expense, net	26,715	34,301	80,732	106,378
Income tax expense (benefit)	19,326	(647)	38,828	21,421
Depreciation and amortization	3,165	2,599	9,058	7,810
EBITDA	94,657	50,317	256,015	181,891
Goodwill, intangible and other long-lived asset impairment	131	418	252	738
Non-cash share-based compensation	4,239	4,960	12,521	21,115
Loss on debt extinguishment	-	5,862	-	5,862
Fees related to debt modifications	31	15,964	1,535	15,964
Interest rate derivatives (1)	(8,107)	9	(14,279)	5,532
Acquisition-related costs (2)	665	(1,175)	8,165	2,332
Integration costs (3)	3,808	2,250	6,477	4,793
Legal costs and settlements associated with acquisition matters (4)	292	1,550	3,710	3,228
Restructuring (5)	-	52	-	468
Other legal matters (6)	3,914	12	3,942	(5,926)
Other adjustments (7)	456	(91)	1,534	(141)
Total adjustments (8)	$5,429	$29,811	$23,857	$53,965
Adjusted EBITDA	$100,086	$80,128	$279,872	$235,856

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
(3)
Represents (i) costs associated with our Integration Management Office, which focuses on our integration efforts and transformational projects such as systems conversions and implementations, material cost reduction and restructuring projects, among other things, of $0.4 million and $1.3 million for the three and nine-month periods ended October 3, 2026, respectively, and $0.5 million and $1.2 million for the three and nine-month periods ended September 27, 2025, respectively; and (ii) transitionary costs incurred to integrate acquired companies into our field and corporate operations of $3.4 million and $5.2 million for the three and nine-month periods ended October 3, 2026, respectively, and $1.8 million and $3.6 million for the three and nine-month periods ended September 27, 2025, respectively. Transitionary costs incurred to integrate acquired companies include IT consulting costs and related integration support costs; salary, severance and retention costs associated with duplicative acquired company personnel until such personnel are exited from the Company; accounting, legal and consulting costs; expenses and impairments related to the closure and consolidation of overlapping markets of acquired companies, including lease termination and relocation costs; costs associated with terminating legacy acquired company contracts and systems; and one-time costs associated with rebranding our acquired companies and locations to the Aveanna brand.
(4)
Represents legal and forensic costs, as well as settlements associated with resolving legal matters arising during or as a result of our acquisition-related activities. This primarily includes costs of $0.2 million and $2.8 million for the three and nine-month periods ended October 3, 2026, respectively, and $1.3 million and $2.6 million for the three and nine-month periods ended September 27, 2025, respectively, to comply with the U.S. Department of Justice, Antitrust Division’s grand jury subpoena related to nurse wages and hiring activities in certain of our markets, in connection with a terminated transaction.
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
(6)
Represents: (i) accrued legal settlements and related costs and expenses associated with employment litigation with a certain state of $3.9 million in both the three and nine-month periods ended October 3, 2026, with no such costs in any other period presented; and (ii) accrued legal settlements and the related costs and expenses associated with certain judgments and arbitration awards rendered against the Company where certain insurance coverage is in dispute. The Company released a legal reserve related to a certain accrued legal settlement during the nine-month period ended September 27, 2025.
(7)
Represents: (i) other costs or (income) that are either non-cash or non-core to the Company’s ongoing operations of $0.5 million and $1.5 million for the three and nine-month periods ended October 3, 2026, respectively, and $(0.1) million for both the three and nine-month periods ended September 27, 2025.
(8)
The table below reflects the increase or decrease, and aggregate impact, to the line items included in our consolidated statements of operations based upon the adjustments used in arriving at Adjusted EBITDA from EBITDA for the periods indicated:

	Impact to Adjusted EBITDA
	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Cost of revenue, excluding depreciation and amortization	$354	$353	$342	$(5,225)
Branch and regional administrative expenses	5,382	2,003	8,886	6,841
Corporate expenses	6,947	22,346	20,399	37,945
Acquisition-related costs	665	(1,175)	8,165	2,331
Other operating expense	-	(12)	-	34
Loss on debt extinguishment	-	5,862	-	5,862
Other (income) expense	(7,919)	434	(13,935)	6,177
Total adjustments	$5,429	$29,811	$23,857	$53,965

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

The following table reconciles gross margin to Field contribution and Field contribution margin for the periods indicated:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Gross margin	$226,765	$202,824	$650,718	$597,182
Gross margin percentage	32.6%	32.6%	32.3%	33.7%
Branch and regional administrative expenses	103,478	95,399	296,349	276,855
Field contribution	$123,287	$107,425	$354,369	$320,327
Field contribution margin	17.7%	17.3%	17.6%	18.1%
Revenue	$695,540	$621,942	$2,013,938	$1,770,719

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

At October 3, 2026 we had $197.8 million in cash on hand, $68.7 million available to us under our Securitization Facility and approximately $225.6 million of borrowing capacity under the 2026 Refinancing Revolving Credit Facility. Available borrowing capacity under the 2026 Refinancing Revolving Credit Facility is subject to a maintenance leverage covenant that becomes effective if more than 40% of the total commitment is utilized. We believe that our operating cash flows, available cash on hand, and availability under our Securitization Facility and 2026 Refinancing Revolving Credit Facility will be sufficient to meet our cash requirements for at least the next twelve months. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments and future results of operations. We cannot assure you that cash provided by operating activities or cash and cash equivalents on hand will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.

Cash Flow Activity

The following table sets forth a summary of our cash flows from operating, investing, and financing activities for the nine-month periods presented:

	For the nine-month periods ended
(dollars in thousands)	October 3, 2026	September 27, 2025
Net cash provided by operating activities	$157,524	$76,137
Net cash used in investing activities	$(188,684)	$(20,349)
Net cash provided by financing activities	$35,743	$5,790

Operating Activities

The primary sources or uses of our operating cash flow are operating income or operating losses, as well as any other significant non-cash items such as depreciation, amortization and share-based compensation, and cash paid for interest. The timing of collections of accounts receivable and the payment of accounts payable, other accrued liabilities and accrued payroll can also impact and cause fluctuations in our operating cash flow. Cash provided by operating activities increased by $81.4 million for the nine-month period ended October 3, 2026 compared to the nine-month period ended September 27, 2025, primarily due to:

•
improvements in operating income over the prior year period; and
•
decreases in interest expense over the prior year period; partially offset by
•
the comparative usage of cash associated with operating assets and liabilities during the first nine months of 2026, including the timing of collections of accounts receivable and payments of certain accrued payroll and employee benefits.

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

	September 27, 2025	January 3, 2026	April 4, 2026	July 4, 2026	October 3, 2026
Days Sales Outstanding	46.0	46.3	45.4	45.5	43.9

Investing Activities

Net cash used in investing activities was $188.7 million for the nine-month period ended October 3, 2026, as compared to $20.3 million for the nine-month period ended September 27, 2025. The primary driver of the $168.3 million increase in cash used in the current period was the acquisition of Family First and cash paid in connection with entry into the additional interest rate cap agreement of $4.6 million.

Financing Activities

Net cash provided by financing activities increased by $30.0 million, from $5.8 million net cash provided by financing activities for the nine-month period ended September 27, 2025 to $35.7 million net cash provided by financing activities for the nine-month period ended October 3, 2026. The $30.0 million increase in net cash provided by financing activities was primarily attributable to $41.3 million in proceeds from securitization draws, partially offset by lower principal payments on notes payable and term loans net of issuances from term loans, and a decrease in cash used to cover employee taxes on vesting of restricted stock during the nine-month period ended October 3, 2026.

Indebtedness

We typically incur term loan indebtedness to finance our acquisitions, and we borrow under our Securitization Facility and Revolving Credit Facility from time to time for working capital purposes, as well as to finance acquisitions, as needed. The following table presents our current and long-term obligations under our credit facilities as of October 3, 2026 and January 3, 2026, as well as related interest expense for the nine-month periods ended October 3, 2026 and September 27, 2025, respectively:

	Current and Long-term					Interest Expense
(dollars in thousands)	Obligations					For the nine-month periods ended
Instrument	October 3, 2026		January 3, 2026		Interest Rate as of October 3, 2026	October 3, 2026	September 27, 2025
2026 Term Loans (1)	$1,315,079		$1,321,687		S + 3.00%	$70,539	$56,274
Second Lien Term Loan (2)	-		-		N/A	-	34,922
2026 Refinancing Revolving Credit Facility (1)	-		-		S + 3.00%	721	546
Securitization Facility	206,250	(1)	165,000	(3)	S + 2.50%	8,961	9,819
Amortization of debt issuance costs	-		-			2,951	4,843
Other	-		-			847	1,061
Total Indebtedness	$1,521,329		$1,486,687			$84,019	$107,465
Less: unamortized debt issuance costs	(19,820)		(21,785)
Total current and long-term obligations, net of unamortized debt issuance costs	$1,501,509		$1,464,902

Weighted Average Interest Rate (4)	6.8%		7.3%

(1)
Variable rate debt instrument which accrues interest at a rate equal to the SOFR rate, plus an applicable margin.
(2)
The Second Lien Term Loan was paid in full as part of the Refinancing Amendment in the third quarter of 2025.
(3)
Variable rate debt instrument which accrues interest at a rate equal to the SOFR rate, plus a credit spread adjustment ("CSA"), plus an applicable margin.
(4)
Represents the weighted average annualized interest rate based upon the outstanding balances at October 3, 2026 and January 3, 2026, respectively, and the applicable interest rates at that date.

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

We were in compliance with all financial covenants and restrictions related to existing credit facilities at October 3, 2026.

On July 6, 2026, in accordance with certain required minimum funding provisions in the Securitization Facility Agreement, as amended, we increased borrowings under the Securitization Facility by $41.3 million to $206.3 million. Available borrowing capacity under the Securitization Facility was $68.7 million subsequent to the required minimum borrowing.

Contractual Obligations

Our contractual obligations consist primarily of long-term debt obligations, interest payments, and operating leases. These contractual obligations impact our short-term and long-term liquidity and capital needs. As of October 3, 2026, there were no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to changing interest rates under our Securitization Facility, the 2026 Refinancing Revolving Credit Facility, and the 2026 Term Loans, each of which currently bear interest at variable rates based on SOFR. As of October 3, 2026, the total amount of outstanding variable rate debt was $1.5 billion.

As of October 3, 2026, we had multiple interest rate cap agreements with an aggregate notional amount of $1,400.0 million and cap rates of 2.96% and 4.00%, effective for $880.0 million and $520.0 million of the notional amounts, respectively. The 2027 and 2029 cap agreements have an expiration dates of February 28, 2027 and December 31, 2029, respectively. We do not enter into such arrangements for trading purposes.

On October 14, 2026, the Company entered into an additional interest rate cap agreement, effective February 28, 2027, for an aggregate notional amount of $880.0 million and a cap rate of 5.25%, effectively replacing the cap agreement expiring on February 28, 2027. The premium paid for the additional interest rate cap agreement was $8.7 million. The additional interest rate cap agreement has an expiration date of December 31, 2029.

Based on our outstanding indebtedness and the effect of our interest rate cap agreements at October 3, 2026, a 100 basis point increase in interest rates associated with the approximately $121.3 million of unhedged variable rate debt as of October 3, 2026 would cause interest expense to increase by approximately $1.7 million annually.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer, and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of October 3, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the three-month period ended October 3, 2026, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended October 3, 2026, none of the directors or officers of the Company adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement", as defined in Item 408 of Regulation S-K, except as follows:

On August 25, 2026 and August 26, 2026, the officers of the Company listed in the chart below adopted Rule 10b5-1 trading arrangements intended to provide solely for "eligible sell-to-cover transactions" (as described in Rule 10b5-1(c)(1) under the Exchange Act) to satisfy the applicable tax withholding obligations in connection with the vesting of certain restricted stock unit awards. The number of shares to be sold pursuant to the officer's Rule 10b5-1 trading arrangement is dependent on the applicable tax obligations incurred in connection with the vesting of each officer's restricted stock unit awards and, therefore, is indeterminable at this time, but in no event will it exceed the aggregate number of shares of our common stock listed below.

Name	Title	Adoption Date (1)	Expiration Date	Aggregate # of securities to be sold (2)
Jeff Shaner	Chief Executive Officer	August 25, 2026	(3)	314,943
Matthew Buckhalter	Chief Financial Officer	August 25, 2026	(3)	132,409
Deborah Stewart	Chief Accounting Officer	August 25, 2026	(3)	56,747
Jerry Perchik	General Counsel and Chief Legal Officer	August 25, 2026	(3)	99,306
Ed Reisz	Chief Administrative Officer	August 26, 2026	(3)	99,306

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

Aveanna Healthcare Holdings Inc.

Date: November 12, 2026	By:	/s/ Jeff Shaner
Jeff Shaner Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Matthew Buckhalter
Matthew Buckhalter Chief Financial Officer
(Principal Financial Officer)

Date: November 12, 2026	By:	/s/ Deborah Stewart
Deborah Stewart
Chief Accounting Officer (Principal Accounting Officer)